Form 10-Q
period 1996-03-31
JAMESON INNS INC
filed 1996-05-15
CIK 914373

                          United States
                Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended March 31, 1996

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From              to
                                -----------     ------------

Commission file number 0-23256

                        JAMESON INNS, INC.
      ------------------------------------------------------
     (Exact name of registrant as specified in its Articles)

            Georgia                         58-2079583
- - -----------------------------------       ----------------
(State or other jurisdiction              (I.R.S. Employer
       of incorporation)                Identification No.)

8 Perimeter Center East, Suite 8050,
Atlanta, Georgia                                  30346-1603
- - -----------------------------------               ----------
(Address of principal executive offices)         (Zip Code)

                           (770) 901-9020
       ---------------------------------------------------
       (Registrant's telephone number, including area code)

      ---------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        ------    -------
               Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common
Stock, $.10 Par Value - 7,248,420 shares outstanding as of May 8,
1996.

Jameson Inns, Inc.

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1996
(unaudited) and December 31, 1995 . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Operations for the Three
Month Periods Ended March 31, 1996 and 1995 (unaudited) . . . . 4

Condensed Consolidated Statements of Cash Flows for the Three
Month Periods Ended March 31, 1996 and 1995 (unaudited) . . . . 5

Notes to Condensed Consolidated Financial Statements (unaudited)  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  13

EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                                        Jameson Inns, Inc.
                            Condensed Consolidated Balance Sheets

                                    March 31,       December 31,
                                      1996              1995
                                   -----------------------------
                                   (Unaudited)
ASSETS
Property and equipment, at cost    $61,697,173       $57,369,657
Less accumulated depreciation       (7,200,141)       (6,589,753)
                                    -----------------------------
                                    54,497,032        50,779,904

Cash                                   261,984           235,254
Lease revenue receivable               687,726           495,855
Prepaid expenses                        74,137            37,412
Deferred finance costs, net          1,523,296         1,213,396
Deferred offering costs                222,091             -
Other assets                            55,532            44,036
                                   ------------------------------
                                   $57,321,798       $52,805,857
                                   ==============================
LIABILITIES AND STOCKHOLDERS'EQUITY
Mortgage notes payable             $35,272,304       $30,213,904
Accounts payable                       243,236            65,948
Accounts payable to affiliates         150,998           568,661
Accrued interest                       120,489           151,182
Accrued property taxes                 104,802            13,533
Other accrued liabilities               33,275            38,279
                                   ------------------------------
                                    35,925,104        31,051,507
Stockholders' equity:
  Convertible preferred
   stock, $1 par value, 100,000
   shares authorized, no
   shares issued and outstanding        -                   -
  Common stock, $.10 par value,
     20,000,000 shares authorized,
     3,869,937 (3,857,942 in 1995)
     shares issued and outstanding     386,994           385,795
  Contributed capital               22,036,691        22,395,546
  Retained deficit                  (1,026,991)       (1,026,991)
                                   ------------------------------
Total stockholders' equity          21,396,694        21,754,350
                                   ------------------------------
                                   $57,321,798       $52,805,857
                                   ==============================

See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Operations (unaudited)



                                For the Three Month Period Ended
                                           March 31
                                --------------------------------
                                     1996            1995
                                --------------------------------

Lease revenue                      $1,915,590     $1,232,195
Property tax expense                   91,523         69,142
Insurance expense                      50,183         42,881
Depreciation                          610,389        422,712
                                  ---------------------------
                                    1,163,495        697,460
Other expenses:
General and administrative            134,748        140,290
Interest expense, net of
   capitalized amounts                690,243        213,781
                                  ---------------------------
Net income                         $  338,504      $ 343,389
                                  ===========================

Funds from operations (Note 2)     $  948,893      $ 766,101
                                  ===========================

Per common and common
  equivalent share:
Net income                         $      .09      $     .09
                                  ===========================
Dividends paid                     $      .21      $     .26
                                  ===========================




See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Cash Flows (unaudited)

                                          For the Three Month
                                             Period Ended
                                               March 31
                                        -----------------------
                                              1996        1995
                                        -----------------------

Net income                              $  338,504     $343,389
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation and amortization         647,650       434,695
     Stock option and other expenses        19,096        14,020
     Changes in assets and liabilities
      increasing (decreasing) cash:
        Lease revenue receivable           (191,871)      87,051
        Prepaid expenses and other assets   (48,221)     (21,765)
        Accounts payable                    177,288          406
        Accounts payable to affiliates     (417,663)         -
        Accrued interest                    (30,693)      43,894
        Accrued property taxes and
         other accrued liabilities           86,265       38,114
                                        -------------------------
Net cash provided by operating activities     580,355    939,804

Investing activities
Additions to property and equipment       (4,327,516) (3,913,225)
                                        -------------------------
Net cash used in investing activities     (4,327,516) (3,913,225)

Financing activities
Common stock dividends paid                 (811,399)   (833,997)
Preferred stock dividends paid                  -       (489,949)
Proceeds from issuance of common stock        24,002        -
Proceeds from exercise of stock options       72,141        -
Change in deferred offering costs           (222,091)       -
Proceeds from long-term debt               8,994,309   4,633,349
Payment of deferred finance costs           (347,162)   (105,668)
Payments on long-term debt                (3,935,909)    (35,459)
                                        -------------------------
Net cash provided by financing activities  3,773,891   3,168,276

Net increase in cash                          26,730     194,855
Cash at beginning of period                  235,254     353,387
                                        -------------------------
Cash at end of period                     $  261,984   $ 548,242
                                        ========================

See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.

       Notes to Condensed Consolidated Financial Statements




1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn." At March 31, 1996, the Company had a total of 47 Inns either in operation or under development, including 33 Inns in operation (1,617 available rooms), 11 Inns under construction and contracts to acquire three parcels of land on which additional Inns are expected to be constructed during 1996. In addition, at that date, two of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 2,217 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

2. Funds from Operations

Industry analysts generally consider funds from operations (FFO) an appropriate measure of an equity REIT's performance. Effective the second quarter of 1995, the Company adopted the March 1995 interpretation of the NAREIT definition of funds from operations which is calculated (in the Company's case) as net income plus depreciation and extraordinary items, if applicable. The following FFO calculations for both periods follow the new interpretation. Other non-cash expenses such as amortization and stock option expense have not been added back in FFO. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flow as a measure of liquidity.

                                           Three months ended
                                               March 31
                                          1996          1995
                                        -------------------------


Net income                              $338,504       $343,389

  Depreciation                           610,389        422,712
                                        -------------------------
Funds from operations, per March 1995
  NAREIT interpretation                 $948,893       $766,101
                                        =========================


3.  Subsequent Events

On April 22, 1996 and May 6, 1996, the Company completed the sale of 3,000,000 and 375,000 shares, respectively, of newly issued common stock at $10 per share. Net proceeds of approximately $30,887,500 were used to repay existing mortgage indebtedness at that date. Simultaneous to the closing of the equity offering, the Company received a commitment to modify its lines of credit and certain long-term mortgages into new lines of credit with terms more favorable to the Company.

On April 17, 1996, the Company and Thomas W. Kitchin, its Chairman, Chief Executive Officer and President agreed to amend the Employment Agreement with Mr. Kitchin to cancel his stock appreciation rights effective March 31,1996. The Company's Board of Directors unanimously approved the amendment, as being in the best interest of the Company.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn." At March 31, 1996, the Company had a total of 47 Inns either in operation or under development, including 33 Inns in operation (1,617 available rooms), 11 Inns under construction and contracts to acquire three parcels of land on which additional Inns are expected to be constructed during 1996. In addition, at that date, two of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 2,217 available rooms.

The Company's primary source of revenue is rent payments by Jameson Operating Company (the "Operator") as leases under a master lease (the "Lease") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, compensation expense related to certain stock options, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of Base Rent and Percentage Rent. For the quarter ended March 31,1996, Base Rent and Percentage Rent in the aggregate amount of $1.9 million was earned by the Company. The principal determinant of Percentage Rent is Room Revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the 33 operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding the Lease revenue.

The following table shows certain historical financial and other information for the periods indicated.

                                   Three Month Period
                                      Ended March 31
                                   -------------------
                                    1996           1995
                                   --------       ------
     Occupancy rate                  64.34%       68.45%
     ADR                             $43.92       $40.57
     REVPAR                          $28.26       $27.77
     Room Revenues (000 s)           $4,100       $2,596
     Room nights available          140,554       90,796
     Room nights occupied            90,437       62,154
     Operating Inns (at period end)      33           23
     Rooms available (at period end)  1,617        1,081

Results of Operations

Comparison of the Three Months Ended  March 31, 1996 to the Three
Months Ended March 31, 1995.

Lease revenue for the Company for the three month period ended March 31, 1996 increased 58% to $1.9 million as compared to $1.2 million for the same period in 1995. The increase was due to the increase in the Operator's Room Revenues, partially offset by the effect of a change in the Percentage Rent formula under the Lease Amendment effective July 1, 1995.

The number of room nights available increased from 90,796 in 1995 to 140,554 in 1996, or 58%, due to the opening from January 1, 1995 through March 31,1996 of 13 new 40-room Inns, six 20-room expansions of existing Inns and one 16-room expansion of an existing Inn. The occupancy rate decreased from 68.45% to 64.34% for 1995 and 1996, respectively. In addition, ADR increased 9% from $40.57 in 1995 to $43.92 in 1996. As a result of these three factors, Room Revenues rose 58% from $2.6 million for 1995 to $4.1 million in 1996. Same Inn Room Revenues for 1996 versus 1995 grew to $2.7 million from $2.5 million, or 8%. The growth is due to an increase in ADR from $40.46 to $43.79 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 85,954 to 95,429, partially offset by a decrease in the occupancy rate from 68.86% to 62.75% for these Inns for 1996 compared to 1995. The decrease in the overall occupancy rate of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace and (ii) more severe weather conditions in the first quarter of 1996 versus 1995.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended March 31, 1996 was $134,748, as compared to $140,290 for the three months ended March 31,1995. The 1996 expense is consistent with 1995 due to no significant changes in the home office staffing.

Property taxes  and insurance  expenses totaled $141,706  for the three month period ended March 31,1996 compared with $112,023 for
the same  period in 1995.   The  increase is attributable  to the
increase in number of Inns.

Interest expense increased from $213,781 for the three-month period ended March 31, 1995 to $690,243 for the same period ended March 31,1996, due to the greater amount of principal indebtedness outstanding combined with higher average interest rates in 1996. The additional debt was incurred for the development of additional Inns and expansion of existing Inns. Interest expense amounts exclude capitalized interest in the cost of new Inn development.

Depreciation expense increased from $422,712 to $610,389 for the three month periods ended March 31, 1996 and 1995, respectivly, due to an increase in the number of operating Inns.


Liquidity and Capital Resources

From the consummation of its initial public offering in 1994 through March 31, 1996, the Company financed new Inns entirely with bank borrowings. At March 31, 1996, the Company had approximately $35.3 million in outstanding debt as compared to $30.2 million as of December 31, 1995. The increase relates to the development of additional Inns and expansion of existing Inns.

At March 31, 1996, the Company had two lines of credit, a $6.8 million line of credit (the "First Line") convertible in April 1996 to a term note, with no remaining available credit under the First Line, and a $3.5 million line of credit (the "Second Line") convertible on July 15, 1997 to a term note, with $2.6 million remaining available credit under the Second Line. In addition, in January 1996, the Company obtained a credit facility providing for an initial advance of $3.18 million and, if certain financial conditions are satisfied, an additional advance of $225,000.

For most new Inns developed by the Company, a construction loan for approximately $1.05 million has been obtained usually from community banks in the general locale of where the Inn is located. The construction loan converts to a long-term mortgage financing upon completion of the Inn without any further action by the Company. On April 22, 1996 and May 6, 1996, the Company completed the sale of 3,000,000 and 375,000 shares respectively, of newly issued common stock at $10 per share. Net proceeds of approximately $30,887,500 were used to repay certain existing mortgage indebtedness at those dates. Simultaneous to the closing of the equity offering, the Company received a commitment to modify its lines of credit and certain long-term mortgages into new lines of credit. In the aggregate, the modified mortgages will provide the Company with new lines of credit of approximately $28 million. The new lines of credit will have an interest rate of 25 basis points over the prime rate as published in the Wall Street Journal, which is currently 8.5%. The interest rate adjusts annually. The average rate on the mortgages repaid with the proceeds of the offering was 9.8%. Two years from the closing date of the loan modification, the lines of credit convert to 15-year amortizing loans with a ten-year call provision. There are no prepayment penalties for early extinguishment of the debt balances. Upon completion of the loan modification, the Company will have four Inns unencumbered and available to use as collateral for any additional financing.

The Company expects to continue to develop additional Inns as suitable opportunities arise. The Company currently is constructing new 40-room Inns in Commerce, Conyers and LaGrange, Georgia; Decatur, Eufaula, Florence and Greenville, Alabama; Forest City, North Carolina; and Georgetown, Simpsonville and Union, South Carolina. The total turnkey construction price for the Inns currently under construction is $13.7 million, of which approximately $2.6 million had been expended at March 31, 1996. The Company is also currently expanding Inns in Albany and Brunswick, Georgia and may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion. The Company currently has three additional land sites under contract, subject to varying contingencies.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.

The Operator

The Company seeks to enhance Lease revenue by working in a collaborative manner with the Operator. Presently, the Operator also has an exclusive relationship with the Company in that the Operator does not manage any hotel properties other than the Inns. The Company believes this exclusive relationship ensures that the Company's and the Operator's interests are well-aligned. While the Company does not control the operations of the Operator or the day-to-day operation of the Inns, and the Company's lease revenue is not directly impacted by the Operator's expenses, the two companies work together to enhance both occupancy and ADR. The Lease formula allows the Company to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of the Operator. The comparison of revenues of the Operator between the two periods is the same as that described above for the Company.


                                          Three Month Period
                                            Ended March 31
                                        ------------------------
                                        1996                1995
                                        -------------------------
Room revenues as defined by lease       $4,099,604    $2,595,899
Operating expenses                      (2,181,958)   (1,336,176)
Lease expense to Jameson Inns, Inc.     (1,915,590)   (1,232,195)
                                        -------------------------
Net income                               $   2,056     $  27,528
                                        =========================

Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share for the common stock since
January 1, 1995.

          First Quarter, 1995           $ .19*
          Second Quarter, 1995            .21
          Third Quarter, 1995             .21
          Fourth Quarter, 1995            .21

          First Quarter, 1996             .21**

* Includes $.07 declared for the period January 1 to February 2,
1995 and $.12 declared for the period February 3 to March 31, 1995.

** On April 29, 1996, the Company declared this dividend, which is payable on May 22, 1996 to shareholders of record on May 9, 1996.

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

10.1      Commitment letter from Empire Financial Services, Inc.
          for $27.8 million in lines of credit
11.1      Earnings per Share
27.1      Financial Data Worksheet

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Jameson Inns, Inc.
                                   (Registrant)



Dated:    May 13, 1996             By:     /s/ Thomas W. Kitchin
                                        -------------------------
                                        Thomas W. Kitchin
                                        President and Chief
                                        Executive Officer




Dated:    May 13, 1996             By:    /s/ Craig R. Kitchin
                                        -------------------------
                                        Craig R. Kitchin
                                        Chief Financial Officer

                        INDEX TO EXHIBITS



Exhibit
Number

                                                            Page

10.1 -    Commitment letter from Empire Financial Service, Inc.
          to Jameson Inns, Inc. for $27.8 million in lines of
          credit ................................................

11.1 -    Statement Re:  Per Share Earnings ....................

27.1 -    Financial Data Worksheet .............................