Form 10-Q
period 1996-06-30
JAMESON INNS INC
filed 1996-08-08
CIK 914373

                          United States
                Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended June 30, 1996

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From              to
                                -----------     ------------

Commission file number 0-23256

                        JAMESON INNS, INC.
      ------------------------------------------------------
     (Exact name of registrant as specified in its Articles)

            Georgia                         58-2079583
- -----------------------------------       ----------------
(State or other jurisdiction              (I.R.S. Employer
       of incorporation)                Identification No.)

8 Perimeter Center East, Suite 8050,
Atlanta, Georgia                                  30346-1603
- -----------------------------------               ----------
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
               Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common
Stock, $.10 Par Value - 7,320,565 shares outstanding as of July
31,1996.

Jameson Inns, Inc.

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 1996
(unaudited) and December 31, 1995 . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income for the Three
Month Periods Ended June 30, 1996 and 1995 (unaudited). . . . . 4

Condensed Consolidated Statements of Income for the Six
Month Periods Ended June 30, 1996 and 1995 (unaudited). . . . . 5

Condensed Consolidated Statements of Cash Flows for the Six
Month Periods Ended June 30, 1996 and 1995 (unaudited). . . . . 6

Notes to Condensed Consolidated Financial
Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . .  17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  18

EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                                        Jameson Inns, Inc.
                            Condensed Consolidated Balance Sheets

                                    June 30,      December 31,
                                      1996           1995
                                   -----------    ------------
                                   (Unaudited)
ASSETS
Property and equipment, at cost    $66,842,435    $57,369,657
Less accumulated depreciation       (7,840,426)    (6,589,753)
                                    -----------   ------------
                                    59,002,009     50,779,904

Cash                                   230,801        235,254
Lease revenue receivable               783,604        495,855
Prepaid expenses                       118,830         37,412
Deferred finance costs, net            923,203      1,213,396
Other assets                           114,107         44,036
                                   ------------   ------------
                                   $61,172,554    $52,805,857
                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable              $9,139,371    $30,213,904
Accounts payable                       271,420         65,948
Accounts payable to affiliates         533,108        568,661
Accrued interest                        15,773        151,182
Accrued property taxes                 197,217         13,533
Other accrued liabilities               33,154         38,279
                                   ------------   ------------
                                    10,190,043     31,051,507
Stockholders' equity:
  Preferred stock, $1 par value,
   100,000 shares authorized, no
   shares issued and outstanding        -              -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   7,315,045 (3,857,942 in 1995)
   shares issued and outstanding       731,505        385,795
  Contributed capital               51,277,997     22,395,546
  Retained deficit                  (1,026,991)    (1,026,991)
                                   ------------   ------------
Total stockholders' equity          50,982,511     21,754,350
                                   ------------   ------------
                                   $61,172,554    $52,805,857
                                   ============   ============

See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Income (unaudited)



                                For the Three Month Period Ended
                                           June 30
                                --------------------------------
                                     1996            1995
                                --------------    --------------
Lease revenue                       $2,427,100     $1,665,597
Property tax expense                   100,289         73,902
Insurance expense                       63,947         49,336
Depreciation                           640,284        368,955
                                    ----------     ----------
                                     1,622,580      1,173,404
Other expenses:
Interest expense, net of
capitalized amounts                    275,736        354,945
General and administrative             180,193        221,186
                                     ---------      ---------
Income before extraordinary loss     1,166,651        597,273
Extraordinary loss                     989,376           -
                                     ---------      ---------
Net income                            $177,275       $597,273
                                    ==========     ==========

Funds from operations (Note 2)      $1,806,935       $966,228
                                    ==========     ==========

Per common and common
  equivalent share:
Income before extraordinary loss          $.18           $.10
                                    ==========     ==========
Net income                                $.03           $.10
                                    ==========     ==========
Dividends paid                            $.21           $.12
                                    ==========     ==========


See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Income (unaudited)



                                   For the Six Month Period Ended
                                             June 30
                                   ------------------------------
                                        1996           1995
                                   -----------    -----------

Lease revenue                       $4,342,690     $2,897,792
Property tax expense                   191,812        143,044
Insurance expense                      114,130         92,217
Depreciation                         1,250,673        791,667
                                    ----------     ----------
                                     2,786,075      1,870,864
Other expenses:
Interest expense, net of
   capitalized amounts                 965,979        568,762
General and administrative             314,941        361,476
                                    ----------     ----------
Income before extraordinary loss     1,505,155        940,662
Extraordinary loss                     989,376           -
                                    ----------     ----------
Net income                            $515,779       $940,662
                                    ==========     ==========

Funds from operations (Note 2)      $2,755,828     $1,732,329
                                    ==========     ==========

Per common and common
  equivalent share:
Income before extraordinary loss          $.29           $.24
                                    ==========     ==========
Net income                                $.10           $.24
                                    ==========     ==========
Dividends paid                            $.42           $.38
                                    ==========     ==========




See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Cash Flows (unaudited)

                                             For the Six Month
                                                Period Ended
                                                  June 30
                                          -----------------------
                                             1996         1995
                                          ----------   ----------

Net income                               $  515,779    $ 940,662
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Extraordinary item                      989,376          -
    Depreciation and amortization         1,307,245      823,424
    Stock option and other expenses          36,623       36,986
    Changes in assets and liabilities
     increasing (decreasing) cash:
       Lease revenue receivable            (287,749)    (147,951)
       Prepaid expenses and other assets   (151,489)     (79,433)
       Accounts payable                     205,472     (113,080)
       Accounts payable to affiliates       (35,553)         -
       Accrued interest                    (135,409)      86,077
       Accrued property taxes and
        other accrued liabilities           178,559      113,661
                                         -----------  -----------
Net cash provided by operating activities 2,622,854    1,660,346

Investing activities
Additions to property and equipment      (9,472,778)  (8,403,393)
                                        ------------  -----------
Net cash used in investing activities    (9,472,778)  (8,403,393)

Financing activities
Common stock dividends paid              (2,333,567)  (1,295,087)
Preferred stock dividends paid                 -        (489,949)
Proceeds from issuance of common stock   30,899,103        -
Proceeds from exercise of stock options     110,224        -
Proceeds from long-term debt             14,222,365    9,698,764
Payment of deferred finance costs          (755,755)     318,752
Payments on long-term debt              (35,296,899)    (550,164)
                                        ------------  -----------
Net cash provided by financing            6,845,471    7,044,812
 activities

Net increase(decrease) in cash               (4,453)     301,765
Cash at beginning of period                 235,254      353,387
                                         -----------   ----------
Cash at end of period                    $  230,801    $ 655,152
                                         ===========   ==========

See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.

       Notes to Condensed Consolidated Financial Statements

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn." At June 30, 1996, the Company had a total of 51 Inns either in operation or under development, including 35 Inns in operation (1,717 available rooms), 11 Inns under construction and contracts to acquire five parcels of land on which additional Inns are expected to be constructed during 1996. In addition, at that date, three of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 2,417 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period or six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

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

                                           Three months ended
                                               June 30
                                         -----------------------
                                            1996          1995
                                         ---------     ---------


Net income                                $177,275      $597,273

  Depreciation                             640,284       368,955
  Extraordinary loss                       989,376          -
                                         ---------     ---------
Funds from operations, per March 1995
  NAREIT interpretation                 $1,806,935      $966,228
                                        ==========     =========

                                           Six months ended
                                               June 30
                                        ------------------------
                                           1996          1995
                                        ----------    ----------


Net income                                $515,779      $940,662

  Depreciation                           1,250,673       791,667
  Extraordinary loss                       989,376          -
                                        ----------    ----------
Funds from operations, per March 1995
  NAREIT interpretation                 $2,755,828    $1,732,329
                                        ==========    ==========


3.  Stockholders' Equity

On April 22, 1996 and May 6, 1996, the Company completed the sale of 3,000,000 and 375,000 newly issued shares, respectively, of common stock at $10 per share. Net proceeds of approximately $30,837,500 were used to repay certain existing mortgage indebtedness at that date. Simultaneous to the closing of the equity offering, the Company modified its lines of credit and certain long-term mortgages into new lines of credit with terms more favorable to the Company.

On April 17, 1996, the Company and Thomas W. Kitchin, its Chairman, Chief Executive Officer and President agreed to amend the Employment Agreement with Mr. Kitchin to cancel his stock appreciation rights effective March 31, 1996. The Company's Board of Directors unanimously approved the amendment as being in the best interest of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn." At June 30, 1996, the Company had a total of 51 Inns either in operation or under development, including 35 Inns in operation (1,717 available rooms), 11 Inns under construction and contracts to acquire five parcels of land on which additional Inns are expected to be constructed during 1996. In addition, at that date, three of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 2,417 available rooms.

The Company's primary source of revenue is rent payments by Jameson Operating Company (the "Operator") from leases under a master lease (the "Lease") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, compensation expense related to certain stock options, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of Base Rent and Percentage Rent. For the quarter ended June 30, 1996, Base Rent and Percentage Rent in the aggregate amount of $2.4 million was earned by the Company. The principal determinant of Percentage Rent is Room Revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding the Lease revenue.

The following table shows certain historical financial and other information for the periods indicated.

                                          Three Month Period
                                            Ended June 30
                                        ----------------------
                                          1996          1995
                                        --------      --------
     Occupancy rate                       72.52%        70.33%
     ADR                                  $45.14        $42.99
     REVPAR                               $32.74        $30.24
     Room Revenues (000 s)                $5,164        $3,309
     Room nights available               154,017       106,765
     Room nights occupied                111,698        75,085
     Operating Inns (at period end)           35            26
     Rooms available (at period end)       1,717         1,241

                                           Six Month Period
                                             Ended June 30
                                        ----------------------
                                          1996          1995
                                        --------      --------
     Occupancy rate                       68.62%        69.31%
     ADR                                  $44.59        $41.97
     REVPAR                               $30.60        $29.09
     Room Revenues (000 s)                $9,264        $5,905
     Room nights available               294,571       197,679
     Room nights occupied                202,135       137,010
     Operating Inns (at period end)           35            26
     Rooms available (at period end)       1,717         1,241

Results of Operations

Comparison of the Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995.

Lease revenue for the Company for the three month period ended June 30, 1996 increased 41% to $2.4 million as compared to $1.7 million for the same period in 1995. The increase was due to the increase in the Operator's Room Revenues, partially offset by the effect of a change in the Percentage Rent formula under the Lease Amendment effective July 1, 1995.

The number of room nights available increased from 106,765 in 1995 to 154,017 in 1996, or 44%, due to the opening from January 1, 1995 through June 30, 1996 of 17 new 40-room Inns, eight 20-room expansions of existing Inns and one 16-room expansion of an existing Inn. The occupancy rate increased from 70.33% during the second quarter of 1995 to 72.52% during the second quarter of 1996. In addition, ADR increased 5% from $42.99 in 1995 to $45.14 in 1996. As a result of these three factors, second quarter Room Revenues rose 58%, from $3.3 million for 1995 to $5.2 million in 1996. Same Inn Room Revenues for 1996 versus 1995 grew to $3.2 million from $2.9 million, or 10%. The growth is due to an increase in ADR from $43.02 to $44.88 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 89,365 to 97,330, and an increase in the occupancy rate from 72.36% to 72.65% for these Inns for 1996 compared to 1995.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended June 30, 1996 was $180,193, as compared to $221,186 for the three months ended June 30, 1995. The 1996 expense is lower than 1995 due to a decrease in third party accounting, legal and marketing services.

Property taxes and insurance expenses totaled $164,236 for the three month period ended June 30, 1996 compared to $123,238 for the same period in 1995. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $354,945 for the three-month period ended June 30, 1995 to $275,736 for the same period ended June 30, 1996, due to the greater amount of principal indebtedness outstanding in the second quarter of 1995. Debt balances were lower in 1996 due to the $30.8 million payoff in April 1996 with the equity offering proceeds. As a result of the early extinguishment of this debt, the Company had a loss of $989,376 comprised of the write-off of deferred finance costs, which is reflected as an extraordinary item. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $368,955 to $640,284 for the three month periods ended June 30, 1995 and 1996, respectively, due to an increase in the number of operating Inns.


Comparison of the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995.

Lease revenue for the Company for the six month period ended June 30, 1996 increased 48% to $4.3 million as compared to $2.9 million for the same period in 1995. The increase was due to the increase in the Operator's Room Revenues, partially offset by the effect of a change in the Percentage Rent formula under the Lease Amendment effective July 1, 1995.

The number of room nights available increased from 197,679 in 1995 to 294,571 in 1996, or 49%, due to the opening from January 1, 1995 through June 30, 1996 of 17 new 40-room Inns, eight 20-room expansions of existing Inns and one 16-room expansion of an existing Inn. The occupancy rate decreased from 69.31% to 68.62% for 1995 and 1996, respectively. However, ADR increased 6% from $41.97 in 1995 to $44.59 in 1996. As a result of these three factors, Room Revenues rose 58% from $5.9 million for 1995 to $9.3 million in 1996. Same Inn Room Revenues for 1996 versus 1995 grew to $6.0 million from $5.3 million or 13%. The growth is due to an increase in ADR from $41.87 to $44.38 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 175,439 to 192,759, partially offset by a decrease in the occupancy rate from 70.47% to 67.75% for these Inns for 1996 compared to 1995. The decrease in the overall occupancy rate of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace and (ii) more severe weather conditions in the first quarter of 1996 versus 1995.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the six months ended June 30, 1996 was $314,941, as compared to $361,476 for the six months ended June 30, 1995. The 1996 expense is lower than 1995 due to a decrease in third party accounting, legal and marketing services.

Property taxes and insurance expenses totaled $305,942 for the six month period ended June 30, 1996 compared with $235,261 for the same period in 1995. The increase is attributable to the increase in the number of Inns.

Interest expense increased from $568,726 for the six month period ended June 30, 1995 to $965,979 for the same period ended June 30, 1996, due to the greater amount of average principal indebtedness outstanding during 1996 prior to the April 1996 payoff, combined with higher average interest rates in 1996. The additional debt was incurred for the development of additional Inns and expansion of existing Inns, however $30.8 million was repaid in April 1996 with the equity offering proceeds. As a result of the early extinguishment of this debt, the Company had a loss of $989,376 comprised of the write-off of deferred finance costs, which is reflected as an extraordinary item. Interest expense amounts exclude capitalized interest in the cost of new Inn development.

Depreciation expense increased from $791,667 to $1,250,673 for the six month periods ended June 30, 1995 and 1996, respectively, due to an increase in the number of operating Inns.

Liquidity and Capital Resources

 On April 22, 1996 and May 6, 1996, the Company completed the sale of 3,000,000 and 375,000 newly issued shares, respectively, of common stock at $10 per share. Net proceeds of approximately $30,837,500 were used to repay certain existing mortgage indebtedness at those dates. Simultaneous to the closing of the equity offering, the Company modified its existing lines of credit and certain long-term mortgages into new line of credit facilities. In the aggregate, the modified mortgages provide the Company with new lines of credit of approximately $28 million. The new lines of credit have an interest rate of 25 basis points over the prime rate as published in the Wall Street Journal, which is currently 8.25%. The interest rate adjusts annually. The average rate on the mortgages repaid with the proceeds of the offering was 9.8%. Two years from the closing date of the loan modification, the lines of credit convert to 15-year amortizing loans with ten-year call provisions. There are no prepayment penalties for early extinguishment of the debt balances. As of June 30, 1996, the Company had five Inns unencumbered and available to use as collateral for any additional financing, in addition to approximately $33.6 million in available credit under its lines of credit and construction loans. For most new Inns developed by the Company, a construction loan for approximately $1.05 million has been obtained usually from community banks in the general locale of where the Inn is located.
The balance of approximately $200,000 to complete the construction project is funded with draws on other lines of credit. The construction loan converts to a long-term mortgage financing after completion of the Inn without any further action by the Company. As of June 30, 1996, the Company had $9.1 million in outstanding debt.

The Company expects to continue to develop additional Inns as suitable opportunities arise. The Company currently is constructing new 40-room Inns in Commerce, Conyers, LaGrange, and Oakwood, Georgia; Decatur and Greenville, Alabama; Forest City, North Carolina; and Georgetown, Seneca, Simpsonville and Union, South Carolina. The total turnkey construction price for the Inns currently under construction is $13.7 million, of which approximately $4.2 million had been expended at June 30, 1996. The Company is also currently expanding Inns in Albany, Georgia, Florence, Alabama and Greenwood, South Carolina and may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion. The Company currently has five additional land sites under contract, subject to varying contingencies.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.

The Operator

The Company seeks to enhance Lease revenue by working in a collaborative manner with the Operator. Presently, the Operator also has an exclusive relationship with the Company in that the Operator does not manage any hotel properties other than the Inns. The Company believes this exclusive relationship ensures that the Company's and the Operator's interests are well-aligned. While the Company does not control the operations of the Operator or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Lease formula allows the Company to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of the Operator. The comparison of revenues of the Operator between the two periods is the same as that described above for the Company.
                                           Three Month Period
                                            Ended June 30
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Room revenues as defined by lease       $5,163,930    $3,309,081
Operating expenses                      (2,648,806)   (1,801,949)
Lease expense to Jameson Inns, Inc.     (2,427,100)   (1,665,597)
                                       ------------  ------------
Net income (loss)                      $    88,024   $  (158,465)
                                       ============  ============

                                             Six Month Period
                                              Ended June 30
                                        -------------------------
                                           1996          1995
                                        -----------   -----------
Room revenues as defined by lease       $9,263,534    $5,904,980
Operating expenses                      (4,830,764)   (3,138,125)
Lease expense to Jameson Inns, Inc.     (4,342,690)   (2,897,792)
                                        -----------   -----------
Net income (loss)                       $   90,080    $ (130,937)
                                        ===========   ===========

Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share for the common stock since January 1, 1995.

          First Quarter, 1995           $ .19*
          Second Quarter, 1995            .21
          Third Quarter, 1995             .21
          Fourth Quarter, 1995            .21

          First Quarter, 1996             .21
          Second Quarter, 1996            .22**

* Includes $.07 declared for the period January 1 to February 2, 1995 and $.12 declared for the period February 3 to March 31, 1995.

** On July 25, 1996, the Company declared this dividend, which is payable on August 22, 1996 to shareholders of record on August 5, 1996.

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

10.1      Loan modification agreement between Jameson Inns, Inc.
          and Empire Financial Services, Inc. dated June 30, 1996 for loan on Waynesboro, Georgia property

10.2      List of documents substantially similar to 10.1

10.3      Adjustable rate note from Jameson Inns, Inc. to Empire
          Financial Services, Inc. dated June 30, 1996 for
          Waynesboro, Georgia mortgage

10.4      List of documents substantially similar to 10.3

11.1      Earnings per Share

27.1      Financial Data Worksheet

The Company filed one report on Form 8-K dated April 17, 1996 during the three months ended June 30, 1996 related to the cancellation of stock appreciation rights held by Thomas W. Kitchin, president of the Company.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Jameson Inns, Inc.
                                   (Registrant)



Dated:    August 5, 1996          By:    /s/ Thomas W. Kitchin
                                     -------------------------
                                     Thomas W. Kitchin
                                     President and Chief
                                     Executive Officer




Dated:    August 5, 1996          By:    /s/ Craig R. Kitchin
                                     -------------------------
                                     Craig R. Kitchin
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                        INDEX TO EXHIBITS



Exhibit
Number                                                      Page


10.1      Loan modification agreement between Jameson Inns, Inc.
          and Empire Financial Services, Inc. dated June 30, 1996 for loan on Waynesboro, Georgia property

10.2      List of documents substantially similar to 10.1

10.3      Adjustable rate note from Jameson Inns, Inc. to Empire
          Financial Services, Inc. dated June 30, 1996 for
          Waynesboro, Georgia mortgage

10.4      List of documents substantially similar to 10.3

11.1 -    Statement Re:  Per Share Earnings ....................

27.1 -    Financial Data Worksheet .............................