Form 10-Q
period 1996-09-30
JAMESON INNS INC
filed 1996-11-05
CIK 914373

                          United States
                Securities and Exchange Commission
                     Washington, D. C. 20549
                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended September 30, 1996

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From              to
                                -----------     ------------

Commission file number 0-23256

                        JAMESON INNS, INC.
      ------------------------------------------------------
     (Exact name of registrant as specified in its Articles)

            Georgia                             58-2079583
-----------------------------------          ----------------
(State or other jurisdiction                 (I.R.S. Employer
      of incorporation)                     Identification No.)

8 Perimeter Center East, Suite 8050,
Atlanta, Georgia                                 30346-1603
-----------------------------------              ----------
(Address of principal executive offices)         (Zip Code)

                          (770) 901-9020
       ---------------------------------------------------
       (Registrant's telephone number, including area code)

      ---------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------
               Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common
Stock, $.10 Par Value - 7,338,713 shares outstanding as of
October 21, 1996.

Jameson Inns, Inc.

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1996
(unaudited) and December 31, 1995 . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income for the Three
Month Periods Ended September 30, 1996 and 1995 (unaudited) . . 4

Condensed Consolidated Statements of Income for the Nine
Month Periods Ended September 30, 1996 and 1995 (unaudited) . . 5

Condensed Consolidated Statements of Cash Flows for the Nine
Month Periods Ended September 30, 1996 and 1995 (unaudited) . . 6

Notes to Condensed Consolidated Financial
Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . .  18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  19

EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                                        Jameson Inns, Inc.
                            Condensed Consolidated Balance Sheets

                                  September 30,   December 31,
                                      1996           1995
                                   -----------    ------------
                                   (Unaudited)
ASSETS
Property and equipment, at cost    $72,796,094    $57,369,657
Less accumulated depreciation       (8,527,870)    (6,589,753)
                                    -----------   ------------
                                    64,268,224     50,779,904

Cash                                   358,881        235,254
Lease revenue receivable               820,261        495,855
Prepaid expenses                       113,780         37,412
Deferred finance costs, net          1,030,525      1,213,396
Other assets                           144,835         44,036
                                   ------------   ------------
                                   $66,736,506    $52,805,857
                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable             $14,695,409    $30,213,904
Accounts payable                        45,023         65,948
Accounts payable to affiliates         580,057        568,661
Accrued interest                        33,177        151,182
Accrued property taxes                 279,214         13,533
Other accrued liabilities               33,154         38,279
                                   ------------   ------------
                                    15,666,034     31,051,507
Stockholders' equity:
  Preferred stock, $1 par value,
   100,000 shares authorized, no
   shares issued and outstanding        -              -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   7,331,848 (3,857,942 in 1995)
   shares issued and outstanding       733,185        385,795
  Contributed capital               51,364,278     22,395,546
  Retained deficit                  (1,026,991)    (1,026,991)
                                   ------------   ------------
Total stockholders' equity          51,070,472     21,754,350
                                   ------------   ------------
                                   $66,736,506    $52,805,857
                                   ============   ============

See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
     Condensed Consolidated Statements of Income (unaudited)



                                For the Three Month Period Ended
                                          September 30
                                --------------------------------
                                     1996             1995
                                --------------    --------------
Lease revenue                       $2,668,378     $1,752,450
Property tax expense                   106,151         79,498
Insurance expense                       82,213         67,030
Depreciation                           687,444        475,890
                                    ----------     ----------
                                     1,792,570      1,130,032
Other expenses:
Interest expense, net of
  capitalized amounts                  180,838        441,282
General and administrative             168,402        173,141
                                    ----------      ---------
Net income                          $1,443,330       $515,609
                                    ==========     ==========

Funds from operations (Note 2)      $2,130,774       $991,499
                                    ==========     ==========

Per common and common
  equivalent share:

Net income                                $.20           $.13
                                    ==========     ==========
Dividends paid                            $.22           $.21
                                    ==========     ==========




See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Income (unaudited)



                                  For the Nine Month Period Ended
                                           September 30
                                   ------------------------------
                                       1996           1995
                                   -----------    -----------

Lease revenue                       $7,011,068     $4,650,242
Property tax expense                   297,963        222,542
Insurance expense                      196,343        159,247
Depreciation                         1,938,117      1,267,557
                                    ----------     ----------
                                     4,578,645      3,000,896
Other expenses:
Interest expense, net of
  capitalized amounts                1,146,817      1,010,008
General and administrative             483,343        534,617
                                    ----------     ----------
Income before extraordinary loss     2,948,485      1,456,271
Extraordinary loss                     989,376           -
                                    ----------     ----------
Net income                          $1,959,109     $1,456,271
                                    ==========     ==========

Funds from operations (Note 2)      $4,886,602     $2,723,828
                                    ==========     ==========

Per common and common
  equivalent share:
Income before extraordinary loss          $.50           $.38
                                    ==========     ==========
Net income                                $.33           $.38
                                    ==========     ==========
Dividends paid                            $.64           $.59
                                    ==========     ==========



See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.
   Condensed Consolidated Statements of Cash Flows (unaudited)

                                            For the Nine Month
                                               Period Ended
                                               September 30
                                         -----------------------
                                            1996         1995
                                         -----------  ----------
Net income                               $1,959,109   $1,456,271
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Extraordinary item                      989,376         -
    Depreciation and amortization         2,011,177    1,322,770
    Stock option and other expenses          55,719       59,212
    Changes in assets and liabilities
     increasing (decreasing) cash:
       Lease revenue receivable            (324,406)     (86,644)
       Prepaid expenses and other assets   (177,167)     (42,945)
       Accounts payable                     (20,926)    (125,571)
       Accounts payable to affiliates        11,396      639,235
       Accrued interest                    (118,005)     117,761
       Accrued property taxes and
        other accrued liabilities           260,556      174,246
                                         -----------   ----------
Net cash provided by operating activities 4,646,829    3,514,335

Investing activities
Additions to property and equipment     (15,426,437) (12,992,222)
                                        ------------  -----------
Net cash used in investing activities   (15,426,437) (12,992,222)

Financing activities
Common stock dividends paid              (3,944,223)  (2,105,345)
Preferred stock dividends paid                 -        (489,949)
Proceeds from issuance of common stock   31,064,130       28,544
Proceeds from exercise of stock options     181,389         -
Proceeds from long-term debt             19,812,732   13,283,190
Payment of deferred finance costs          (879,565)    (437,279)
Payments on long-term debt              (35,331,228)    (595,368)
                                        ------------  -----------
Net cash provided by financing
  activities                             10,903,235    9,683,793

Net increase(decrease) in cash              123,627      205,906
Cash at beginning of period                 235,254      353,387
                                         -----------   ----------
Cash at end of period                    $  358,881    $ 559,293
                                         ===========   ==========

See notes to condensed consolidated financial statements.

                        Jameson Inns, Inc.

       Notes to Condensed Consolidated Financial Statements

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn." At September 30, 1996, the Company had a total of 59 Inns either in operation or under development, including 37 Inns in operation (1,818 available rooms), 12 Inns under construction and contracts to acquire 10 parcels of land on which additional Inns are expected to be constructed during 1997. In addition, at that date, 2 of the Inns in operation were undergoing expansions. Upon completion of these projects, the Company expects to have 2,748 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period or nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

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

                                           Three months ended
                                              September 30
                                         -----------------------
                                            1996          1995
                                         ---------     ---------


Net income                              $1,443,330      $515,609

  Depreciation                             687,444       475,890
                                        ----------     ---------
Funds from operations, per March 1995
  NAREIT interpretation                 $2,130,774      $991,499
                                        ==========     =========

                                           Nine months ended
                                             September 30
                                        ------------------------
                                           1996          1995
                                        ----------    ----------


Net income                              $1,959,109    $1,456,271
  Depreciation                           1,938,117     1,267,557
  Extraordinary loss                       989,376          -
                                        ----------    ----------
Funds from operations, per March 1995
  NAREIT interpretation                 $4,886,602    $2,723,828
                                        ==========    ==========


3.  Stockholders' Equity

On April 22, 1996 and May 6, 1996, the Company completed the sale of 3,000,000 and 375,000 newly issued shares, respectively, of common stock at $10 per share. Net proceeds of approximately $30.9 million were used to repay certain existing mortgage indebtedness at that date. Simultaneously with the closing of the equity offering, the Company modified its lines of credit and certain long-term mortgages into new lines of credit with terms more favorable to the Company.

On April 17, 1996, the Company and Thomas W. Kitchin, its Chairman, Chief Executive Officer and President, agreed to amend the Employment Agreement with Mr. Kitchin to cancel his stock appreciation rights effective March 31, 1996. The Company's Board of Directors unanimously approved the amendment as being in the best interest of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson InnR." At September 30, 1996, the Company had a total of 59 Inns either in operation or under development, including 37 Inns in operation (1,818 available rooms), 12 Inns under construction and contracts to acquire 10 parcels of land on which additional Inns are expected to be constructed during 1997. In addition, at that date, 2 of the Inns in operation were undergoing expansions. Upon completion of these projects, the Company expects to have 2,748 available rooms.

The Company's primary source of revenue is rent payments by Jameson Operating Company (the "Operator") from leases under a master lease (the "Lease") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, compensation expense related to certain stock options, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of Base Rent and Percentage Rent. For the quarter ended September 30, 1996, Base Rent and Percentage Rent in the aggregate amount of $2.7 million was earned by the Company. The principal determinant of Percentage Rent is the Operator's Room Revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding the Lease revenue.

The following table shows certain historical financial and other information for the periods indicated.

                                          Three Month Period
                                          Ended September 30
                                        ----------------------
                                          1996          1995
                                        --------      --------
     Occupancy rate                       70.41%        70.97%
     ADR                                  $47.81        $43.56
     REVPAR                               $33.66        $30.91
     Room Revenues (000s)                 $5,679        $3,729
     Room nights available               164,827       117,482
     Room nights occupied                116,060        83,377
     Operating Inns (at period end)           37            27
     Rooms available (at period end)       1,818         1,297

                                          Nine Month Period
                                          Ended September 30
                                        ----------------------
                                          1996          1995
                                        --------      --------
     Occupancy rate                       69.26%        69.93%
     ADR                                  $45.77        $42.57
     REVPAR                               $31.70        $29.77
     Room Revenues (000s)                $14,943        $9,633
     Room nights available               459,398       315,163
     Room nights occupied                318,195       220,387
     Operating Inns (at period end)           37            27
     Rooms available (at period end)       1,818         1,297

Results of Operations

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995.

Lease revenue for the Company for the three month period ended
September 30, 1996 increased 50% to $2.7 million as compared to $1.8 million for the same period in 1995. The increase was due to the increase in the Operator's Room Revenues.

The number of room nights available increased from 117,482 in 1995 to 164,827 in 1996, or 40%, due to the opening from January 1, 1995 through September 30, 1996 of seventeen new 40-room Inns, seven 20-room expansions of existing Inns, one 22-room expansion of an existing Inn and one 16-room expansion of an existing Inn. The occupancy rate decreased from 70.97% during the third quarter of 1995 to 70.41% during the third quarter of 1996. However, ADR increased 10% from $43.56 in 1995 to $47.81 in 1996. Part of the increase in ADR for the quarter is directly related to increased room rates at certain Inns during the 1996 Summer Olympics. As a result of these three factors, third quarter Room Revenues rose 54%, from $3.7 million for 1995 to $5.7 million in 1996. Same Inn Room Revenues in 1996 versus 1995 grew to $3.4 million from $3.0 million, or 13%. The growth is due to an increase in ADR from $43.61 to $48.81 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 92,184 to 99,163, partially offset by a decrease in the occupancy rate from 72.75% to 69.43% for these Inns for 1996 compared to 1995.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended September 30, 1996 was $168,402, as compared to $173,141 for the three months ended September 30, 1995. The 1996 expense is lower than 1995 due to a decrease in third party accounting, legal and marketing services.

Property taxes and insurance expenses totaled $188,364 for the three month period ended September 30, 1996 compared to $146,528 for the same period in 1995. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $441,282 for the three-month period ended September 30, 1995 to $180,838 for the same period ended September 30, 1996, due to the greater amount of principal indebtedness outstanding in the third quarter of 1995. Debt balances were lower in 1996 due to the $30.9 million payoff in April 1996 with the equity offering proceeds. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $475,890 to $687,444 for the three month periods ended September 30, 1995 and 1996, respectively, due to an increase in the number of operating Inns.


Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995.

Lease revenue for the Company for the nine month period ended September 30, 1996 increased 49% to $7.0 million as compared to $4.7 million for the same period in 1995. The increase was due to the increase in the Operator's Room Revenues, partially offset by the effect of a change in the Percentage Rent formula under the Lease Amendment effective July 1, 1995.

The number of room nights available increased from 315,163 in 1995 to 459,398 in 1996, or 46%, due to the opening from January 1, 1995 through September 30, 1996 of seventeen new 40-room Inns, seven 20-room expansions of existing Inns, one 22-room expansion of an existing Inn and one 16-room expansion of an existing Inn. The occupancy rate decreased from 69.93% to 69.26% for 1995 and 1996, respectively. However, ADR increased 8% from $42.57 in 1995 to $45.77 in 1996. Part of the increase in ADR for the period is directly related to increased room rates at certain Inns during the 1996 Summer Olympics. As a result of these three factors, Room Revenues rose 55% from $9.6 million for 1995 to $14.9 million in 1996. Same Inn Room Revenues for 1996 versus 1995 grew to $9.4 million from $8.3 million, or 13%. The growth is due to an increase in ADR from $42.48 to $45.90 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 267,623 to 291,922, partially offset by a decrease in the occupancy rate from 71.25% to 68.32% for these Inns for 1995 compared to 1996. The decrease in the overall occupancy rate of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace and (ii) more severe weather conditions in the first quarter of 1996 versus 1995.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the nine months ended September 30, 1996 was $483,343, as compared to $534,617 for the nine months ended September 30, 1995. The 1996 expense is lower than 1995 due to a decrease in third party accounting, legal and marketing services.

Property taxes and insurance expenses totaled $494,306 for the nine month period ended September 30, 1996 compared with $381,789 for the same period in 1995. The increase is attributable to the increase in the number of Inns.

Interest expense increased from $1,010,008 for the nine month period ended September 30, 1995 to $1,146,817 for the same period ended September 30, 1996, due to the greater amount of principal indebtedness outstanding combined with higher average interest rates in 1996. The additional debt was incurred for the development of new Inns and expansion of existing Inns, however $30.9 million was repaid in April 1996 with the equity offering proceeds. As a result of the early extinguishment of this debt, the Company had a loss of $989,376 due to the write-off of deferred finance costs, which is reflected as an extraordinary item. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $1,267,557 to $1,938,117 for the nine month periods ended September 30, 1995 and 1996, respectively, due to an increase in the number of operating Inns.

Liquidity and Capital Resources

On April 22, 1996 and May 6, 1996, the Company completed the sale of 3,000,000 and 375,000 newly issued shares, respectively, of common stock at $10 per share. Net proceeds of approximately $30.9 million were used to repay certain existing mortgage indebtedness at those dates. Simultaneously with the closing of the equity offering, the Company converted with certain modifications its existing lines of credit and certain long-term mortgages into new line of credit facilities. In the aggregate, the modified loan provisions provide the Company with new lines of credit of approximately $29 million.
The new lines of credit have an interest rate of 25 basis points over the prime rate as published in the Wall Street Journal, which is currently 8.25%. The interest rate adjusts annually. The average rate on the mortgages repaid with the proceeds of the offering was 9.8%. Two years from the closing date of the loan modification, the lines of credit convert to 15-year amortizing loans with ten-year call provisions. There are no prepayment penalties for early extinguishment of the debt balances. As of September 30, 1996, the Company had five Inns unencumbered and available to use as collateral for any additional financing, in addition to approximately $30.9 million in available credit under its lines of credit and construction loans. For most new Inns developed by the Company, a construction loan for approximately $1.05 million has been obtained, usually from community banks in the general locale of where the Inn is being constructed. The balance of approximately $200,000 to $300,000 to buy the land and complete the construction project is funded with draws on other lines of credit. The construction loan converts to a long-term mortgage financing after completion of the Inn without any further action by the Company. As of September 30, 1996, the Company had $14.7 million in outstanding debt.

The Company expects to continue to develop additional Inns as suitable opportunities arise. The Company currently is constructing new 40-room Inns in Commerce, Conyers and Oakwood, Georgia; Greenville, Alabama; Forest City and Laurinburg, North Carolina; Georgetown, Seneca, Simpsonville and Union, South Carolina; and Decherd and Tullahoma, Tennessee. The total turnkey construction price for the Inns currently under construction is $15 million, of which approximately $5.4 million had been expended at September 30, 1996. The Company is also currently expanding Inns in Florence, Alabama and Greenwood, South Carolina and may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion. The Company currently has 10 additional land sites under contract, subject to varying contingencies.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.


Forward-Looking Statements

There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage its business in a cost-effective manner given the increase in the number of Inns; (2) the Operator's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

The Operator

The Company seeks to enhance Lease revenue by working in a collaborative manner with the Operator. Presently, the Operator also has an exclusive relationship with the Company in that the Operator does not manage any hotel properties other than the Inns. The Company believes this exclusive relationship ensures that the Company's and the Operator's interests are well-aligned. The Operator is owned 9.9% by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company, and 90.1% by a grantor trust of which Steven A. Curlee, General Counsel and Secretary of the Company, is the trustee. While the Company does not control the operations of the Operator or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Lease formula allows the Company to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of the Operator. The comparison of revenues of the Operator between the two periods is the same as that described above for the Company.
                                           Three Month Period
                                           Ended September 30
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Room revenues as defined by Lease       $5,679,432    $3,728,618
Operating expenses                      (2,970,663)   (1,946,364)
Lease expense to Jameson Inns, Inc.     (2,668,378)   (1,752,450)
                                       ------------  ------------
Net income before income taxes          $   40,391    $   29,804
                                       ============  ============

                                            Nine Month Period
                                            Ended September 30
                                       --------------------------
                                           1996          1995
                                       ------------   -----------
Room revenues as defined by Lease      $14,943,079    $9,633,298
Operating expenses                      (7,801,540)   (5,084,189)
Lease expense to Jameson Inns, Inc.     (7,011,068)   (4,650,242)
                                       ------------   -----------
Net income (loss) before income taxes  $   130,471    $ (101,133)
                                       ============   ===========

Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share for the common stock since January 1, 1995.

          First Quarter, 1995           $ .19*
          Second Quarter, 1995            .21
          Third Quarter, 1995             .21
          Fourth Quarter, 1995            .21

          First Quarter, 1996             .21
          Second Quarter, 1996            .22
          Third Quarter, 1996             .22**

* Includes $.07 declared for the period January 1 to February 2, 1995 and $.12 declared for the period February 3 to March 31, 1995.

** On October 24, 1996, the Company declared this dividend, which is payable on November 22, 1996 to shareholders of record on November 6, 1996.

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

11.1      Earnings per Share

27.1      Financial Data Worksheet

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Jameson Inns, Inc.
                                   (Registrant)



Dated:    November 4, 1996        By:    /s/ Thomas W. Kitchin
                                     -------------------------
                                     Thomas W. Kitchin
                                     President and Chief
                                     Executive Officer




Dated:    November 4, 1996        By:    /s/ Craig R. Kitchin
                                     -------------------------
                                     Craig R. Kitchin
                                     Chief Financial Officer
                                    (Principal Financial Officer)

                        INDEX TO EXHIBITS



Exhibit
Number

                                                            Page
11.1 -    Statement Re:  Per Share Earnings ....................

27.1 -    Financial Data Worksheet .............................