Form 10-K
period 1996-12-31
JAMESON INNS INC
filed 1997-03-03
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1996 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition from _________ to _________

                         Commission File Number: 0-23256

                               JAMESON INNS, INC.
             (Exact name of Registrant as specified in its Articles)

             Georgia                                  58-2079583
   (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                 Identification No.)

        8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1603
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (770) 901-9020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                               Title of Each Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES
              OF THE REGISTRANT AS OF JANUARY 31, 1997: $89,508,188

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JANUARY 31, 1997 - 7,364,745

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    FORM 10-K
                               JAMESON INNS, INC.
                                  ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1996


                                Table of Contents

                                                                              Page
                                                                              ----
                                     PART I

Item 1.  Business ..........................................................     1

Item 2.  Properties ........................................................    25

Item 3.  Legal Proceedings .................................................    28

Item 4.  Submission of Matters to a Vote of Security Holders ...............    28

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters................................................    28

Item 6.  Selected Financial Data............................................    29

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................    31

Item 8.  Financial Statements and Supplementary Data........................    37

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure...........................................    37

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................    38

Item 11. Executive Compensation.............................................    40

Item 12. Security Ownership of Certain Beneficial Owners and Management.....    43

Item 13. Certain Relationships and Related Transactions.....................    43

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...    46

                               JAMESON INNS, INC.
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Jameson Inns, Inc., a Georgia corporation, (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta, Georgia which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn(R)." At December 31, 1996, the Company had a total of 64 Inns either in operation or under development, including 43 Inns in operation (2,107 available rooms), 11 Inns under construction and contracts to acquire 10 parcels of land on which additional Inns are expected to be constructed during 1997. In addition, at that date, one of the Inns in operation was undergoing a 20-room expansion. Upon completion of these projects, the Company expects to have 2,967 available rooms.

         The Company focuses on developing Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base and a shortage of quality hotel rooms. Generally, the Inns are rooms-only facilities designed to appeal to price and quality conscious business travelers, such as sales representatives, government officials and others who travel to these communities on business, as well as family and leisure travelers attending activities in the communities such as college and university sponsored events, fairs, festivals and other cultural events and family reunions. The standard Inn is initially built as a 40-unit, two-story, Colonial-style structure constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. As initially constructed, the standard Inn has 38 guest rooms and two executive suites and features amenities such as remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double beds, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators.

         The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offer their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms-only facilities and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Each of these categories is generally subdivided into classifications based on price and quality. The terminology generally used in the hotel industry describes properties as luxury at the high end, economy in the middle and budget at the low end of the scale. Prices for each of these categories vary by region and locale. The Inns fall within the category of small, limited service, economy hotels.

         The hotel industry is seasonal in nature. Occupancy rates are generally higher in the second and third calendar quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues.

         All of the Inns are leased to Jameson Operating Company (the "Operator") under the terms of a master lease (the "Lease"). See --The Lease below. The Operator was formed to conduct the operation of the Inns and entered into the Lease with the Company for that purpose.

         The Company's executive offices are located at 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1603. The Company's telephone number is (770) 901-9020.

DEVELOPMENT OF BUSINESS

         The Company was formed in 1988 to develop, own and operate Inns and elected to be taxed for federal income tax purposes as a real estate investment trust ("REIT") beginning January 1, 1994, and in 1994 became a publicly held company upon consummation of its initial public offering of the Company's common stock, par value $.10 per share ("Common Stock").

THE LEASE

         The Company has entered into the Lease with the Operator which covers all of the existing Inns. Furthermore, new Inns developed by the Company during the term of the Lease will become subject to the Lease upon completion of construction. See Item 13. Certain Relationships and Related Transactions--The Lease. The following is a summary description of the terms and conditions of the Lease as so amended.

         Pursuant to an amendment to the Lease effective January 1, 1997 (the "Lease Amendment"), the Lease term expires on December 31, 2006, subject to earlier termination upon the occurrence of certain events. During the term of the Lease, the Operator is obligated to pay to the Company base rent based on the number of rooms in operation on the first day of the month and, where required under the formula described below, percentage rent based on room revenues. In general, percentage rent is calculated by multiplying average daily per room rental revenues for all of the Inns by certain percentages. Under the Lease, base rent is payable monthly and equals $264.00 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and equals the following:

                  39% of the first $20.50 of average daily per room rental revenues; plus

                  65% of all additional average daily per room rental revenues; less

                  100% of base rent paid for the same period.

Percentage rent is based on the total number of rooms available to rent during the period, rather than the number of rooms available to rent at the beginning of each month. The total base rent plus percentage rent payable by the Operator under the Lease each calendar year, however, is limited to 47% of room revenues.

         Effective January 1, 1997, the $20.50 amount referred to above was increased to $21.05 for 1997 based on the 2.7% increase in the Consumer Price Index for All Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 1996. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes experienced over the most recently completed calendar year.

         Average daily per room rental revenues are determined by dividing room revenues realized by the Operator over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues and exclude all credits, rebates and refunds, sales taxes and other excise taxes. On or before March 1 of each year, the Operator is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of the Company's financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, earned by the Company for the years ended December 31, 1994, 1995 and 1996 was $4.0 million, $6.3 million and $9.4 million, respectively.

         In addition to paying base rent and, if applicable, percentage rent, the Lease requires the Operator to pay workers' compensation insurance premiums, and all costs and expenses incurred in the operation of the Inns. The Company is responsible for paying real and personal property taxes, casualty, liability and other types of insurance, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

         The Operator was formed in 1993 to conduct the operation of the Inns and entered into the Lease with the Company for that purpose. The Operator is owned 9.9% by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company, and 90.1% by a grantor trust of which Steven A. Curlee, General Counsel and Secretary of the Company, is the trustee and beneficiary. The Operator has only nominal assets and a limited net worth.

         The Company's members of the Board of Directors of the Company who are not also officers or employees of the Company and who are not affiliated with the Operator or the Contractor ("Independent Directors") (see --Growth Plans for 1997--The Contractor, below), approved the Lease Amendment and determined that the Lease, as amended, is fair to the Company.

         Trademark. The Operator is the owner of the registered trademark, The Jameson Inn(R). The Lease requires the Operator to operate the Inns using the trademark and not to use the trademark (or license its use to any other parties) for the operation of lodging facilities other than the Inns if the Company objects to such unrelated use. The Company has an option to purchase the trademark from the Operator at the end of the Lease term (or upon the earlier termination of the Lease with respect to all of the Inns) for $25,000.

         Maintenance and Modifications. Under the Lease, the Company is required to maintain the underground utilities and the structural elements of the improvements and the roof of each Inn.

The Operator is required, at its expense, to maintain the Inns in good order and repair and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep the Inns in good order and repair.

         The Operator, at its expense, may make non-capital and capital additions, modifications or improvements to the Inns which do not significantly alter the character or purposes, or significantly detract from the value or operating efficiencies, of the Inns. Modifications or improvements estimated to cost in excess of $100,000 must be done under the supervision of a qualified architect, engineer or contractor satisfactory to the Company and in accordance with plans and specifications approved by the Company. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of the Company upon termination of the Lease. Through January 31, 1997, the Operator had not undertaken any significant capital or non-capital alterations, replacements or improvements to the Inns.

         Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. The Company seeks to control such costs through the construction of new Inns rather than the purchase and renovation of existing hotel properties. Nonetheless, the Inns require periodic replacement of furniture, fixtures and equipment and the Lease requires that the Company pay the costs of such refurbishment. The Company has adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture fixtures and equipment for the Inns up to an amount equal to 4% of the Operator's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. While management believes that such amount is adequate to support proper refurbishment of the Inns, the actual amounts necessary to pay such costs could exceed the Company's estimate. In such case, expenditure of additional funds for furniture, fixtures and equipment could have an adverse effect on the Company's ability to make the full amount of expected distributions to shareholders. See Item 7. Management's Discussion and Analysis of Operations--Liquidity and Capital Resources. As of December 31, 1996, the reserve contained approximately $263,000.

         Insurance and Property Taxes. The Lease provides that the Company is responsible for paying or reimbursing the Operator for real and personal property taxes as well as for all insurance coverage on the Inns except workers' compensation coverage which is an obligation of the Operator.

         Indemnification. The Lease requires the Operator to indemnify the Company and its affiliates from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company or its affiliates, on account of, among other things, (i) any accident or injury to person or property on or about the Inns,
(ii) any misuse by the Operator, or any of its agents, of the leased property,
(iii) taxes and assessments in respect of the Inns (other than real and personal property taxes and income taxes of the Company on income attributable to the
Inns), or (iv) any breach of the Lease by Operator. The Lease does not, however, require the Operator to indemnify the Company against the Company's gross negligence or willful misconduct. The Company is required to indemnify the Operator against any environmental liabilities other than those caused by the acts or negligent failures of the Operator (for which the Operator will indemnify the Company).

         Assignment and Subleasing. Under the terms of the Lease, the Operator is not permitted to sublet all or any part of any of the Inns or assign its interest under the Lease, other than to an affiliate of the Operator controlled by Mr. Kitchin, without the prior written consent of the Company. No assignment or subletting will release the Operator from any of its obligations under the Lease.

         Events of Default. Events of default under the Lease include, among others, the following:

         (i) the Operator's continuing failure to pay rent for a period of 10 days after receipt by the Operator of written notice of nonpayment from the Company;

         (ii) except under certain circumstances, continued failure by the Operator to observe or perform any other term of the Lease for a period of 30 days after the Operator receives notice of the failure from the Company;

         (iii) the Operator's bankruptcy, insolvency or similar event;

         (iv) the Operator's voluntary discontinuation of operations at an Inn for more than five days, without the consent of the Company, except as a result of damage, destruction or condemnation.

         If an event of default occurs and continues beyond any curative period, the Company has the option of terminating the Lease as to any individual Inn (which would not affect the Lease as to the remainder of the Inns) or as to all of the Inns by giving the Operator 10 days written notice of the termination date.

         Termination of Lease on Disposition of the Inns. If the Company enters into an agreement to sell or otherwise transfer an Inn, the Company may terminate the Lease as to that Inn. However, if, during the first five years of the Lease term, the Lease is terminated as to Inns comprising at least 25% of the total rooms of all of the Inns within a period of 12 consecutive months, the Operator must be compensated for the loss of its leasehold interest or offered substitute Inns. Most of the Inns have been mortgaged to secure indebtedness of the Company. See Item 2. Properties--Mortgage Indebtedness. In the event of the foreclosure sale (or transfer in lieu of foreclosure) of any Inn, the Lease will terminate with respect to such Inn.

         Inventory. The Lease requires all inventory required in the operation of the Inns to be acquired by the Operator. Inventory includes items such as cleaning supplies, linens, towels and paper goods.

FORWARD-LOOKING STATEMENTS

         There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including acquisition of or leasing additional parcels of land, construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including: (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage its business in a cost-effective manner given the increase in the number of Inns; (2) the Operator's ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations; and (7) other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

GROWTH PLANS FOR 1997

         The Company's objective is to enhance shareholder value by increasing Funds from Operations and Cash Available for Distribution by developing additional Inns, expanding existing Inns and participating, through the Lease, in increased room revenues generated through operation of the Inns by the Operator. For definitions and calculation of Funds from Operations and Cash Available for Distributions, see Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations; Cash Available for Distribution.

    Development of New Inns

         The Company believes that attractive opportunities exist for the development of new Inns in certain markets in the southeastern United States. Accordingly, the Company intends to continue developing new Inns in targeted communities. With operating Inns in Georgia, Alabama and South Carolina, the Company plans to continue developing Inns in those states as well as in North Carolina, Tennessee and Florida. At December 31, 1996, the Company had a total of 21 Inns under development, including 11 Inns under construction, and contracts to acquire 10 parcels of land on which additional Inns are expected to be constructed during 1997. In addition, the Company may consider long-term ground leases for future Inn locations.

         The following sets forth the location of new Inns under construction by the Company at December 31, 1996, which have opened or are expected to open in 1997. Each such Inn initially has or will have 40 rooms. The Inns in Oakwood, Forest City and Union opened in January or February 1997.

                  Alabama:         Auburn, Oxford, Tuscaloosa
                  Georgia:         Oakwood
                  North Carolina:  Forest City, Laurinburg, Sanford, Wilson
                  South Carolina:  Union
                  Tennessee:       Decherd, Tullahoma

         The Company believes that it benefits significantly from its strategy of developing new Inns rather than acquiring existing properties and rehabilitating, refurbishing or re-flagging them because of the experience and track record of the Company, the Contractor (see --The Contractor, below) and the Operator in the development, construction and operation of Inns.

         In evaluating potential development sites, the Company targets communities with strong industrial bases sufficient to attract business travelers. These communities typically have significant manufacturing facilities, state and federal government installations, or colleges and universities. The Company strives to locate its Inns in proximity to family-style restaurants and targets markets which offer local community events (e.g. annual festivals, fishing tournaments, collegiate football games and other athletic events, graduation ceremonies, etc.) and/or tourist and recreational facilities (e.g. lakes, golf courses, hunting areas, etc.) attracting groups and individual discretionary and leisure travelers. The Inns are generally located in communities ranging in population from 5,000 to 30,000. The Company believes that land costs in the Company's target markets are generally lower than similar costs in major metropolitan areas.

     Expansion of Existing Inns

         The Company intends to continue to expand existing Inns whenever market conditions warrant. A typical expansion involves adding a stand-alone 20- to 26-room structure to the standard 40-room Inn. To date, 15 Inns have undergone expansion and, at December 31, 1996, one additional Inn, located in Gaffney, South Carolina, was undergoing a 20-room expansion. Because the Inns are initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inns. Accordingly, the Company can earn attractive returns on its investment by expanding Inns in markets with strong room demand. In addition, the design of the standard Inn permits the expansion of an Inn with relatively little disruption to the existing Inn's operations. Also, as compared to the development of new Inns, expansion of existing Inns is a relatively lower risk growth strategy since the Company has an opportunity to assess local room demand and market trends based on its direct experience in developing and owning the existing Inn.

     The Contractor

         It is anticipated that Jameson Development Company, L.L.C., the successor to Jameson Construction Company, will act as general contractor ("Contractor") for new Inns built by the Company as well as expansions of existing Inns. Jameson Construction Company is wholly owned by Kitchin Investments, Inc., an entity wholly owned by Thomas W. Kitchin (see -Employees, below, and Item 13. Certain Relationships and Related Transactions--Cost Reimbursement Agreement). As of September 30, 1996, Jameson Construction Company assigned all its contracts to Jameson Development Company, L.L.C., a company wholly owned by Thomas W. Kitchin and his spouse, which was formed in 1996 to act as the Contractor with the same management and employees as Jameson Construction Company. Each construction contract for a new Inn or a group of Inns provides for a fixed turnkey price for all work performed under the contract subject to reduction, however, if the Contractor's profits (as defined in the construction contract) exceed 10%. Each such construction contract is reviewed by an independent architectural firm and subject to approval by a majority of the Company's Independent Directors. The average turnkey price for the 11 new Inns opened during 1996 was approximately $1,247,500. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Inns and related fitness centers, including interest charges incurred by the Company on the associated construction debt during construction. The average turnkey contract price for each expansion of an existing Inn in 1996 was approximately $27,000 per room, excluding the amount of any extraordinary site development costs. See Item 13. Certain Relationships and Related Transactions--Turnkey Construction Contracts.

     Internal Growth

         Through percentage rent, the Company participates in any increases in room revenues generated through increases in occupancy rates and average daily room rates ("ADR") of the Inns by the Operator. Total rent, including base rent and percentage rent, is limited however, for each calendar year to 47% of room revenues. See --The Lease, above. The Operator practices aggressive market-sensitive pricing, increasing room rates at particular Inns as market conditions in the specific communities warrant. The Inns' site managers receive a significant portion of their compensation based on achieving specified monthly room revenues and annual expense controls. The Operator promotes an aggressive marketing program which focuses on local efforts directed to the business community in each Inn's market. See --Marketing, below.

MARKETING

         Marketing of the Inns focuses on local efforts directed to the business community in the city or town where the particular Inn is located. One of the primary responsibilities of an Inn's manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. The Company employs billboards and other similar types of advertising and has an "800" number to facilitate reservations.

COMPETITION

         The hotel industry is highly competitive. Each of the Inns is located in an area that includes other hotels, many of which are competitive with the Inns in their community. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, ADR and revenue per available room ("REVPAR") of the Inns. Moreover, the Inns are generally located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of the Inn in that community.

         The Company competes on the basis of price, quality and value. The Company's competition is made up primarily of limited service hotels in the southeastern United States operating under national franchises which have greater financial resources than the Company, substantial advertising budgets, national reservation systems, marketing programs and greater name recognition.

REGULATIONS

         Environmental Matters. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate such property, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. While the Company has not incurred any such costs in connection with its ownership of the Inns, the Company may be potentially liable for such costs. The Company generally develops Inns in areas where the historical use of the land is well known and often agricultural. Management is not aware of any potential material liability or claims for which the Company may be responsible. However, no assurances can be given that (i) there are no material claims or liabilities related to real property ownership by the Company; (ii) future laws, ordinances or regulations will not impose any material environmental liability on the Company; or (iii) the current environmental condition of the Inns will not be affected by operation of the Inns, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties. Under the terms of the Lease, the Company indemnifies the Operator against environmental liabilities, except those caused by the acts or negligent failures of the Operator. In addition, the Lease provides that the Operator will indemnify the Company against environmental liabilities caused by the Operator's acts or negligent failures, although the Operator's financial condition may limit the value of such indemnity and, in any event, such indemnity will not apply to or protect the Company against past unknown violations and related liabilities. See --The Lease, above.

         The Company believes that the Inns are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and does not anticipate that it will be required in the foreseeable future to expend any material amounts in order to comply with such ordinances and regulations. The Company has not been notified by any governmental authority, nor is it otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

         Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The Company believes that all existing Inns are substantially in compliance with these requirements and intends to construct future Inns in accordance with such requirements as well. In 1993, the Company engaged a disabilities consultant to make recommendations to the Company regarding the Inns' compliance with the ADA. The consultant submitted a report recommending a number of improvements for access to and use by disabled persons with respect to certain of the Inns then in operation, which improvements were made. The Company has also incorporated such consultant's recommendations into the construction of new Inns.

EMPLOYEES

         At December 31, 1996, the Company employed 10 persons. Employees of the Company are also employees of Kitchin Investments, Inc. Effective January 1, 1994, under the terms of an agreement covering the allocation of administrative and overhead costs incurred by the Company and Kitchin Investments, Inc. (the "Cost Reimbursement Agreement"), the Company reimburses Kitchin Investments, Inc. for the time that their shared employees spend on the Company's business. For the year ended December 31, 1996, the Company's reimbursement to Kitchin Investments, Inc. totalled approximately $194,000. See Item 13. Certain Relationships and Related Transactions--Cost Reimbursement Agreement. None of the Company's or the Operator's employees is represented by a union or labor organization, nor have the Company's or the Operator's operations ever been interrupted by a work stoppage. The Company considers relations with its employees to be excellent.

THE OPERATOR

         Jameson Operating Company was formed in October 1993 as a wholly owned subsidiary of the Company, although it had no operations until January 1, 1994. On December 31, 1993, the Company consummated a series of transactions to remove all assets not related to ownership of the Inns in contemplation of its initial public offering of Common Stock and its election to qualify as a REIT for federal income tax purposes effective January 1, 1994. On December 31, 1993, the Company sold all of the common stock of the Operator to Thomas W. Kitchin, the Company's Chairman, President and Chief Executive Officer, and to a grantor trust of which Steven A. Curlee, the Company's General Counsel and Secretary, is the trustee and beneficiary. Effective January 1, 1994, the Operator began leasing the Inns from the Company and from certain partnerships which owned the Inns until the Company acquired the interests of such partnerships in February 1994. Prior to 1994, the Operator's results of operations were included in the consolidated financial statements of the Company.

         The Operator leases and operates all Inns owned by the Company under the terms of the Lease. See --The Lease, above. The names and certain other information concerning the officers and directors of the Operator are set forth below. At December 31, 1996, the Operator had a total of 739 employees, including an administrative staff of 16 employees, 47 Inn managers and 676 other full- and part-time employees engaged in day-to-day management and marketing of the Inns. The Operator has a negative net worth and only nominal assets. The audited financial statements of the Operator appear elsewhere in this Annual Report and should be referred to for additional financial information concerning the Operator. Although it has not done so to date, the Operator may engage in activities other than as lessee of the Inns, subject to certain restrictions under the Lease.

        The officers, directors and key employees of the Operator are the following:

                  NAME                      POSITION
         Thomas W. Kitchin........  President, Director
         William D. Walker........  Vice President
         Steven A. Curlee.........  General Counsel, Secretary, Director
         Craig R. Kitchin.........  Treasurer, Chief Financial Officer, Director
         Robert S. Olliff.........  Director of Operations

         With the exception of Mr. Olliff, the background and experience of the officers and directors and key employees of the Operator are described under
Item 10. Directors and Executive Officers of the Registrant. Mr. Olliff, age 55, is Director of Operations of the Operator. He also has been Director of Operations for the Company since April 1992. From January 1990 to March 1992, he was a district supervisor for the Company. From April 1989 to December 1989, he was the manager of the Inn at Statesboro, Georgia, and from July 1984 to April 1989 was employed as a sales representative for Morrison Chemical Company, Savannah, Georgia. Mr. Olliff received a B.B.A. degree in marketing and economics from the University of Georgia in 1965. He is currently serving as a director and regional vice president of the Georgia Hospitality and Travel Association.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

         The following is a discussion of the Company's investment objectives and policies, financing policies and policies with respect to certain other activities. These policies may be amended or revised from time to time at the sole discretion of the Board of Directors. No assurance can be given that the Company's investment objectives will be attained or that the value of the Company will not decrease.

         Investment Objectives and Policies. The Company's investment objective is to provide, quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of the Company. The Company will seek to accomplish these objectives through the ownership and leasing of the Inns to the Operator, selective development of additional Inns in the United States, the Operator's increases in the Inns' room revenues and, where deemed appropriate, renovations and expansions of these properties. A key criterion for new investments will be that they offer the opportunity for growth in Funds from Operations and Cash Available for Distribution. For definitions and calculation of Funds from Operations and Cash Available from Operations, see Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations; Cash Available for Distribution. The Company anticipates that all of its activities will be conducted directly, although the Company may participate with other entities in property ownership, through joint ventures, partnerships or other types of co-ownership. The Company currently intends to invest only in Inns, although the Company may also hold temporary cash investments from time to time pending investment or distribution to shareholders.

         The Company may purchase or lease properties for long-term investment, expand and improve the Inns, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

         While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgages, stock of other REITs and other real estate interests. Such mortgage investments may include participating or convertible mortgages. However, the Company has not invested previously in mortgages and stock of other REITs, an does not presently intend to do so.

         Dispositions. The Company has no current intention to dispose of any of the Inns, although it reserves the right to do so if, based upon management's periodic review of the Company's portfolio, the Board of Directors determines that such action would be in the best interests of the Company. For a description of certain tax consequences arising from the disposition of an Inn, see --Federal Income Tax Considerations, below.

         Financing. In January 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. The Company intends to use the net proceeds, if any, from any sale of securities under such registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

         In the event that the Board of Directors determines to raise additional equity capital, the Board has the authority, without shareholder approval, to issue additional shares of Common Stock or other capital stock of the Company in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing shareholders would have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a shareholder's investment in the Company.

         It is anticipated that any additional borrowings will be made directly by the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be recourse to all or any part of the property of the Company or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for the payment of distributions, working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns.

         At December 31, 1996, the Company had outstanding an aggregate of approximately $22.3 million of mortgage debt, including approximately $2.1 million in construction debt. The construction debt provides for total borrowings of $9.2 million and is secured by mortgages on nine Inns. The Company adheres to a policy of limiting its outstanding indebtedness to 65% of the aggregate appraised value of the Inns (the "Debt Limit"). The outstanding indebtedness at December 31, 1996 represented approximately 21% of the aggregate appraised value of the Inns. The Company's organizational documents do not limit the amount or percentage of indebtedness that the Company may incur. Accordingly, the Board of Directors of the Company could change the current policies of the Company and the Company could become more highly leveraged, resulting in an increased risk of default on the obligations of the Company and in an increase in debt service requirements. Such an increase could adversely affect the financial condition and results of operations of the Company, the Company's ability to make dividend distributions to its shareholders and could, as a result, jeopardize the Company's status as a REIT. See --Federal Income Tax Considerations, below.

         Working Capital Reserves. The Company's policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that the Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of the Company's business and investments.

         Policy Regarding Capital Expenditures. The Company has adopted a policy requiring it to maintain cash reserves or sufficient access to borrowings in adequate amounts to enable it to meet its capital expenditure requirements. The Company believes that an amount equal to 4% of Operator's aggregate room revenues will be sufficient to fund this requirement. As of December 31, 1996, such amount was $263,000 which, together with the $803,000 expended for capital expenditures from July 1, 1995 to December 31, 1996, represents 4% of aggregate room revenues for the same period.

         Other Policies. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuer, (ii) underwrite securities of other issuers or (iii) actively trade in loans or other investments.

         The Company may make investments other than as previously described, although it does not currently intend to do so. The Company has authority to repurchase or otherwise reacquire Common Stock or any of its other securities and may engage in such activities in the future. During the past three years the Company has not issued Common Stock or any other securities in exchange for property, nor has it reacquired any of its Common Stock or any other securities; however, the Company has authority to engage in such activities and may do so in the future. Prior to January 1, 1994, the Company made loans to Company officers in connection with the Company's formation of partnerships to finance development of new Inns. All such loans were repaid in full at the time such partnerships were liquidated. The Company may in the future make additional loans to such persons and entities, including, without limitation, its officers, and to joint ventures in which it participates. Except in connection with formation of partnerships which, prior to their liquidation in early 1994, were formed by the Company to finance the development of Inns, during the last three years, the Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and the Company does not intend to do so in the future. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Board of Directors without the vote of the shareholders.

         At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), to qualify as a REIT unless, because of circumstances or changes in the Code (or in the Treasury Regulations), the Board of Directors, with the consent of a majority of the Company's shareholders, determines to revoke the Company's REIT election.

         The Company may, under certain circumstances, purchase its shares of Common Stock in the open market or otherwise. The Board of Directors has no present intention of causing the Company to repurchase any of the shares of Common Stock, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations.

         Conflicts of Interest. Because of Thomas W. Kitchin's ownership in and positions with the Company, the Operator, the Contractor and Kitchin Investments, Inc, there are inherent conflicts of interest in the construction of new Inns and expansion of existing Inns by the Contractor and in the Company's dealings with the Operator under the Lease and with Kitchin Investments, Inc. under the Cost Reimbursement Agreement. See Item 1. Business--Growth Plans for 1997--The Contractor and --Employees, and Item 13. Certain Relationships and Related Transactions. In an effort to reduce the conflicts of interest, any material transaction or arrangement involving the Company and the Operator or the Contractor, or an affiliate of either (including Kitchin Investments, Inc.), will be subject to approval by a majority of the Independent Directors. Further, the Operator has agreed that neither it nor any of its affiliates will (i) operate or manage a hotel property in which the Company has not invested that is within a 20-mile radius of an Inn, or (ii) own or have any interest in any hotel property in which the Company or an affiliate does not have an interest. In addition, Mr. Kitchin is prohibited under the terms of his employment agreement with the Company from owning, managing or operating, directly or indirectly, any hotel property other than the Inns during the term of his employment by the Company or, for two years following such employment, any hotel property within a 20-mile radius of an Inn. See Item 11. Executive Compensation--Employment Agreement.

         In addition, the Board of Directors has a policy that any contract or transaction between the Company and one or more directors or officers of the Company, or between the Company and any other entity in which one or more of its directors or officers are directors or officers, or have a financial interest, must be approved by a majority of either the Independent Directors or disinterested shareholders after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them. The Board of Directors may change this policy without the consent of the shareholders upon the affirmative vote of a majority of the Independent Directors.

FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of material federal income tax considerations regarding the Company is based on current law and does not purport to deal with all aspects of taxation that may be relevant to particular shareholders in light of their personal investment or tax circumstances, or to certain types of shareholders (including insurance companies, tax-exempt organizations, financial institutions or broker-dealers, foreign corporations and persons who are not citizens or residents of the United States) subject to special treatment under the federal income tax laws.

         EACH STOCKHOLDER IS ADVISED TO CONSULT HIS OWN TAX ADVISOR REGARDING THE SPECIFIC TAX CONSEQUENCES TO HIM OF THE PURCHASE, OWNERSHIP AND SALE OF THE SHARES AND OF THE COMPANY'S ELECTION TO BE TAXED AS A REIT, INCLUDING THE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES OF SUCH PURCHASE, OWNERSHIP, SALE AND ELECTION AND OF POTENTIAL CHANGES IN APPLICABLE TAX LAWS.

Taxation of the Company

         The Company made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year beginning January 1, 1994. The Company made such election at the time of the filing of its federal income tax return for 1994. The Company believes that commencing with such taxable year, it was organized and has operated in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner, but no assurance can be given that it has qualified or will operate in a manner so as to remain qualified.

         The sections of the Code relating to qualification and operation as a REIT are highly technical and complex. The following discussion sets forth the material aspects of the Code sections that govern the federal income tax treatment of a REIT and its shareholders. This discussion is qualified in its entirety by applicable Code provisions, Treasury Regulations and administrative and judicial interpretations thereof. Conner & Winters, A Professional Corporation ("Conner & Winters"), has acted as counsel to the Company in connection with the Offering and the Company's election to be taxed as a REIT.

         Commencing with the Company's taxable year beginning January 1, 1994, the Company was organized and believes it has operated in conformity with the requirements for qualification as a REIT and that its proposed method of operations will continue to meet the Code requirements for qualification and taxation as a REIT under current Code provisions. The Company's qualification and taxation as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, stock ownership requirements and various qualification requirements imposed under the Code and discussed below. No assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. For a discussion of the tax consequences of the failure to qualify as a REIT, see --Failure to Qualify, below.

         As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its net income that is currently distributed to shareholders. This treatment substantially eliminates the "double taxation" (at the corporate and shareholder levels) that generally results from investment in a corporation. However, the Company will be subject to federal income or excise tax as follows: First, the Company will be taxed at regular corporate rates on its REIT taxable income, which is defined generally as taxable income (subject to certain adjustments), including net capital gains, less dividends to shareholders. Second, the Company will generally be subject to the "alternative minimum tax" if REIT taxable income plus any tax adjustments and preferences is greater than dividends paid to shareholders. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of a trade of business or (ii) other non-qualifying net income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from prohibited transactions (generally certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if the Company should fail to satisfy the 75% or 95% gross income tests discussed below and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income tests. Sixth, generally, if the Company should fail to distribute to its shareholders during each calendar year an amount equal to its required distribution, it will be subject to a 4% nondeductible excise tax on the excess of such required distribution amount over the amount actually distributed for the year. The amount of required distribution is equal to the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year and (iii) the amount, if any, of the required distribution for the previous year over the amount actually distributed for that year.

         In addition, pursuant to IRS Notice 88-19, if during the 10-year period (the "Recognition Period") beginning on the first day of the first taxable year for which the Company qualified as a REIT, the Company recognizes gain on the disposition of any asset held by the Company as of the beginning of such Recognition Period, then, to the extent of the excess of (a) the fair market value of such asset as of the beginning of such Recognition Period over (b) the Company's adjusted basis in such asset as of the beginning of the Recognition Period (the "Built-In Gain"), such Built-In Gain, which may be reduced by certain net operating loss carry forwards of the Company, will be subject to tax at the highest regular corporate rate, pursuant to regulations that have not yet been promulgated. The Recognition Period began January 1, 1994 and will expire December 31, 2003. Further, if the Company acquires any asset from a C corporation in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and the Company recognizes gain on the disposition of such asset during the ten-year period beginning on the date on which such asset was acquired by the Company, then, to the extent of the Built-In Gain, such gain will be subject to tax at the highest regular corporate rate, pursuant to regulations that have not yet been promulgated. The amount of the Company's Built-In Gain based on the appraisals obtained in connection with its initial public offering is approximately $8.1 million and will discourage a disposition by the Company of any Inn held at the time of such offering until after 2003.

Requirements for Qualification

         The Code defines a REIT as a corporation, trust or association (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) at any time during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities); (7) which makes an election to be a REIT and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status; (8) which uses a calendar year for federal income tax purposes and complies with the record keeping requirements of the Code and Treasury Regulations promulgated thereunder; and
(9) which meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. The Company has met since the closing of the initial public offering, and currently does meet, all of such definitional requirements.

Income Tests

         In order for the Company to maintain its qualification as a REIT, it must satisfy three gross income tests annually. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and, in certain circumstances, interest) or qualified temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, and from dividends and other types of interest and gain from the sale or disposition of stock or securities. Third, short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions and gain on the sale or other disposition of certain real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each taxable year.

         Rents received by the Company under the Lease will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the Lease should not disqualify rental income received from the Operator. Second, the Code provides that rents received from a tenant, directly or indirectly, will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the

REIT, directly or constructively owns 10% or more of such tenant (a "Related Party Tenant"). Since the Change Date, the Company has satisfied and will use its best efforts to continue to satisfy this requirement. Therefore, the Operator is not and should not become a Related Party Tenant of the Company (by reason of the Company's adherence to the Ownership Limit and the Related Party Limit). Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Applicable Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a REIT's adjusted bases of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT's aggregate adjusted bases of all real and personal property at the beginning and at the end of such taxable year. Since January 1, 1994, the Company's rental income attributable to personal property has been and will continue to be less than 15%; however, should the resulting rental income attributable to personal property exceed 15% of all rental income, a portion of the personal property may be sold by the Company to the Operator with the lease payments adjusted accordingly.

         Finally, for rents received to qualify as "rents from real property," the REIT generally must not operate or manage the leased property or furnish or render services to the tenants of such property, other than through an independent contractor from whom the REIT derives no revenue; provided, however, the Company may directly perform certain services other than services which are considered rendered to the occupant of the property. The Company has not, does not and will not knowingly (i) charge rent for any property that is based in whole or in part on the income or profits of any person (except by reason of being based on a percentage of receipts or sales, as described above); (ii) rent any property to a Related Party Tenant; (iii) lease personal property in connection with the rental of the Inns which would cause the rental income attributable to such personal property to exceed 15% of the amount of total rental income; or (iv) perform services considered to be rendered for the occupants of the Inns other than through an independent contractor.

         Under the Lease, the Operator has leased the land, buildings, improvements, furnishings, and equipment comprising the Inns from the Company for a 10-year term. The Operator pays the Company total rent, including base rent and percentage rent. See Item 1. Business--The Lease. In order for the total rent received from the Operator to constitute "rents from real property," the Lease must be respected as a true lease for federal income tax purposes and not treated as a service contract, joint venture or some other type of arrangement. The determination of whether the Lease is a true lease depends on an analysis of all of the surrounding facts and circumstances.

         In addition, pursuant to Code Section 7701(e), a service contract, partnership agreement, or some other type of arrangement may be treated instead as a lease of property if the contract, agreement or arrangement is properly treated as a lease of property, taking into account all relevant factors, including whether or not: (i) the service recipient is in physical possession of the property, (ii) the service recipient controls the property, (iii) the service recipient has a significant economic or possessory interest in the property (e.g., the property's use is likely to be dedicated to the service recipient for a substantial portion of the useful life of the property, the service recipient shares the risk that the property will decline in value, the service recipient shares in any appreciation in the value of the property, the service recipient shares in savings in the property's operating costs, or the service recipient bears the risk of damage to or loss of the property), (iv) the service provider does not bear any risk of substantially diminished receipts or substantially increased expenditures if there is nonperformance under the lease, (v) the service provider does not use the property concurrently to provide significant services to entities unrelated to the service recipient and (vi) the contract price does not substantially exceed the rental value of the property for the term of the lease.

         Under the Lease, (i) the Operator has the right to exclusive possession, use and quiet enjoyment of the Inns during the term of the Lease,
(ii) the Operator bears the cost of, and is responsible for daily maintenance and repair of the Inns, other than the cost of maintaining underground utilities and structural elements (including the roofs) of the improvements, (iii) the Operator dictates how the Inns are operated, maintained, and improved and bears all of the costs and expenses of operating the Inns (including the cost of any inventory used in their operation) during the term of the Lease (other than real and personal property taxes, casualty, liability and other types of insurance and equipment and the maintenance of structural elements, roofs and underground utilities), (iv) the Operator benefits from any savings in the costs of operating the Inns during the term of the Lease, (v) in the event of damage or destruction to an Inn, the Operator is at economic risk because it will be obligated to restore the property to its prior condition and bear all costs of such restoration in excess of any insurance proceeds (except, under certain circumstances, during the last six months of the term of the Lease), (vi) the Operator has indemnified the Company against all liabilities imposed on the Company during the term of the Lease by reason of injury to persons or damage to property occurring at the Inns or due to the Operator's use, management, maintenance or repair of the Inns, and (vii) the Operator is obligated to pay substantial fixed rent for the term of the Lease. In addition, the total rent under the Lease does not substantially exceed the fair rental value of the Inns.

         Pursuant to IRS Revenue Ruling 55-540, if one or more of the following conditions are present, the Lease will instead be considered as a conditional contract for purchase and sale of the Inns: (i) portions of the periodic payments are made specifically applicable to an equity interest in the property to be acquired by the lessee, (ii) the lessee will acquire title upon the payment of a stated amount of "rentals" under the contract which it is required to make, (iii) the total amount which the lessee is required to pay for a relatively short period of use constitutes an inordinately large proportion of the total sum required to be paid to secure the transfer of the title, (iv) the agreed "rental" payments materially exceed the current fair rental value, (v) the property may be acquired under a purchase option at a price which is nominal in relation to the value of the property at the time when the option may be exercised, as determined at the time of entering into the original agreement, or which is a relatively small amount when compared with the total payments which are required to be made and (vi) some portion of the periodic payments is specifically designated as interest or is otherwise readily recognizable as the equivalent of interest.

         Under the Lease, (i) no portion of the total rent has been or will be applied to any equity interest in the Inns to be acquired by the Operator, (ii) the Operator has not acquired and will not be acquiring title to the Inns upon the payment of a stated amount of either base rent or percentage rent, (iii) the total rent does not and will not materially exceed the current fair rental value of the Inns, (iv) the Inns may not be acquired by the Operator under a purchase option and (v) no portion of either base rent or percentage rent has been or will be specifically designated as interest or will be recognizable as the equivalent of interest. Based on the foregoing, the Company believes that the Lease will be treated as a true lease for federal income tax purposes. However, no assurance can be given that the IRS will not challenge the tax treatment of the Lease, or, if it does, that it will not be successful. If the Lease is recharacterized as a service contract, partnership agreement, or some other type of arrangement rather than a true lease, part or all of the payments that the Company receives from the Operator may not satisfy the various requirements for qualification as "rents from real property." In that case, the Company likely would not be able to satisfy either the 75% or 95% gross income tests and, as a result, would fail to qualify as a REIT.

         Any gross income derived from a prohibited transaction is taken into account in applying the 30% income test necessary to qualify as a REIT (and the net income from that transaction is subject to a 100% tax). The term "prohibited transaction" generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. None of the Company's assets are or have been held for sale to customers in the ordinary course of its business and the sale of an Inn and associated property will not be in the ordinary course of business of the Company. Whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, the Company believes that it has since January 1, 1994, complied and will attempt to continue to comply with the terms of the safe-harbor provisions in the Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that the Company can comply with the safe-harbor provisions of the Code or avoid owning property that may be characterized as property held "primarily for sale to customers in the ordinary course of a trade or business."

         If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions will generally be available if (i) the Company's failure to meet such tests is due to reasonable cause and not due to willful neglect,
(ii) the Company attaches a schedule of the sources of its gross income to its return, and (iii) any incorrect information on such schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. (However, no relief provisions are available if the 30% of gross income test is violated.) As discussed above, even if these relief provisions apply, a 100% tax would be imposed which would be equal to the excess of 75% or 95% of the Company's gross income over the Company's qualifying income in the relevant category, whichever is greater, multiplied by the ratio that REIT taxable income bears to gross income for the taxable year (with certain adjustments).

Asset Tests

         At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by "real estate assets" which means (i) real property (including interests in real property and interests in mortgages on real property), (ii) shares in other REITs and (iii) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, (iv) cash, cash items (including receivables) and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of such issuer's outstanding voting securities. The Company has satisfied these asset tests since December 31, 1993 and it will use its best efforts to continue to satisfy such tests in the future.

         After meeting the assets tests at the close of any quarter, the Company will not lose its status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The Company believes that it maintains adequate records of the value of its assets to ensure compliance with the asset test and intends to take such other action within 30 days after the close of any quarter as may be required to cure any noncompliance. However, there can be no assurance that such action will always be successful.

Annual Distribution Requirements

         The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount at least equal to (A) the sum of (i) 95% of the "REIT taxable income" of the Company (computed without regard to the dividends paid deduction and any net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income. In addition, if the Company disposes of any asset during its Recognition Period, the Company will be required, pursuant to IRS regulations which have not yet been promulgated, to distribute at least 95% of the Built-In Gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100% of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular corporate tax rates. Furthermore, as explained above in --Taxation of the Company, if the Company should fail to distribute its required distribution during each calendar year, the Company would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

         Since January 1, 1994, the Company has made, and hereafter intends to make, timely distributions sufficient to satisfy all annual distribution requirements. However, it is possible that, from time to time, the Company may experience timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of that income and deduction of such expenses in arriving at its REIT taxable income. In addition, as explained above, in the event of the foreclosure of an Inn by a mortgage lender, any debt discharge income would be subject to the annual 95% distribution requirement even though the Company would receive no cash as a consequence of a foreclosure. Therefore, the Company could have less Cash Available for Distribution than would be necessary to meet its annual 95% distribution requirement or to avoid federal corporate income tax with respect to capital gain or the 4% nondeductible excise tax imposed on certain undistributed income. To meet the 95% distribution requirement necessary to qualify as a REIT or to avoid federal income tax with respect to capital gain or the excise tax, it could be necessary for the Company to borrow funds.

         Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying dividends to shareholders in a later year. If the Company declares a dividend before the date on which its tax return is due for a taxable year (including extensions) and distributes the amount of such dividend to shareholders in the 12-month period following the close of such taxable year, such subsequent year dividend may be deductible by the Company in computing its REIT taxable income for the immediately preceding year. The distribution of such dividend must be made no later than the date of the first regular dividend payment made after the declaration and distribution of such dividend and the Company must elect such treatment in its return.

         Shareholders receiving subsequent year distributions are taxable on such distributions in the year of actual receipt except in the following case. Any distributions declared by the Company in October, November or December of any year payable to a shareholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the shareholder on December 31, provided that the distribution is actually paid by the Company during January of the following calendar year. However, if the Company actually pays the declared distributions before December 31, the distributions will be treated as both paid by the Company and received by the shareholders on the actual dates paid and received, respectively.

         If, as a result of an audit by the IRS, the REIT taxable income for a prior taxable year is increased, the Company may elect to distribute an additional "deficiency dividend," as defined under Section 860 of the Code, and claim an additional deduction for dividends paid for such taxable year in order to meet the annual distribution requirement. All deficiency dividends must be distributed within 90 days after the final determination of an audit, and the claim for such deficiency dividends must be filed within 120 days of such determination. The Company would also be liable for the payment of interest charges on the amount of the deficiency dividend. However, the payment of such dividends would ensure that the Company's qualification as a REIT would not be jeopardized due to a failure to meet its annual distribution requirement.

Failure to Qualify

         If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction (such deduction is not available to corporate distributees so long as the Company qualifies as a REIT). Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT.

Taxation of Shareholders

         Tax Consequences to Non Tax-Exempt U.S. Shareholders. As long as the Company qualifies as a REIT, distributions made to the Company's taxable U.S. shareholders from current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. shareholders as ordinary income in the year they are received and will not be eligible for the dividends received deduction for corporations. Such distributions will be treated as portfolio income and not as income from passive activities. Accordingly, shareholders will not be able to apply any passive losses against such income. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed the Company's actual net capital gain for the taxable year) without regard to the period for which a shareholder has held its stock. However, corporate shareholders may be required to treat up to 20% of certain capital gain dividends as ordinary income.

         Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent such distributions do not exceed the adjusted basis of such U.S. shareholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a U.S. shareholder's shares, such distributions will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for one year or less) assuming the shares are held as a capital asset by the U.S. shareholder. Moreover, U.S. shareholders may not include in their income tax returns any net operating losses or capital losses of the Company. Finally, in general, any loss upon a sale or exchange of shares by a U.S. shareholder who has held such shares for six months or less (after applying certain holding period rules), will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such shareholder as long-term capital gain.

         Information Reporting Requirements and Backup Withholding. The Company will report to its U.S. shareholders and the IRS the amount of distributions paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A shareholder that does not provide the Company with his correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions to any shareholders who fail to certify their non-foreign status to the Company. See --Taxation of Non-U.S. Shareholders, below.

         Taxation of Tax-Exempt Shareholders. Distributions by the Company to a U.S. shareholder that is a tax-exempt entity should not constitute "unrelated business taxable income" as defined in Section 512(a) of the Code ("UBTI"), provided that the tax-exempt entity has not financed the acquisition of its shares with "acquisition indebtedness" within the meaning of Section 514(c) of the Code and the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity. In addition, if the Company is considered to be a pension-held REIT, then a portion of the dividends paid to qualified trusts (any trust defined under Section 401(a) and exempt from tax under Section 501(a)) that owns more than 10 percent by value in the REIT may be considered UBTI. A pension-held REIT is a REIT that is held by one qualified trust holding no more than 25% by value of the interests in the REIT or by one or more qualified trusts (each of whom owns more than 10% by value) holding in the aggregate more than 50% by value of the interests in the REIT. The Company does not expect to be a pension-held REIT.

         Taxation of Non-U.S. Shareholders. The rules governing United States federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign shareholders (collectively, "Non-U.S. Shareholders") are complex and no attempt will be made herein to provide more than a summary of such rules. NON-U.S. SHAREHOLDERS SHOULD CONSULT WITH THEIR OWN TAX ADVISORS TO DETERMINE THE IMPACT OF FEDERAL, STATE AND LOCAL INCOME TAX LAWS WITH REGARD TO THEIR INVESTMENT IN SHARES, INCLUDING ANY REPORTING REQUIREMENTS.

         Distributions to Non-U.S. Shareholders that are not attributable to gain from sales or exchanges by the Company of United States real property interests and not designated by the Company as capital gains dividends will be treated as dividends of ordinary income to the extent their source is current or accumulated earnings and profits of the Company. Such distributions will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from a Non-U.S. Shareholder's investment in the Shares is treated as effectively connected with the Non-U.S. Shareholder's conduct of a United States trade or business, the Non-U.S. Shareholder generally will be subject to a tax at graduated rates, in the same manner as U.S. Shareholders are taxed with respect to such distributions (and may also be subject to the 30% branch profits tax in the case of a shareholder that is a foreign corporation). The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Shareholder unless
(i) a lower treaty rate applies or (ii) the Non-U.S. Shareholder files an IRS Form 4224 with the Company claiming that the distribution is "effectively connected" income within the meaning of Section 871 of the Code. Distributions in excess of current and accumulated earnings and profits of the Company will not be taxable to a shareholder to the extent that such distributions do not exceed the adjusted basis of the shareholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Shareholder's shares, such distributions will give rise to tax liability if the Non-U.S. Shareholder would otherwise be subject to tax on any gain from the sale or disposition of his shares in the Company, as described below. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of current and accumulated earnings and profits, the distribution will be subject to withholding at a 30% rate. Further, pursuant to recently enacted legislation, the Company will be required to withhold 10% of any distribution in excess of current and accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that such distribution was in excess of current and accumulated earnings and profits of the Company and the amount withheld exceeded the Non-U.S. Shareholder's U.S.
tax liability, if any.

         For any year in which the Company qualifies as a REIT, distributions that are attributable to gain from sales or exchanges by the Company of United States real property interests will be taxed to a Non-U.S. Shareholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a Non-U.S. Shareholder as if such gain were "effectively connected" with a United States business. Non-U.S. Shareholders would thus be taxed at the normal capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the case of a foreign corporate shareholder not entitled to treaty exemption. The Company is required by Treasury Regulations to withhold 35% of any distribution to a Non-U.S. Shareholder that could be designated by the Company as a capital gains dividend. This amount is creditable against the Non-U.S. Shareholder's FIRPTA tax liability.

         Gain recognized by a Non-U.S. Shareholder upon a sale of shares generally will not be taxed under FIRPTA if the Company is a "domestically controlled REIT," defined generally as a REIT in which at all times during a specified testing period less than 50% in value of the REIT's stock was held directly or indirectly by foreign persons. The Company believes that it is and will continue to be a "domestically controlled REIT," and therefore the sale of its shares has not been and will not be subject to taxation under FIRPTA. The Company anticipates that sales of the Company's shares by Non-U.S. Shareholders will not be subject to U.S. taxation unless (i) the investment in the Company's shares is "effectively connected" with the Non-U.S. Shareholder's trade or business in the United States, in which case such Non-U.S. Shareholder would be taxed at the normal capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax), or (ii) in the case of a Non-U.S. Shareholder who is a "nonresident alien individual" under Section 7701(b) of the Code, such Non-U.S. Shareholder was present in the United States for a period or periods aggregating 183 days or more during the taxable year, and certain other conditions apply, in which case such person would be subject to a 30% tax on his capital gains.

Other Tax Consequences

         The Company and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above.

ITEM 2. PROPERTIES.

         INNS. The Company focuses on developing Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base and a shortage of quality hotel rooms. Generally, the Inns are rooms-only facilities designed to appeal to price and quality conscious business travelers, such as sales representatives, government officials and others who travel to these communities on business, as well as family and leisure travelers attending activities in the communities such as college and university sponsored events, fairs, festivals and other cultural events and family reunions. The standard Inn is initially built as a 40-unit, two-story, Colonial-style structure constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. As initially constructed, the standard Inn has 38 guest rooms, and two executive suites and features amenities such as remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double bed, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators.

         At December 31, 1996, the Company owned 43 operating Inns and had an additional 11 Inns under construction. The Company owns the land upon which 53 of these Inns are built or being built and has a 58-year ground lease on the land on which one Inn is currently under construction. At December 31, 1996, the Company also had one Inn expansion in progress and sites under contract for an additional 10 Inns to be developed. The locations of those Inns is set forth under Item 1. Business--Growth Plans for 1997. All 43 of the operating Inns are, and all future Inns developed by the Company are expected to be, leased to and operated by the Operator which is responsible for the day-to-day management, operation and marketing of the Inns. See Item 1. Business--The Lease.

         The following table sets forth certain information about the 43 operating Inns at December 31, 1996.

                                            YEAR           NUMBER          1996
                                           OPENED/          OF          ROOM NIGHTS
LOCATION                                  EXPANDED         ROOMS        AVAILABLE(1)
--------                                  --------         -----        ------------
ALABAMA:
  Albertville .................                 94           40           14,640
  Alexander City ..............              94/95           60           21,960
  Arab ........................                 95           40           14,640
  Decatur .....................                 96           40            7,240
  Eufaula .....................                 96           40           11,000
  Florence ....................              96/96           65           11,123
  Greenville ..................                 96           40              560
  Ozark .......................                 95           40           14,640
  Selma .......................              92/95           60           21,960

GEORGIA:
  Albany ......................              95/96           62           18,547
  Americus ....................           92/93/94           79           28,487
  Bainbridge ..................              94/95           60           21,960
  Brunswick ...................              95/96           60           19,789
  Calhoun .....................              88/94           59           21,594
  Carrollton ..................              94/95           60           21,960
  Commerce ....................                 96           40              101

                                         YEAR              NUMBER         1996
                                        OPENED/              OF        ROOM NIGHTS
LOCATION                               EXPANDED            ROOMS       AVAILABLE(1)
--------                               --------            -----       ------------
GEORGIA (CONTINUED)
  Conyers ...................              96                39            2,262
  Covington .................              90                40           14,135
  Douglas ...................              95                40           14,634
  Eastman ...................              89                41           14,524
  Fitzgerald ................              94                40           14,640
  Greensboro ................              90                41           14,809
  Hartwell ..................              92                40           14,640
  Jesup .....................           90/91                61           21,648
  LaGrange ..................              96                40            5,560
  Milledgeville .............              91               100           36,524
  Statesboro ................              89                39           14,243
  Thomaston .................           90/96                61           20,690
  Valdosta ..................           95/95                55           20,130
  Washington ................              90                41           14,916
  Waycross ..................           93/96                60           21,380
  Waynesboro ................              96                40           11,080
  Winder ....................              88                40           14,222

SOUTH CAROLINA:
  Anderson ..................           93/94                60           21,960
  Cheraw ....................              95                40           14,640
  Easley ....................              95                40           14,640
  Gaffney (2) ...............              95                40           14,640
  Georgetown ................              96                40              154
  Greenwood .................           95/96                64           16,368
  Lancaster .................              95                40           14,640
  Orangeburg ................              95                40           14,640
  Seneca ....................              96                40              306
  Simpsonville ..............              96                40            2,323

                                                          -----          -------
       Total ................                             2,107          634,549

(1) As to Inns opened or expanded during 1996, room nights available reflects all rooms available from the opening date of the Inn or its expansion but does not include periods during which rooms may have been unavailable due to repairs or renovations.

(2) A 20-room expansion of this Inn was under construction at December 31, 1996, and is expected to open in 1997.

         At December 31, 1996, 24 of the Company's 43 operating Inns were pledged to secure indebtedness under the Company's $29 million credit facility. In addition, 14 operating Inns were pledged to secure other mortgage indebtedness and 9 of the 11 Inns under construction at December 31, 1996, were pledged to secure construction loans.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any litigation which, in the judgment of the Company, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of its business, it is, from time to time, and is currently, a party to certain legal proceedings arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 1996 which required the solicitation of any proxies.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         As of January 31, 1997, the Company had approximately 319 holders of record of its Common Stock and, the Company estimates, approximately 4,168 beneficial holders of its Common Stock.

         The Company paid total cash dividends of $.69 per share of Common Stock for the period February 3, 1994, through December 31, 1994, and $.76 per share of Common Stock for the period February 3, 1994 to February 2, 1995. The following table summarizes each of the dividends declared and paid on the Common Stock by the Company for the fiscal years ended December 31, 1995 and 1996.

                                                         1995
                                    Per Share         Declaration             Record                 Payment
Operations Period Covered            Amount              Date                  Date                   Date
---------------------------          ------        ----------------      -----------------      -----------------
January 1-February 2, 1995            $.07         February 6, 1995      February 16, 1995      February 27, 1995
February 3-March 31, 1995              .12         April 26, 1995        May 8, 1995            May 15, 1995
April 1-June 30, 1995                  .21         July 25, 1995         August 4, 1995         August 21, 1995
July 1-September 30, 1995              .21         October 16, 1995      November 2, 1995       November 21, 1995
October 1-December 31, 1995            .21         January 25, 1996      February 6, 1996       February 21, 1996
                                      ----
     Total                            $.82


                                                        1996
                                    Per Share        Declaration            Record                 Payment
Operations Period Covered            Amount             Date                 Date                   Date
---------------------------          ------        ----------------      ----------------       -----------------
January 1-March 31, 1996              $.21         April 29, 1996        May 9, 1996            May 22, 1996
April 1-June 30, 1996                  .22         July 25, 1996         August 5, 1996         August 22, 1996
July 1-September 30, 1996              .22         October 24, 1996      November 6, 1996       November 22, 1996
October 1-December 31, 1996            .22         January 20, 1997      February 4, 1997       February 20, 1997
                                     -----
     Total                            $.87

         On February 6, 1995, the Company also declared a dividend of $7.60 per share of Preferred stock, par value $1.00 per share ("Preferred Stock"), which was paid on February 27, 1995, to holders of record of the Preferred Stock on February 16, 1995. The dividend on the Preferred Stock was for the period February 3, 1994, through February 2, 1995. On March 1, 1995, holders of the Preferred Stock converted 64,467 shares of Preferred Stock into 644,670 shares of Common Stock, resulting in no shares of Preferred Stock remaining outstanding. All further dividends declared and paid by the Company have been and will be declared and paid on a pro rata basis to all shareholders.

         The Company intends to continue making regular quarterly distributions to its shareholders. The Company's cash available for distribution is generally an amount equal to its net income from operations plus the amount of non-cash expenses recorded by the Company, such as amortization, depreciation and stock compensation expenses, less amounts the Company believes should be retained for working capital purposes, debt service or anticipated capital expenditures.

MARKET INFORMATION

         The Company's Common Stock commenced trading on The Nasdaq Stock Market National Market System on January 27, 1994. Prior thereto there was no public market for the Common Stock. The table below sets forth the range of high and low sales prices for the Common Stock from January 1, 1995, through December 31, 1996, for the periods indicated.

            PERIOD                           HIGH                  LOW
         --------------                    --------             ---------

             1995
        First Quarter                      $  8 1/8             $   7
        Second Quarter                        8 3/8                 7 1/8
        Third Quarter                         9 1/2                 7 7/8
        Fourth Quarter                        9 1/2                 8 1/2

             1996
        First Quarter                      $ 11 5/8             $   8 5/8
        Second Quarter                       11                     9 1/4
        Third Quarter                        10 3/8                 9 1/4
        Fourth Quarter                       13 1/2                 9 7/8

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected financial and operating information on a pro forma and historical basis for the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated historical financial data has been derived from the audited historical Consolidated Financial Statements. The pro forma data assumes the Company's 1994 initial public offering and all related transactions occurred on January 1, 1993, and the

Company qualified as a REIT, distributed all of its taxable income and, therefore, incurred no income tax expense during the period.

         Historical financial and operating information of the Company includes all Inns owned by the Company, including both those under development as well as operating Inns; however, due to the Company's development of new Inns and expansion of existing Inns, the information is not comparable between periods. See Item 2. Properties. Historical operating results, including net income, may not be comparable to future operating results.

                               JAMESON INNS, INC.
                         SELECTED FINANCIAL INFORMATION

                                                                       YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                     HISTORICAL                      PRO FORMA              HISTORICAL
                                         -----------------------------------    -------------------   ----------------------
                                           1992         1993         1994        1993       1994        1995         1996
                                         ---------    ---------    ---------    --------   --------   ---------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, ADR AND REVPAR)
FINANCIAL DATA:
Gross Revenues:(1)
   Lease revenue from Operator ........  $      --    $      --    $   3,973    $  2,886   $  3,973   $   6,342    $   9,376
   Total revenues .....................      5,698        6,880           --          --         --          --           --
Expenses:
   Depreciation .......................        965        1,159        1,427       1,213      1,471       1,825        2,670
   Inn real estate taxes and insurance         179          247          412         247        412         514          733
   Interest expense, net ..............      1,503        1,485          339          --        187       1,590        1,386
   Corporate administration expenses(2)         --           --          479         341        479         622          499
Income (loss) before limited partners'
   interest and extraordinary item ....       (372)         (51)       1,316       1,085      1,424       1,791        4,040
Income (loss) before extraordinary item       (312)        (143)       1,311       1,085      1,424       1,791        4,040
Extraordinary item ....................         --          146         (250)         --         --         (19)        (989)
Net income (loss) .....................       (312)           3        1,061       1,085      1,424       1,772        3,051
Earnings per common share(3) ..........         --           --         0.30        0.28       0.37        0.45         0.48
Dividends paid per common share(4) ....         --           --         0.50          --         --        0.80         0.86

OTHER DATA:
   Funds from Operations(5) ...........  $     653    $   1,016    $   2,738    $  2,298   $  2,895   $   3,616    $   6,758
   Occupancy  Rate ....................       61.8%        68.2%        70.1%       68.2%      70.1%       67.5%        66.9%
   ADR ................................  $   37.64    $   38.03    $   39.43    $  38.03   $  39.43   $   42.80    $   45.80
   REVPAR .............................  $   23.26    $   25.94    $   27.64    $  25.94   $  27.64   $   28.89    $   30.64
   Room  Revenues .....................  $   4,877    $   6,322    $   8,373    $  6,322   $  8,373   $  13,310    $  19,950
   Room nights available ..............    199,599      236,170      295,193     236,170    295,193     448,906      634,549
   Operating Inns (at period end) .....         13           15           20          15         20          32           43
   Rooms available (at period end) ....        627          707          966         707        966       1,537        2,107


                                                                                         DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                                          HISTORICAL
                                                                   -------------------------------------------------------
                                                                    1992        1993        1994        1995        1996
                                                                    ----        ----        ----        ----        ----
BALANCE SHEET DATA:
   Investment in real estate (before accumulated depreciation) ..  $21,330     $25,247     $38,525     $57,370     $80,816
   Net investment in real estate ................................   18,830      21,909      33,760      50,780      71,611
   Total assets .................................................   20,453      23,073      35,074      52,806      73,985
   Total mortgage debt ..........................................   16,297      19,117      11,530      30,214      22,317
   Shareholders' equity .........................................    2,032       1,279      23,282      21,754      50,763

(1) Revenues for each historical period prior to 1994 include room revenues of the Inns and other revenue of the Company. Revenues in 1994, 1995 and 1996 and the 1993 and 1994 pro forma periods consist solely of lease payments from the Operator calculated using the provisions in the Lease applied to the historical room revenues of the Inns.

(2) Corporate administration expenses for the Company consist of amounts allocated from Kitchin Investments, Inc. for salaries for the management and overhead of the Company, office, audit, legal and printing expenses, etc.

(3) Pro forma earnings per share assume 3,883,346 shares of Common Stock outstanding after the Company's initial public offering in February 1994 and the stock options granted at exercise prices below the offering price were exercised and shares issued pursuant to such exercise were outstanding for the entire period, using the treasury stock method. See Notes 2 and 5 to the consolidated financial statements. Historical earnings per share for periods prior to 1994 are not presented as they are not meaningful due to the November 15, 1993 reincorporation, similar to a recapitalization, and the Company's initial public offering described in Note 1 to the consolidated financial statements.

(4) Represents amounts paid during the year and does not equate to dividends declared for the year due to the lag between the end of the period and payment of dividends.

(5) Funds from Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals and the extraordinary item for debt restructuring. The Company notes that industry analysts use Funds from Operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items. Other non-cash expenses such as stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's historical and pro forma consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Such financial statements and information reflect the historical operations of the Company through December 31, 1996.

     The Company has grown from a hotel chain with four Inns, or 162 rooms, at January 1, 1990, to 43 Inns, or 2,107 rooms, in operation at December 31, 1996. From its inception in 1988 until December 31, 1993, the Company was engaged in the business of developing, owning and managing Inns. As part of its development activities, the Company engaged in development and construction of new Inns. On December 31, 1993, the Company reorganized by divesting itself of the subsidiary corporations through which it conducted its construction activities, securities brokerage activities and aviation operations. In addition, the Company transferred its outdoor advertising business to the predecessor to Jameson Outdoor Advertising Company, L.L.C., which is wholly owned by the Company's chairman and largest stockholder and his wife. The Company no longer manages or operates the Inns upon their completion, but limits its activities to developing and owning the Inns. The Operator leases the Inns from the Company and operates them.

     The 1993 and 1994 pro forma financial information has eliminated those businesses which the Company has not been engaged in since it divested itself of these businesses on December 31,

1993 so as to be comparable to the 1995 and 1996 historical financial information. Although in 1994, 1995 and 1996, room revenues were earned by the Operator, not the Company, they are the basis upon which the percentage rent paid to the Company by the Operator under the Lease is determined and, accordingly, such revenues are discussed below. The term "Same Inn Room Revenues" refers to revenues earned with respect to Inns which were operating during both comparison periods and include revenues attributable to rooms added to existing Inns by virtue of expansion of such Inns.

     Effective January 1, 1994, the Company's primary source of revenue became Lease payments by the Operator under the Lease, and prior thereto under the predecessor leases with the partnerships which previously owned certain of the Inns. The expenses of the Company consist of property taxes, insurance, corporate overhead, compensation expense (or income) related to certain stock options, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of base rent and percentage rent. For the year ended December 31, 1996, base rent and percentage rent in the aggregate amount of $9.4 million was earned by the Company. The principal determinant of percentage rent under the Lease is room revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the 43 operating Inns, particularly with respect to occupancy, ADR and REVPAR, is appropriate for understanding the Lease revenue (see --Funds from Operations; Cash Available for Distribution, below, for the calculation of ADR and REVPAR).

RESULTS OF OPERATIONS

         Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995. Lease revenue for the Company for 1996 increased 49% to $9.4 million as compared to $6.3 million for 1995. The increase was due to the increase in the Operator's room revenues, partially offset by the effect of a change in the percentage rent formula under the Lease amendment effective July 1, 1995.

         The number of room nights available increased from 448,906 in 1995 to 634,549 in 1996, or 41%, due to the opening from January 1996 through December 1996 of 11 new 40-room Inns and six 20- to 26-room expansions of existing Inns. The occupancy rate decreased from 67.5% for 1995 to 66.9% for 1996. However, ADR increased 7% from $42.80 in 1995 to $45.80 in 1996. As a result of these three factors, room revenues rose 50%, from $13.3 million for 1995 to $20 million in 1996. Same Inn Room Revenues for 1996 versus 1995 grew to $13.8 million from $12.1 million, or 14%. The growth is due to an increase in ADR from $42.73 to $45.76 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 400,187 to 445,451, partially offset by a decrease in the occupancy rate from 68.8% to 66.1% for these Inns for 1996 compared to 1995. The decrease in overall occupancy of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace, and (ii) the opening of new Inns which typically require several months of operations before realizing higher occupancy rates. During 1996, the Lease revenue was affected by the limitation equal to 47% of room revenues for the year.

         General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for 1996 was $499,000, as compared to $622,000 for 1995, due to relatively less time spent on the REIT as compared to the Operator, Contractor and other related entities. See Item 1. Business--Employees, and --Policies and Objectives with Respect to Certain Activities--Conflicts of Interest; and Item 13. Certain Relationships and Related Transactions--Cost Reimbursement Agreement.

         Property taxes and insurance expenses totaled $733,000 in 1996, compared with $514,000 for 1995. The increase is attributable to the increase in the number of Inns and, to a lesser extent, the expansion of existing Inns.

         Interest expense decreased from $1.6 million in 1995 to $1.4 million in 1996 due to the repayment of approximately $30.8 million in debt in April 1996 with proceeds from the sale of 3.3 million shares of Common Stock. As a result of the early extinguishment of debt in 1996, the Company had a loss of $989,376, comprised of the write-offs of deferred finance costs, which are reflected as extraordinary items.

         Depreciation expense increased from $1.8 million in 1995 to $2.7 million in 1996, due to an increase in the number of operating Inns and, to a lesser extent, the expansion of existing Inns.

         Comparison of the Year Ended December 31, 1995 to the Year Ended December 31, 1994. Lease revenue for the Company for 1995 increased 60% to $6.3 million as compared to $4.0 million for 1994. The increase was due to the increase in the Operator's room revenues, partially offset by the effect of a change in the percentage rent formula under the Lease amendment effective July 1, 1995.

         The number of room nights available increased from 295,193 in 1994 to 448,906 in 1995, or 52%, due to the opening from February 1994 through December 1995 of 17 new 40-room Inns, seven 20-room expansions of existing Inns and one 16-room expansion of an existing Inn. The occupancy rate decreased from 70.1% to 67.5% for 1994 and 1995, respectively. In addition, ADR increased 9% from $39.43 in 1994 to $42.80 in 1995. As a result of these three factors, room revenues rose 58%, from $8.4 million for 1994 to $13.3 million in 1995. Same Inn Room Revenues for 1995 versus 1994 grew to $8.4 million from $7.4 million, or 14%. The growth is due to an increase in ADR from $39.22 to $42.55 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 258,752 to 281,583, partially offset by a decrease in the occupancy rate from 71.1% to 68.4% for these Inns for 1995 compared to 1994. The decrease in the overall occupancy of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace, and (ii) the opening of new Inns which typically require several months of operations before realizing higher occupancy rates.

         General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for 1995 was $622,000, as compared to $479,000 for 1994, due to the increase in cost of third party services incurred as a result of being a public company, the increase in the number of the Company's employees and the Company's relocation to a larger office space.

         Property taxes and insurance expenses totaled $514,000 in 1995, compared with $412,000 for 1994. The increase is attributable to the increase in the number of Inns and, to a lesser extent, the expansion of existing Inns.

         Interest expense increased from $339,000 in 1994 to $1.6 million in 1995 due to the greater amount of principal indebtedness outstanding combined with higher average interest rates in 1995. In addition, the Company repaid approximately $18 million in debt in February 1994 with proceeds from its initial public offering of Common Stock. As a result of the early extinguishment of debt in 1995 and 1994, the Company had a loss of $19,000 and $250,000, respectively, largely comprised of the write-offs of deferred finance costs, which are reflected as extraordinary items.

         Depreciation expense increased from $1.4 million in 1994 to $1.8 million in 1995, due to an increase in the number of operating Inns and, to a lesser extent, the expansion of existing Inns.

FUNDS FROM OPERATIONS; CASH AVAILABLE FOR DISTRIBUTION

         The following table illustrates the Company's calculation of Funds from Operations and Cash Available for Distribution on an historical basis for the years ended December 31, 1994, 1995 and 1996 and on a pro forma basis for the year ended December 31, 1994. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") published a new interpretation of Funds from Operations which the Company retroactively adopted at that time.

                                                       YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------
                                          HISTORICAL  PRO FORMA(1)        HISTORICAL
                                          ----------  ------------   --------------------
                                             1994         1994         1995         1996
                                           -------      -------      -------      -------
                                                          ($ IN THOUSANDS)
Net Income ...........................     $ 1,061      $ 1,424      $ 1,772      $ 3,051
Add:
    Depreciation expense .............       1,427        1,471        1,825        2,670
    Loss on disposals ................          --           --           --           48
    Extraordinary item ...............         250           --           19          989
                                           -------      -------      -------      -------

Funds from Operations, per March 1995
   NAREIT interpretation .............       2,738        2,895        3,616        6,758
Add:
   Stock compensation expense ........          57           57           77           --
   Loan fee amortization expense .....          34           --           87           93
Less:
   Reserve for furniture, fixtures and
      equipment(2) ...................          --           --         (288)        (778)
   Required loan principal repayments          (72)         (37)        (218)        (319)
                                           -------      -------      -------      -------
Cash Available for Distribution ......     $ 2,757      $ 2,915      $ 3,274      $ 5,754
                                           =======      =======      =======      =======

-----------

(1) Pro forma results assume (i) the Company's initial public offering and all related transactions had occurred on January 1, 1993, and (ii) the Company qualified as a REIT, distributed all of its taxable income and, therefore, incurred no income tax expense during the pro forma period.

(2) Prior to July 1, 1995 the Operator was responsible for the replacement and refurbishment of furniture, fixtures and equipment. After that date and in conjunction with the Lease amendment, the Company assumed this responsibility.

         Funds from Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals and the extraordinary item for debt restructuring. The Company notes that industry analysts use Funds from Operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items. Other non-cash expenses such as stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity.

         Cash Available for Distribution is calculated as Funds from Operations plus non-cash stock option expense and loan fee amortization, less amounts estimated for future replacement and refurbishment of furniture, fixtures and equipment and required loan principal repayments. On July 1, 1995, the Company adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was the Operator's. For the period July 1, 1995 through December 31, 1996, 4% of room revenues equalled $1,066,000 and the Company expended $803,000 on such items in that same period. In addition, the Company expects to retain some portion of the Cash Available for Distribution for working capital and capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At December 31, 1996, the Company had approximately $22.3 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

         The Company has a $29 million line of credit (the "Line") convertible in June 1998 to a term note. At December 31, 1996, the Company had drawn down $7.1 million under the Line with $21.9 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 8.75%, which are adjustable annually to equal a major lender's prime rate as published in the Wall Street Journal plus .25 or .5 percentage points. The minimum annual interest rate payable under the Line is 7% and the maximum is 13%. The annual interest rates at December 31, 1996 ranged from 8.5% to 8.75%. Loans made under the Line are secured by mortgages on 24 of the Inns. Payments of interest are due monthly, and monthly payments of principal commence in June 1998. Principal on loans under the Line is amortized using a 15-year period and is payable in full in May 2006.

         Construction and long-term mortgage financing are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the Company, generally a construction loan for approximately $1.1 million has been obtained. Each construction loan converts to a long-term mortgage financing upon completion of the Inn without any further action by the Company. Each of the mortgage and construction loans outstanding at December 31, 1996, is amortized over 15 years and is payable in full 7 years from its inception. The interest rate on each of such loans is adjusted annually, after an 18-month interest-only period, to the prime rate then prevailing plus .25% to 1.5% with a floor of 7% and a cap of 12%, with no annual change greater than 1%.

         The Company believes it can continue to finance new Inns with these construction and long-term mortgage loans. As of December 31, 1996, the Company had five Inns which were debt free and could be used as collateral should the Company need additional borrowing capacity. Generally, Inn expansions are also financed through construction loans. Management believes the Company can adequately meet its financing needs for the next year through the traditional debt financing methods available to the Company. Since the Company presently intends to rely primarily on borrowings for construction and permanent financing of new Inns and the expansion of existing Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter the Company from constructing new Inns or expanding existing Inns. The availability of such financing depends on a number of factors over which the Company has no control, including general economic conditions, the economic and competitive environments of the communities in which the Inns are located and the level and stability of long-term interest rates. The Company also is considering possible additional long-term debt or equity financing that would be available to fund its ongoing development activities.

         In January 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. The Company intends to use the net proceeds, if any, from any sale of securities under such registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

         The Company expects to continue to develop additional Inns as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. As of December 31, 1996, the Company had also borrowed approximately $2.1 million to finance the construction of new Inns at Auburn and Oxford, Alabama; Oakwood, Georgia; Forest City, Laurinburg and Wilson, North Carolina; Union, South Carolina; Decherd and Tullahoma, Tennessee. In addition, the Company is negotiating construction loans for the construction of new Inns at Tuscaloosa, Alabama and Sanford, North Carolina. Total construction costs of these 11 Inns, excluding land and closing costs, is expected to be $13.5 million when complete. The Company is also currently expanding the Inn in Gaffney, South Carolina. The expansion is being financed under the Line. The Company may in the future expand additional

Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

         As with most real estate investments, the Company's investments in the Inns are relatively illiquid and such illiquidity is further increased by the Inns' location in small communities. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

         In connection with its initial public offering in 1994, the Company sold to Commonwealth Associates, for an aggregate of $260, warrants to purchase up to 260,000 shares of Common Stock at an exercise price of $14.85 per share exercisable at any time until January 27, 1999.

         The Company has three stock incentive plans in place. As of December 31, 1996, 853,949 shares were reserved for future grants and 492,644 options were outstanding (including 292,077 which were exercisable).

INFLATION

         Operators of hotels in general possess the ability to adjust room rates quickly. Although the Operator raised its room rates by approximately 5% in July 1994 and April 1995, competitive pressures have limited, and may in the future limit, the Operator's ability to raise rates in the face of inflation.

SEASONALITY

         The Inns' historical operations have been seasonal in nature, reflecting higher occupancy rates in the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's Lease revenue that it receives from the Operator.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are indexed in Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's Board of Directors currently consists of four directors serving staggered terms. Except for those Class I and Class II directors whose initial terms were set at the lengths required to establish a classified Board of Directors, each newly elected director holds office for a period of three years and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors. The directors and executive officers of the Company and their ages at January 31, 1997, are as follows:

                Name                       Age                              Position
                ----                       ---                              --------
         Thomas W. Kitchin                 55                 President, Chief Executive Officer,
                                                              Director, Chairman of the Board of Directors

         William D. Walker                 43                 Vice President

         Craig R. Kitchin                  29                 Chief Financial Officer, Treasurer

         Steven A. Curlee                  45                 General Counsel, Secretary

         Robert D. Hisrich                 52                 Director

         Thomas J. Kearns                  58                 Director

         Michael E. Lawrence               52                 Director

         Set forth below is certain information concerning the Company's directors and executive officers.

         Thomas W. Kitchin is a Class III director whose term expires in 1999. He is the founder and has been an officer and director of the Company since its incorporation in 1988. Prior to founding the Company, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Association of Publicly Traded Companies, an association that represents public companies that trade on The Nasdaq Stock Market, New York Stock Exchange and American Stock Exchange; chairman of the Georgia Hospitality and Travel Association; director of the American Hotel & Motel Association; director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of the Georgia Southern University Restaurant, Hotel and Institutional Administration Academic Advisory Board; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of a private school, several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, Chief Financial Officer and Treasurer of the Company.

         William D. Walker is a Vice President of the Company. He has been an officer of the Company since its inception in 1988 and served as a director from 1988 through October 29, 1993. Prior to joining the Company, he worked in various financial management positions for twelve years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

         Craig R. Kitchin became Chief Financial Officer of the Company in February 1994. He joined the Company as its Controller and Treasurer on June 15, 1992, upon receiving his M.B.A degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990, where his primary responsibilities included budgeting and forecasting overhead expenses. Mr. Kitchin graduated from Santa Clara University with a degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the President of the Company.

         Steven A. Curlee became General Counsel and Secretary of the Company on January 1, 1993. From April 1985 to July 1992, he was general counsel for Geodyne Resources, Inc. of Tulsa, Oklahoma, a public oil and gas company. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. He continues to serve in the Navy Reserves, having attained the rank of Commander. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Master of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

         Robert D. Hisrich, Ph. D., who became a director in October 1993, is a Class I director whose term expires in 1997. Dr. Hisrich has held the A. Malachi Mixon III Chair in Entrepreneurial Studies and has been a professor at the Weatherford School of Management, Case Western Reserve University, Cleveland, Ohio, since September 1993. From 1985 until his appointment at Case Western Reserve University, Dr. Hisrich held the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was a Professor of marketing at The University of Tulsa, Tulsa, Oklahoma, and was a Director of the Enterprise Development Center at The University of Tulsa. In the spring of 1992, Dr. Hisrich was a Visiting Professor of Entrepreneurship Studies at the University of Limerick, Limerick, Ireland, and from 1990 through 1991, he was a Fulbright Professor and holder of the Alexander Hamilton Chair in Entrepreneurship at the Foundation for Small Enterprise Economic Development, Budapest, Hungary. In the spring of 1989, Dr. Hisrich was a Fulbright Professor at the International Management Center, Budapest, Hungary. In addition, since 1974 Dr. Hisrich has been Director of H & B Associates, a marketing and management consulting firm. He has also held a number of other academic positions and is widely published in the areas of marketing, management and entrepreneurship. Dr. Hisrich has a B.A. degree in English and science from DePauw University, an M.B.A. degree in marketing from the University of Cincinnati and a Ph.D. degree in business administration from the University of Cincinnati.

         Thomas J. Kearns, who became a director in July 1994, is a Class I director whose term expires in 1997. Since April 1995, he has been Director of Financial Services, Investment Banking, Josephthal, Lyon & Ross, Inc. He is also president of Thomas J. Kearns Inc., a financial consulting firm, and has been in the securities business for 30 years. Until 1990, Mr. Kearns was a first vice president of Merrill Lynch Capital Markets, where he was employed for

16 years. Since 1990 he has been a director of CWM Mortgage Holdings, Inc. (formerly Countrywide Mortgage Investments, Inc)., a publicly-held real estate mortgage investment company. From April 1994 to January 1995 he was a managing director of Commonwealth Associates, an investment banking firm. Mr. Kearns was nominated and serves on the Board of Directors as the designee of Commonwealth Associates pursuant to an agreement between Commonwealth Associates and the Company.

         Michael E. Lawrence, who became a director in April 1994, is a Class II director whose term expires in 1998. Since March 1994, he has been a director of Sea Pines Associates, Inc., a publicly held corporation with approximately $35 million in annual revenues which owns and operates real estate and recreational properties on Hilton Head Island, South Carolina. Mr. Lawrence is president and chief executive officer of Sea Pines Company and Sea Pines Real Estate Company. Prior to joining Sea Pines Associates, Inc., Mr. Lawrence was a management consultant with Ernst & Young from 1969 through 1989 and was a partner in that firm from 1982 through 1989. Mr. Lawrence is a certified public accountant with a B.S. from Washington and Lee University and an M.B.A. degree from Emory University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's equity securities to report their initial ownership of such securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market, and to furnish the Company with a copy of each such report. SEC regulations impose specific due dates for such reports, and the Company is required to disclose in this report any failure to file by these dates during and for fiscal 1996.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and for fiscal 1996, its officers, directors and shareholders who hold more than ten percent of the Company's equity securities complied with all applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         Each director other than Mr. Kitchin receives from the Company an annual fee of $10,000 and reimbursement of expenses incurred in attending Board or Committee meetings. Payment of the annual fee is not contingent upon attendance at Board or Committee meetings.

         Under the Jameson Inns, Inc. Director Stock Option Plan, each director of the Company who is not otherwise an employee of the Company or any of its subsidiaries or affiliates (an "independent director") is granted an option ("New Director Option") to purchase 25,000 shares of Common Stock upon his initial election as a director of the Company. Such options are fully vested when granted and have an exercise price equal to the fair market value of a share of the

Common Stock on the date the New Director Option is granted. New Director Options are first exercisable as to all or any part of the shares of Common Stock covered thereby six months after the date of grant and until three months after a director's resignation, one year after a director becomes disabled and 15 months after a director's death.

EXECUTIVE  COMPENSATION

         The following table sets forth certain information with respect to the compensation of Thomas W. Kitchin, the Company's Chief Executive Officer, for services in all capacities to the Company during the fiscal years ended December 31, 1994, 1995 and 1996. No other executive officer of the Company had an annual salary and bonus in excess of $100,000 during such year. No information is given as to any person for any fiscal year during which such person was not an executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                              Annual Compensation                            Awards
                                             ----------------------           ------------------------------------
                                                                              Securities Underlying
                                                                                      Options/
          Name and                                         Salary                       SARs            Restricted
        Principal Position                   Year            ($)                        (#)               Stock
-------------------------------------        ----         ---------                 -----------       ------------

Thomas W. Kitchin, Chairman,                 1994         $100,000(1)                 200,000(2)           --
President and Chief Executive Officer
                                             1995           43,363(1)                  25,000(3)           --

                                             1996           62,598(1)                      --          37,500(4)

---------------

(1) Represents allocation from Kitchin Investments, Inc. based on records of actual time spent related to the Company.

(2) Consists of 150,000 free standing stock appreciation rights granted under Mr. Kitchin's employment agreement (see --Employment Agreement, below) and options to purchase 50,000 shares of Common Stock under the Jameson 1993 Stock Incentive Plan. These stock appreciation rights were cancelled effective March 31, 1996.

(3) Consists of options to purchase 25,000 shares of Common Stock at $7.25 per share granted under the Jameson 1993 Stock Incentive Plan.

(4) Consists of shares of restricted Common Stock granted under the Jameson 1996 Stock Incentive Plan. Such shares vest 10 years after the date of grant, assuming continuous employment with the Company through the date of vesting.

OPTION AND SAR EXERCISES IN LAST FISCAL YEAR;
AGGREGATE FISCAL YEAR-END VALUES OF OPTIONS AND SARS

         The named executive officer did not exercise any options during fiscal 1996. The following table sets forth the values as of December 31, 1996, of all options and restricted stock held by the named executive officer during fiscal 1996.

                                       Number of Unexercised
                                     Options/Restricted Stock             Value of Unexercised In-the-Money
            Name                        at Fiscal Year-End           Options/Restricted Stock at Fiscal Year-End
            ----                        ------------------           -------------------------------------------
                                  Exercisable       Unexercisable            Exercisable     Unexercisable
                                  -----------       -------------            -----------     -------------
       Thomas W. Kitchin             50,000            62,500                 $300,000         $646,875



EMPLOYMENT AGREEMENT

         In connection with the initial public offering, the Company entered into an employment agreement with Thomas W. Kitchin as Chief Executive Officer and President of the Company. Under the agreement, the Board of Directors sets the maximum amount of annual salary for which the Company reimburses Kitchin Investments, Inc., under the Cost Reimbursement Agreement between the Company and Kitchin Investments, Inc. based on the amount of time Mr. Kitchin devotes to the Company's business. See Item 1. Business--Employees, and --Policies and Objectives with Respect to Certain Activities--Conflicts of Interest; and Item
13. Certain Relationships and Related Transactions--Cost Reimbursement Agreement. In addition, the agreement granted Mr. Kitchin stock appreciation rights ("SARs") based on 150,000 shares of Common Stock which entitled Mr. Kitchin to receive the difference between the market value of such shares as of the exercise date and $9.00 per share, the initial public offering price of the Common Stock. These SARs were rescinded by agreement of Mr. Kitchin and the Company effective March 31, 1996.

         The employment agreement can be terminated by Mr. Kitchin upon giving 60 days' notice. The Company may terminate the agreement at any time. If the Company terminates Mr. Kitchin's employment without cause, however, and elects to continue the non-compete provisions of the agreement (see below), the Company must pay Mr. Kitchin an amount equal to 300% of his annual compensation by the Company in equal monthly installments over the 24-month term of the non-compete provisions.

         The agreement includes a non-compete provision whereby Mr. Kitchin is prohibited from owning, operating or managing, directly or indirectly, any hotel property during the term of his employment, or, for two years following such employment, any hotel property within a 20-mile radius of any hotel property owned by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and the named executive officer of the Company, by all directors and officers of the Company as a group and by each person who is known to the Company at January 31, 1997 to be the beneficial owner of 5% or more of the outstanding Common Stock. Except as otherwise noted, each person identified in the table has sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                                                 Shares of
                                                                               Common Stock
                                                                               Beneficially        Percentage
Name of Owner or Identity of Group                                               Owned(1)           of Class
Thomas W. Kitchin.........................................................        697,170(2)           9.4%
     8 Perimeter Center East, Suite 8050
     Atlanta, Georgia 30346

Robert D. Hisrich.........................................................         25,900(3)            *

Thomas J. Kearns..........................................................         30,000(3)            *

Michael E. Lawrence.......................................................         25,000(3)            *

All directors and executive officers as a group (8 persons)...............        865,296(4)          11.4%

------------------

    *   Less than one percent (1%)

    (1) The total number includes shares issued and outstanding as of January 31, 1997, plus shares which the owner shown above has the right to acquire within 60 days after January 31, 1997. For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after January 31,1997, pursuant to the exercise of outstanding stock options.

    (2) Includes 46,938 shares owned by Kitchin Children's Trust, the beneficiaries of which are members of the family of Mr. Kitchin and of which Mr. Kitchin serves as trustee, 50,000 shares issuable upon the exercise of currently vested stock options and 140,000 shares owned jointly with Mr. Kitchin's spouse.

    (3) Includes 25,000 shares issuable upon the exercise of currently vested stock options.

    (4) Includes 192,752 shares issuable upon the exercise of currently vested stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TURNKEY CONSTRUCTION CONTRACTS

         New Inns under construction are, and it is anticipated that any additional Inns developed by the Company will be, constructed by the Contractor on a turnkey basis pursuant to construction agreements between the Company and the Contractor. The Contractor is a company beneficially owned entirely by Thomas W. Kitchin. See Item 1. Business--Growth Plans for 1997--The Contractor. The Contractor also performs all of the construction work for expansions and renovations of existing Inns and, in addition, constructed fitness centers for Inns constructed prior to their becoming a standard feature of new Inns. The Company paid the Contractor an aggregate of $18.9 million for turnkey construction of new Inns, expansions and renovations during the year ended December 31, 1996. Under the construction agreements, if the contract price for a new Inn or group of Inns or an Inn expansion exceeds the Contractor's costs plus 10%, the Contractor is required to refund the excess amount to the Company. The contract price as well as the other terms of each construction agreement submitted by the Contractor are subject to approval by the members of the Board of Directors of the Company who are not also officers or employees of the Company and who are not affiliated in any way with the Operator or the Contractor.

THE LEASE

         The Company is the lessor under the Lease with the Operator covering all of the existing Inns. All new Inns developed by the Company during the term of the Lease will become subject to the Lease upon completion of construction. See Item 1. Business--The Lease.

         Total rent earned by the Company for the year ended December 31, 1996 was $9.4 million.

         The Lease requires the Operator to pay base rent, percentage rent as applicable, workers' compensation insurance premiums, and all costs and expenses incurred in the operation of the Inns. The Company is responsible for paying real and personal property taxes, casualty, liability and other types of insurance, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

         The Operator was formed to conduct the operation of the Inns and entered into the Lease with the Company for that purpose. The Operator is owned 9.9% by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company, and 90.1% by a grantor trust of which Steven A. Curlee, General Counsel and Secretary of the Company, is the trustee and beneficiary. The Operator has only nominal assets, a history of operating losses and a limited net worth.

         The Lease was amended effective January 1, 1997, to extend the Lease term. The members of the Board of Directors of the Company who are not also officers or employees of the Company and who are not affiliated in any way with the Operator or the Contractor approved such amendment and determined that the Lease, as amended, is fair to the Company.

COST REIMBURSEMENT AGREEMENT

         The officers and employees of the Company are also employees of Kitchin Investments, Inc., a corporation wholly owned by Thomas W. Kitchin. Rather than duplicate payroll functions, the officers and employees of the Company receive their salaries, hourly wages and fringe benefits entirely from Kitchin Investments, Inc., which also pays the Company's office overhead and other general and administrative costs. Effective January 1, 1994, the Company entered into the Cost

Reimbursement Agreement with Kitchin Investments, Inc. providing that the Company will reimburse Kitchin Investments, Inc. on an actual cost basis for the employee compensation and overhead costs attributable to the Company. Under the Cost Reimbursement Agreement, the Company determines for each officer and employee the amount the Company would pay, in salary and benefits (including non-cash stock-based compensation awards), if such person devoted 100% of his or her time to Company business. Kitchin Investments, Inc. then determines, subject to review by the Company, the actual percentage of the person's time devoted to the Company's business and applies that percentage to the Company-established compensation amount. The resulting amount is the amount the Company reimburses Kitchin Investments, Inc. with respect to the officer's or employee's compensation. Office overhead and other general and administrative costs are also allocated to and borne by the Company based primarily on the amount of time spent by these officers and employees on Company business. In 1996, such allocation of salary, office overhead and other general and administrative costs totalled approximately $194,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.      Financial Statements of Jameson Inns, Inc.




                                                                                                                  Page(s)
         Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
         Consolidated Balance Sheets as of December 31, 1994 and 1995 . . . . . . . . . . . . . . . . . . . . . .   F-2
         Consolidated Statements of Operations for the years ended December 31, 1993, 1994 and 1995 . . . . . . .   F-3
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995 . .   F-4
         Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995   . . . . . .   F-5
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

         2.      Financial Statement Schedules
                 -----------------------------

         Schedule III - Real Estate and Accumulated Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .  F-20
         Notes to Schedule III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-22

         All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         3.      Other Information
                 -----------------

         Unaudited Pro Forma Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-23
         Unaudited Pro Forma Statement of Operations for the year ended December 31, 1994 . . . . . . . . . . . .  F-24

         4.      Financial Statements of Jameson Operating Company
                 -------------------------------------------------

         Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-26
         Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-27
         Statements of Operations for the years ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .  F-28
         Statements of Stockholders' Deficit for the years ended December 31, 1996, 1995 and 1994 . . . . . . . .  F-29
         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .  F-30
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-31

         5.      Exhibits

EXHIBIT
NUMBER


   3.1    -  Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File No. 33-71160

   3.2    -  Articles of Amendment to the Articles of Incorporation of the
               Registrant incorporated by reference to Exhibit 3.1.2 to the Registration Statement filed on Form S-11, File No. 33-71160

   3.3    -  Articles of Amendment to the Articles of Incorporation of the
               Registrant Setting forth the Designation of Preferences, Rights, Privileges and Restrictions of Preferred Stock of the Registrant incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

   3.4    -  Article of Amendment to the Articles of Incorporation of the
               Registrant incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2 (Amendment No. 2 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

   3.5    -  Articles of Amendment to the Articles of Incorporation of the
               Registrant Amending the Designation of Preferences, Rights, Privileges and Restrictions of Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   3.6    -  Bylaws of the Registrant incorporated by reference to Exhibit
               3.2.1 to the Registration Statement on Form S-11, File
               No. 33-71160

   3.7    -  Amendment to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2.2 to the Registration Statement on Form S-11, File No. 33-71160

   3.8    -  Amendment No. 2 to Registrant's Bylaws incorporated by reference to Exhibit 3.8 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

   4.1    -  Specimen Certificate of Common Stock incorporated by reference to
               Exhibit 4.1 to the Registration Statement on Form S-11, File No. 33-71160

   4.2    -  Warrant issued to Commonwealth Associates incorporated by reference to Exhibit 4.2.1 to the Registration Statement on Form S-11, File No. 33-71160

  10.1    -  Master Lease Agreement incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

  10.2    -  Amendment No. 1 to Master Lease Agreement between Jameson Inns,
               Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.3    -  Amendment No. 2 to Master Lease Agreement between Jameson Inns,
               Inc. and Jameson Operating Company

  10.4    -  Amendment No. 3 to Master Lease Agreement between Jameson Inns,
               Inc. and Jameson Operating Company

  10.5    -  Addenda A-1 through A-17 to Master Lease Agreement between Jameson
               Inns, Inc. and Jameson Operating Company incorporated by reference to Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended
               December 31, 1995

  10.6    -  Schedule of Lease Supplement entered into during 1996 and substantially  similar to Exhibit 10.5

  10.7    -  Cost Reimbursement Agreement between Jameson Inns, Inc. and
               Kitchin Investments, Inc. incorporated by reference to Exhibit
               10.2 to the Registration Statement on Form S-11, File No.
               33-71160

  10.8    -  Construction Contract between Jameson Inns, Inc. and Jameson
               Construction Company for construction of Inns in Alexander City, Decatur, Eufala and Florence, Alabama; Albany, Bainbridge, Brunswick, LaGrange, Thomaston, Waycross and Waynesboro, Georgia; and Union, South Carolina, incorporated by reference to
               Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.9    -  Schedule of documents substantially similar to Exhibit 10.8

  10.10   -  Jameson 1993 Stock Incentive Plan incorporated by reference to
               Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

  10.11   -  Form of Stock Option Agreement under Jameson Inns, Inc. Stock
               Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

  10.12   -  Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.13   -  1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.14   -  Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.15   -  Jameson Inns, Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.16   -  Employment Agreement between Jameson Inns, Inc. and Thomas W.
               Kitchin incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11, File No. 33-71160

  10.17   -  Amendment No. 1 to Employment Agreement between Jameson Inns, Inc.
               and Thomas W. Kitchin incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.18   -  Amendment No. 2 to Employment Agreement between Jameson Inns, Inc.
               and Thomas W. Kitchin incorporated by reference to Exhibit 10.16 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.19   -  Indemnification and Hold Harmless Agreement between Jameson Inns,
               Inc. and Jameson Operating Company incorporated by reference to
               Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

  10.20   -  Indemnification and Hold Harmless Agreement between Jameson Inns,
               Inc. and Kitchin Investments, Inc. incorporated by reference to
               Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.21   -  Form of Indemnification agreement between Jameson Inns, Inc. and
               Directors
             and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

  10.22   -  Dividend Subordination Agreement between the Company and Thomas W.
               Kitchin and Kitchin Children's Trust incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, File No. 33-71160

  10.23   -  Construction Loan Agreement, Indenture, Security Agreement and
               Promissory Note dated July 15, 1993 for $1,000,000 loan from Empire Financial Services, Inc. to Jameson Inns, Inc. (formerly Jameson Company) for construction of Jameson Inn in Carrollton, Georgia incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

  10.24   -  Schedule of documents substantially similar to Exhibit 10.23

  10.25   -  Loan Indenture, Security Agreement, Assignment of Fees and Income,
               Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10- K for the year ended December 31, 1993

  10.26   -  Deed to Secure Debt, Security Agreement, Assignment of Operating
               Lease, Assignment of Fees and Income, Promissory Note for $1.6 million loan from Empire Financial Services, Inc. to Jameson Inns, Inc. secured by Inn at Jesup, Georgia incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.27   -  Schedule of documents substantially similar to Exhibit 10.26 incorporated by reference to Exhibit 10.25 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.28   -  Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.29   -  Loan Modification Agreement, Construction Agreement and Note dated
               April 13, 1995, increasing by $500,000 the loan from Empire Financial Services, Inc. to Jameson Inns, Inc. for construction of expansion of Inn at Carrollton, Georgia, incorporated by reference to Exhibit 10.27 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.30   -  Schedule of documents substantially similar to Exhibit 10.29 incorporated by reference to Exhibit 10.28 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.31   -  Promissory Note of Jameson Inns, Inc. payable to Bank Midwest,
               N.A. dated January 26, 1996, for $3.4 million, incorporated by reference to Exhibit 10.29 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.32   -  Form of Security Agreement between Jameson Inns, Inc. and Bank
               Midwest, N.A., incorporated by reference to Exhibit 10.30 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.33   -  Form of Deed to Secure Debt between Jameson Inns, Inc. and Bank
               Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.34   -  Schedule of documents substantially similar to Exhibit 10.31, incorporated by
             reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.35   -  Form of Assignment of Leases and Rents (General Commercial)
               between Jameson Inns, Inc. and Bank Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit
               10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.36   -  Schedule of documents substantially similar to Exhibit 10.33, incorporated by reference to Exhibit 10.34 to the AnnualReport filed on Form 10-K for the year ended December 31, 1995

  10.37   -  Form of Assignment of Income between Jameson Inns, Inc. and Bank
               Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit 10.35 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.38   -  Schedule of documents substantially similar to Exhibit 10.35, incorporated by reference to Exhibit 10.36 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.39   -  Form of Estoppel and Subordination Agreement between Jameson Inns,
               Inc. and Bank Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit 10.37 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.40   -  Schedule of documents substantially similar to Exhibit 10.39, incorporated by reference to Exhibit 10.38 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.41   -  Loan Modification Agreement between Jameson Inns, Inc. and Empire
               Financial Services, Inc. dated June 30, 1996 for loan on Waynesboro, Georgia property, incorporated by reference to
               Exhibit 10.1 to the Report filed on Form 10-Q for the quarter ended March 31, 1996

  10.42   -  Schedule of documents substantially similar to Exhibit 10.41

  10.43   -  Adjustable Rate Note dated June 30, 1996 in the amount of
               $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia property, incorporated by reference to Exhibit 10.3 to the Report filed on Form 10-Q for the quarter ended March 31, 1996

  10.44   -  Schedule of documents substantially similar to Exhibit 10.43

  10.45   -  Jameson 1996 Stock Incentive Plan

  10.46   -  Amendment No. 3 to Employment Agreement between Jameson Inns, Inc.
               and Thomas W. Kitchin

  11.1    -  Statement Re: Per Share Earnings

  23.1    -  Consent of Ernst & Young LLP

  27.1    -  Financial Data Schedule (for SEC use only).



(b) Reports on Form 8-K



    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                         Report of Independent Auditors



The Board of Directors
Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP


Atlanta, Georgia
February 21, 1997

                               JAMESON INNS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31
                                                              -----------
                                                         1996             1995
                                                         ----             ----
ASSETS
Property and equipment, at cost                      $ 80,816,228     $ 57,369,657
Less accumulated depreciation                          (9,205,591)      (6,589,753)
                                                     ------------     ------------
                                                       71,610,637       50,779,904

Cash                                                      208,912          235,254
Lease revenue receivable                                  684,625          495,855
Prepaid expenses                                           98,794           37,412
Deferred finance costs, net                             1,197,205        1,213,396
Other assets                                              184,784           44,036
                                                     ------------     ------------
                                                     $ 73,984,957     $ 52,805,857
                                                     ============     ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                               $ 22,317,206     $ 30,213,904
Accounts payable                                           20,121           65,948
Accounts payable to affiliates                            633,460          568,661
Accrued interest                                          120,543          151,182
Accrued property taxes                                     97,515           13,533
Other accrued liabilities                                  33,154           38,279
                                                     ------------     ------------
                                                       23,221,999       31,051,507

Stockholders' equity:
   Convertible preferred stock, $1 par value,
      100,000 shares authorized, no shares issued
      and outstanding                                          --               --
   Common stock, $.10 par value, 20,000,000
      shares authorized, 7,357,471 shares
      (3,857,942 in 1995) issued and outstanding          735,747          385,795
   Additional paid-in capital                          51,054,202       22,395,546
   Retained deficit                                    (1,026,991)      (1,026,991)
                                                     ------------     ------------
Total stockholders' equity                             50,762,958       21,754,350
                                                     ------------     ------------
                                                     $ 73,984,957     $ 52,805,857
                                                     ============     ============

See accompanying notes.

                               JAMESON INNS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31
                                                  1996            1995            1994
                                                  ----            ----            ----
INN OPERATIONS:
Lease revenue                                  $ 9,376,101     $ 6,342,229     $ 3,972,976
Property tax expense                              (461,516)       (292,308)       (197,670)
Insurance expense                                 (271,835)       (221,647)       (214,678)
Depreciation                                    (2,669,574)     (1,824,569)     (1,426,528)
Loss on disposal of furniture and
    equipment                                      (47,849)             --              --
                                               -------------------------------------------
                                                 5,925,327       4,003,705       2,134,100

OTHER EXPENSES:
Interest expense, net of capitalized
    amounts                                      1,385,512       1,590,524         339,442
General and administrative expenses                499,006         621,913         479,141
                                               -------------------------------------------
Income before amounts attributable to
    limited partners and extraordinary loss      4,040,809       1,791,268       1,315,517
Income attributable to limited partners                 --              --           4,360
                                               -------------------------------------------
Income before extraordinary loss                 4,040,809       1,791,268       1,311,157
Extraordinary loss                                 989,376          19,328         249,770
                                               -------------------------------------------
Net income                                       3,051,433       1,771,940       1,061,387
Preferred stock dividends                               --         489,949              --
                                               -------------------------------------------
Net income attributable to common
    stockholders                               $ 3,051,433     $ 1,281,991     $ 1,061,387
                                               ===========================================
PER COMMON AND COMMON EQUIVALENT SHARE:
Income before extraordinary loss               $       .63     $       .46     $       .37
                                               ===========================================
Net income                                     $       .48     $       .45     $       .30
                                               ===========================================
Weighted average shares outstanding              6,369,283       3,924,910       3,585,006
                                               ===========================================


See accompanying notes.

                               JAMESON INNS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               $1 PAR          $.10 PAR                                                  TOTAL
                                              PREFERRED         COMMON          CONTRIBUTED          RETAINED         STOCKHOLDERS'
                                                STOCK           STOCK             CAPITAL            DEFICIT             EQUITY
                                                -----           -----             -------            -------             ------
Balance at December 31, 1993                  $     --        $  93,875        $  2,211,623        $(1,026,991)       $  1,278,507
   Issuance of common stock, net of
      offering expense                              --          291,300          22,190,130                 --          22,481,430
   Exchange of common stock for
      preferred stock                           64,467          (64,467)                 --                 --                  --
   Vesting of stock options                         --               --              63,978                 --              63,978
   Common stock dividends ($0.50 per
      share)                                        --               --            (542,155)        (1,061,387)         (1,603,542)
   Net income                                       --               --                  --          1,061,387           1,061,387
                                              --------        ---------        ------------        -----------        ------------
Balance at December 31, 1994                    64,467          320,708          23,923,576         (1,026,991)         23,281,760
   Conversion of preferred stock to
      common stock                             (64,467)          64,467                  --                 --                  --
   Issuance of common stock, net of
      offering expense                              --              474              18,682                 --              19,156
   Exercise of stock options                        --              146               9,667                 --               9,813
   Vesting of stock options                         --               --              76,790                 --              76,790
   Preferred stock dividends ($7.60 per
      share)                                        --               --            (489,949)                --            (489,949)
   Common stock dividends ($0.80 per
      share)                                        --               --          (1,143,220)        (1,771,940)         (2,915,160)
   Net income                                       --               --                  --          1,771,940           1,771,940
                                              --------        ---------        ------------        -----------        ------------
Balance at December 31, 1995                        --          385,795          22,395,546         (1,026,991)         21,754,350
   Issuance of common stock, net of
      offering expense                              --          339,703          30,787,970                 --          31,127,673
   Exercise of stock options                        --            3,770             288,109                 --             291,879
   Vesting of stock options                         --               --              63,542                 --              63,542
   Restricted stock grant                           --            6,479              28,852                 --              35,331
   Common stock dividends ($0.86 per
      share)                                        --               --          (2,509,817)        (3,051,433)         (5,561,250)
   Net income                                       --               --                  --          3,051,433           3,051,433
                                              --------        ---------        ------------        -----------        ------------
Balance at December 31, 1996                  $     --        $ 735,747        $ 51,054,202        $(1,026,991)       $ 50,762,958
                                              ========        =========        ============        ===========        ============



See accompanying notes.

                               JAMESON INNS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           YEAR ENDED DECEMBER 31
                                                   1996             1995             1994
                                                   ----             ----             ----
OPERATING ACTIVITIES
Net income                                     $  3,051,433     $  1,771,940     $  1,061,387
Adjustments to reconcile net income
  to cash provided by operating activities:
    Extraordinary loss                              989,376           19,328          249,770
    Depreciation and amortization                 2,762,660        1,911,720        1,460,840
    Loss on disposal of furniture and
      equipment                                      47,849               --               --
    Income attributable to limited partners              --               --            4,360
    Stock-based compensation expense                 98,873           76,790           56,868
    Changes in assets and liabilities
      increasing (decreasing) cash:
       Lease revenue receivable                    (188,770)        (147,329)        (348,526)
       Prepaid expenses and other assets           (202,130)         (26,628)          (1,171)
       Accounts payable                             (45,828)          23,882           42,066
       Accounts payable to affiliates                64,799          447,797          120,864
       Accrued interest                             (30,639)         103,344          (39,494)
       Accrued property taxes and other
          accrued liabilities                        78,857             (156)         (78,761)
                                               ------------     ------------     ------------
Net cash provided by operating activities         6,626,480        4,180,688        2,528,203

INVESTING ACTIVITIES
Additions to property and equipment             (23,548,156)     (18,844,582)     (10,844,852)
                                               ------------     ------------     ------------
Net cash used in investing activities           (23,548,156)     (18,844,582)     (10,844,852)




See accompanying notes.

                               JAMESON INNS, INC.

                                                            YEAR ENDED DECEMBER 31
                                                  1996             1995             1994
                                                  ----             ----             ----
FINANCING ACTIVITIES
Common stock dividends paid                   $ (5,561,250)    $ (2,915,160)    $ (1,603,542)
Preferred stock dividends paid                          --         (489,949)              --
Proceeds from issuance of common
   stock, net of offering expense               31,127,673           19,156       22,481,430
Proceeds from exercise of stock options            291,879            9,813               --
Proceeds from limited partner investments               --               --          300,000
Distributions to limited partners                       --               --       (4,591,545)
Change in deferred offering costs                       --               --          180,094
Proceeds from mortgage notes payable            27,466,333       22,994,085       12,045,635
Payment of deferred finance costs               (1,066,270)        (760,430)        (594,877)
Payments on mortgage notes payable             (35,363,031)      (4,309,839)     (19,568,058)
Other                                                   --           (1,915)         (56,982)
                                              ------------     ------------     ------------
Net cash provided by financing activities       16,895,334       14,545,761        8,592,155

Net increase (decrease) in cash                    (26,342)        (118,133)         275,506
Cash at beginning of year                          235,254          353,387           77,881
                                              ------------     ------------     ------------
Cash at end of year                           $    208,912     $    235,254     $    353,387
                                              ============     ============     ============

SUPPLEMENTAL INFORMATION
Interest paid, net of interest capitalized    $  1,416,151     $  1,781,537     $    386,827
                                              ============     ============     ============
State income and franchise taxes paid         $      3,772     $      7,355     $      3,839
                                              ============     ============     ============



See accompanying notes.

                               JAMESON INNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.  BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. ("the Company") is in the business of developing and owning limited service motel properties (the "Inns") operating under the trademark "The Jameson Inn(R)." The Company's focus has been and will continue to be on developing Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base. The typical Inn is built as a 40-unit two-story, Colonial style Inn on a one to two-acre tract with a swimming pool, fitness center and parking area. Seventeen of the Inns have been or are in the process of being expanded to 55 or more rooms.

At December 31, 1996, there were 43 Inns in operation in Georgia, Alabama and South Carolina with a total of 2,107 rooms and an additional 21 Inns under development, including 11 under construction in these same states plus North Carolina and Tennessee. The Inns under development will add 840 rooms. At December 31, 1996, a 20-room expansion of one existing Inn was also being constructed.

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 1996, the Company had one wholly-owned qualified real estate investment trust subsidiary.

PRIOR OPERATIONS

On December 31, 1993, the Company consummated a series of transactions to remove all assets not related to ownership of the Inns in contemplation of electing to qualify as a real estate investment trust ("REIT") for federal income tax purposes effective January 1, 1994. Effective January 1, 1994, all of the Inns were leased to Jameson Operating Company under the terms of leases which covered all of the Inns then owned by the Company and certain affiliated partnerships previously formed by the Company to construct and own Inns. See Note 3.

In early 1994, the Company consummated an initial public offering of 2,913,000 shares of Common Stock, par value $.10 per share (the "IPO").

The Company's principal business, before and after the IPO, includes identification of suitable inn locations, arranging construction and permanent financing, land acquisition, inn design and configuration, land preparation, acquisition of furniture, fixtures and equipment, and pre-marketing of properties prior to opening. Prior to the IPO, the Company also constructed the facilities and operated the properties.

                               JAMESON INNS, INC.

2.  ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Costs incurred to acquire and open new Inn locations or to renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs. Interest costs of $526,130, $381,508 and $182,569 were capitalized in 1996, 1995 and
1994, respectively.

Jameson Construction Company or its successor Jameson Development Company, L.L.C. ("JDC") constructs the Inns for the Company. Jameson Construction Company was wholly-owned by Kitchin Investments, Inc. Kitchin Investments, Inc. is wholly-owned by the Company's chairman and largest stockholder. JDC is managed and majority-owned by the Company's chairman and largest stockholder. The Company paid Jameson Construction Company or JDC a total of $18,932,000 and $16,800,000 for turnkey construction of new Inn construction, expansions, fitness centers or renovations during the years ended December 31, 1996 and 1995, respectively.

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and five years (furniture, fixtures and equipment).

Property and equipment consists of the following at December 31:


                                                      1996             1995
                                                      ----             ----
         Land and improvements                    $ 14,794,416     $  9,963,876
         Buildings                                  52,176,321       37,993,440
         Furniture, fixtures and equipment           9,840,922        6,910,432
         Construction in process                     4,004,569        2,501,909
                                                  ------------     ------------
                                                    80,816,228       57,369,657
         Accumulated depreciation                   (9,205,591)      (6,589,753)
                                                  ------------     ------------
                                                  $ 71,610,637     $ 50,779,904
                                                  ============     ============

                               JAMESON INNS, INC.

2.  ACCOUNTING POLICIES (CONTINUED)

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There was no effect of adoption.

DEFERRED FINANCE COSTS

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with operation of the Inn. Amortization of deferred finance costs is included in interest expense on the consolidated statement of operations. Accumulated amortization totaled $50,923 and $102,703 as of December 31, 1996 and 1995, respectively.

INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such since January 1, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code.

The Company uses the liability method of accounting for income taxes.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense which is allocated as part of the cost reimbursement agreement described in Note 8.

See Note 5 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123").

EARNINGS PER SHARE

Earnings per share are calculated using weighted average common shares outstanding and assuming (i) the conversion of the preferred shares during periods when preferred stock was outstanding, (ii) the stock options granted prior to the IPO at exercise prices below the initial public offering price were exercised and shares issued pursuant to such exercise were outstanding for the entire period, using the treasury stock method, and (iii) the dilutive effects of outstanding stock options.

                               JAMESON INNS, INC.

3. THE LEASE

On January 1, 1994, the Company and the partnerships which previously owned the Inns entered into leases, whereby all of the operating Inns are leased to the Jameson Operating Company (the "Operator"), therefore all of the lease revenue and related receivables are derived from this lease. After the IPO and the liquidation of the partnerships in January 1994, the Company entered into a master lease in substantially the same form as the individual leases.

The lease, which expires December 31, 2006, provides for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264.00 per month for each rentable room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by the Operator over the relevant period. The percentage is 39% of such revenues up to $20.50 per day per room over the period, 65% of all additional average daily room rental revenues, provided, however, that total rent for any calendar year is not to exceed 47% of total room rental revenues for that year. The $20.50 per room amount used in calculating Percentage Rent is subject to adjustment each year end based on changes in the Consumer Price Index and as of January 1, 1997 was $21.05.

Prior to July 1, 1995, when the lease was amended, the lease provided for Base Rent equal to $240.00 per month and Percentage Rent was the same for the first $20.00 per day but included four different rates for additional average daily room rental revenues. The lease amendment also transferred the obligation to replace or refurbish the furniture, fixtures and equipment in the Inns to the Company.

Base rent totaled $5,469,288, $3,553,252 and $2,316,200 in 1996, 1995 and 1994,
respectively, and assuming the same number of rooms in operation as at December 31, 1996, would total $6,674,976 per year until the lease expires.

The Lease requires the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company intends to maintain cash reserves or sufficient access to borrowings equal to 4% of room revenues of the Operator, less amounts expended to date, to fund the Company's future capital expenditures for such replacements and refurbishments. The Operator is required to pay workers compensation insurance premiums, utility costs and all other costs and expenses incurred in the operations of the Inns.

4.  MORTGAGE NOTES PAYABLE

As of December 31, long-term debt consists of:

                                                                        1996                  1995
                                                                        ----                  ----
Notes payable on Inns:
     Terms of 7 to 20 years, due in monthly installments of
          principal and interest with any remaining unpaid
          balances payable in full on the individual note's
          maturity date. Maturity dates range from 2001 to
          2016. Interest rates are adjusted to a specified
          spread above the prime rate, and ranged from 9.25%
          to 10.25% at December 31, 1996. Secured by
          mortgages on 14 of the Inns.                               $13,046,054           $19,722,273


Lines of credit:
     $29 million line of credit ("the Line") convertible in
          1998 to a term note due in 2006. At December 31,
          1996, the Company had $21.9 million available to
          borrow. Secured by mortgages on 24 of the Inns.
          The Line bears interest at initial annual rates
          ranging from 8.5% to 8.75%, which is adjusted
          annually to the prime rate plus .25% or .5%, with
          a floor of 7% and a cap of 13% (8.5% to 8.75% at
          December 31, 1996). Payments of interest are due
          monthly, and monthly payments of principal and
          interest commence in June 1998. Principal on loans
          under the Line is amortized using a 15-year period
          and is payable in full in May 2006.                          7,122,554                    --


     $6.775 million line of credit ("the First Line"), fully
          repaid and cancelled in 1996.                                       --             6,774,937


     $3.5 million line of credit ("the Second Line"), fully
          repaid and cancelled in 1996.                                       --             1,735,842

                               JAMESON INNS, INC.

4.  MORTGAGE NOTES PAYABLE (CONTINUED)

                                                                        1996                  1995
                                                                        ----                  ----
Construction obligations:
     Includes draws on construction loans. Secured by 9 Inns
          under construction. The construction loans have
          terms of seven years and are due in monthly
          installments of interest only for 18 months and
          principal and interest thereafter until the
          individual note's maturity date. The notes'
          interest rates are adjusted annually to a
          specified rate above the prime rate or to a
          specified rate above the prime rate with a floor
          of 7% and a cap of 12% and no annual change
          greater than 1%. Interest rates at December 31,
          1996 ranged from 8.5% to 10%. As of December 31,
          1996, $7.1 million was available for borrowing.              2,148,598             1,980,852
                                                                     -----------           -----------
                                                                     $22,317,206           $30,213,904
                                                                     ===========           ===========


At December 31, 1996 and 1995, approximately $64.6 and $37.5 million, respectively, of the Company's net book value of property and equipment collateralized the long-term debt. At December 31, 1996 and 1995, the carrying value of the long-term debt approximated its fair value.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 1996:

                                                         1996
                                                         ----
                    1997                             $   391,957
                    1998                               2,198,350
                    1999                               2,702,577
                    2000                               1,602,254
                    2001                               1,468,220
                    Thereafter                        13,953,848
                                                     -----------
                                                     $22,317,206
                                                     ===========



As a result of the early extinguishment of certain debt in 1996, 1995 and 1994, the Company had extraordinary losses of $989,376, $19,328 and 249,770, respectively, largely comprised of the write-off of unamortized deferred finance costs.

                               JAMESON INNS, INC.

5.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

On March 30, 1994, the Board of Directors approved the issuance of 64,467 shares of preferred stock, $1.00 par value (the "Preferred Stock"), to Thomas W. Kitchin and the Kitchin Children's Trust in exchange for their 644,669 shares of the Company's Common Stock. The stock conversion was effected on April 15, 1994 to carry out the provisions of the dividend subordination agreement executed at the time of the Offering.

The terms of the Preferred Stock provided that each share of preferred stock will have the same voting power as 10 shares of Common Stock and may, at any time after February 3, 1995, and at the election of the holder thereof, be converted into 10 shares of Common Stock. The Preferred Stock consists of two series, Series A issued to the Kitchin Children's Trust, and Series B, issued to Mr. Kitchin. After the holders of Common Stock receive dividends of $.76 per share with respect to the period from February 3, 1994 to February 2, 1995 (the "Subordination Period"), the holder of the Series A Preferred Stock may receive dividends of up to $7.60 per share with respect to the Subordination Period and then the holder of the Series B Preferred Stock may receive dividends up to $7.60 per share. After the holders of the Common Stock have received dividends of $.76 per share and the holders of both series of the Preferred Stock have received dividends of $7.60 per share (which is equivalent to the $.76 per share dividend on the Common Stock) attributable to the Subordination Period, all further dividends will be paid on a pro rata basis, with each share of Preferred Stock receiving a dividend equal to the dividend paid on 10 shares of Common Stock.

The terms of the Preferred Stock further provided that in the event of the liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock will first be entitled to receive liquidating distributions of $1.00 per share to the extent funds are available for distribution. The holders of Preferred Stock will then be entitled to receive liquidating distributions of $10.00 per share (which is equivalent to the $1.00 per share distribution on the Common Stock). All further liquidating distributions will be paid on a pro rata basis to the holders of the Common and Preferred Stock, with each share of Preferred Stock receiving a distribution equal to the distribution paid on 10 shares of Common Stock.

On March 1, 1995, holders of the Preferred Stock converted all of their 64,467 shares of Preferred Stock into 644,670 shares of Common Stock and as a result there are no outstanding shares of Preferred Stock.

DIVIDENDS

The Company declared and paid cash dividends to holders of Common Stock equal to $.86 per share in 1996, $.80 per share in 1995 and $.50 per share in 1994. On January 20, 1997, the Company declared cash dividends of $0.22 per share of Common Stock.

On February 6, 1995, the Company also declared and paid a cash dividend of $7.60 per share of Preferred Stock. Dividends declared and paid by the Company subsequent to the preferred stock conversion on March 1, 1995 were declared and paid on a pro rata basis to all shareholders.

STOCK OPTIONS

The Company adopted the 1993 Stock Incentive Plan and originally reserved 320,000 shares to provide incentives to attract and retain officers, key employees and directors of both the Company and Jameson Operating Company. The Company's 1993 Stock Incentive Plan provides for a number of shares equal to 10% of the Company's outstanding common shares to be available to provide incentives to retain key personnel at both the Company and Jameson Operating Company. In 1996, the Jameson 1996 Stock Incentive Plan was adopted and 500,000 shares were reserved for issuance. As of December 31, 1996 the Company had a total of 778,949 shares available for future grants under the 1993 and 1996 Stock Incentive Plans.

In May 1995, the Company reduced the exercise price of the then outstanding options to purchase a total of 263,500 shares of Common Stock to the then current market price of $7.25 per share. The options that were repriced previously had variable exercise prices ranging from $5.50 to $11.00 based on the amount of dividends the Company paid out for given periods. The vesting schedule of all the then outstanding options was also changed from five to three years with one-third vesting on May 4, 1995, one-third on May 4, 1996 and the remainder on May 4, 1997.

Prior to May 1995, the 1993 Stock Incentive Plan provided that the Company would grant to each future director an option to purchase 10,000 shares of Common Stock upon initial election as a Director of the Company. These director options were fully vested on the date of grant.

The Company adopted the Director Stock Option Plan ("Director Plan") in May 1995 to attract and retain qualified independent directors. The three independent directors surrendered their options to purchase an aggregate of 25,000 shares of Common Stock under the 1993 Stock Incentive Plan to participate in the Director Plan. Each director was granted an option to purchase 25,000 shares at $7.25 per share with all shares becoming fully vested on the date of grant. A total of 150,000 shares have been reserved for issuance under this plan, with 75,000 available to be granted at December 31, 1996.

                               JAMESON INNS, INC.

5.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

Detail of the stock option activity in the 1993, 1996 and Director plans is as follows:

                                                              Number of         Exercise Price
                                                               Shares             Per Share
                                                               ------             ---------
         Options outstanding, December 31, 1993                    --
             Granted in 1994                                  281,000           $5.50  - 11.00
             Forfeited in 1994                                (16,000)          $5.50  - 11.00
                                                              -------
         Options outstanding, December 31, 1994               265,000           $5.50  - 11.00
             Granted in 1995                                  253,000           $6.65  -  8.75
             Exercised in 1995                                 (1,457)          $6.65  -  7.25
             Forfeited in 1995                                (32,003)          $5.50  -  7.25
             Surrendered in 1995                              (25,000)          $7.375 -  9.00
                                                              -------
         Options outstanding December 31, 1995                459,540           $6.65  -  8.75
             Granted in 1996                                   27,500              $10.875
             Exercised in 1996                                (37,697)          $6.65  -  7.25
             Forfeited in 1996                                (21,500)          $6.65  -  8.75
                                                              -------
         Options outstanding December 31, 1996                427,843           $6.65  - 10.875
                                                              =======
         Exercisable, December 31, 1996                       282,844           $6.65  -  8.125
                                                              =======

The weighted average exercise price of options outstanding at December 31, 1996 was $7.36. The weighted average exercise price of options exercisable at December 31, 1996 was $7.25. The average contractual life remaining on options outstanding at December 31, 1996 was 7.85 years.

As presented in the table above, the Company had a total of 427,843 options outstanding at December 31, 1996. A portion of these options (390,343) have exercise prices of $6.65 to $7.25, a weighted average exercise price of $7.10 and an average remaining contractual life of 7.7 years. Of this outstanding amount, 276,177 options were exercisable with a weighted average price per share of $7.11.

At December 31, 1996, the Company also had 37,500 options outstanding with an exercise price of $8.125 to $10.875, a weighted average exercise price of $10.14 and an average remaining contractual life of 9.6 years. Of this outstanding amount, 15,830 options were exercisable with a weighted average price per share of $9.72.

RESTRICTED STOCK

In 1996, the Company awarded 65,270 shares of Common Stock to certain officers and employees of the Company and Jameson Operating Company, under the provisions of the Jameson 1996

                               JAMESON INNS, INC.

5.  STOCKHOLDERS' EQUITY (CONTINUED)

RESTRICTED STOCK (CONTINUED)

Incentive Stock Plan. The shares vest at the end of ten years, assuming the individual was continuously employed by one of the two companies at that date. Total compensation expense of $645,245 will be recorded over the ten-year vesting period using the straight line method, net of forfeitures. This amount represents the fair value of the restricted shares at the date of grant; the 1996 portion was $35,331.

PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996: risk-free interest rates of 6.04% to 6.43%; a dividend yield of 8%; a volatility factor of the expected market price of the Company's Common Stock of .208; and an expected life of the option of 3 to 10 years.

During 1996, the Company made certain stock-based awards whose exercise price was less than the then current market price. In 1996, 65,270 shares of restricted stock were granted, with a fair value of $4.26 per share. All other awards were made with exercise prices equal to the then current market price.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and shares which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and restricted stock have characteristics significantly different from those of traded options or unrestricted shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and restricted stock.

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock is amortized to expense over the vesting period. The Company's pro forma information follows:

                                                        1996          1995
                                                        ----          ----
           Pro forma net income                   $   3,049,234    $1,764,222
           Pro forma earnings per share           $         .48    $      .45

Because FAS 123 is applicable only to options and restricted stock granted subsequent to December 31, 1994, its pro forma effects will not be fully reflected until 1997.

                               JAMESON INNS, INC.

5.  STOCKHOLDERS' EQUITY (CONTINUED)

DIVIDEND REINVESTMENT PLAN

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. The plan allows existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plan also allows existing shareholders to make additional cash purchases of common stock of up to $5,000 per calendar quarter. These additional cash purchases from the Company are not sold at a discount from the market price. During 1996 and 1995, 21,331 and 4,132 shares, respectively, were purchased either through dividend reinvestments or additional cash purchases.

WARRANTS

As a part of its IPO, the Company issued and has warrants outstanding to purchase up to 260,000 shares of Common Stock at an exercise price of $14.85 per share; the warrants are exercisable in whole or in part until January 26, 1999.

EMPLOYMENT AGREEMENT

In 1994, the Company's president and chief executive officer entered into an employment agreement providing for, among other things, an annual salary, stock appreciation rights ("SARs") based on 150,000 shares of Common Stock and a non-compete provision. The SARs entitled the president to receive the difference in the market value of such shares as of the exercise date and $9, the initial public offering price. In April 1996, the Company and its chief executive officer and president agreed to amend the Employment Agreement with Mr. Kitchin to cancel his stock appreciation rights effective March 31, 1996. No amount of compensation expense has been recorded in the accompanying financial statements relating to the SARs.

6.  LIMITED PARTNERS' CAPITAL

Prior to 1994, the Company's normal Inn ownership structure involved the sale of 25% of each completed Jameson Inn at a fixed price in the form of limited partnership interests, with the Company retaining 75% ownership of the property. As a part of the IPO, the Company purchased the limited partners' interests and liquidated the partnerships in 1994. Activity in the limited partners' capital during 1994 consists of:

             Balance at January 1                                   $ 1,854,198
                Contributions from limited partners                     300,000
                Step-up in asset basis                                2,432,987
                Distributions to limited partners                    (4,591,545)
                Equity in profit (loss) of motel operations               4,360
                                                                    -----------
             Balance at December 31                                 $        --
                                                                    ===========

                               JAMESON INNS, INC.

7.  INCOME TAXES

The Company recorded no provision for federal income taxes in 1996, 1995 or 1994 due to its REIT status. State tax expense, which is not material, is included in general and administrative expenses. At December 31, 1996 and 1995, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the IPO, future utilization of the net operating loss carryforwards by Jameson Inns, Inc. may be limited.

The Company declared and paid dividends on its Common Stock of $.86, $.80 and $.50 per share in 1996, 1995 and 1994, respectively. Of these dividends, $.56, $.50 and $.46 per share represents ordinary income and $.30, $.30 and $.04 per share represents return of capital in 1996, 1995 and 1994, respectively.

8.  ADDITIONAL RELATED PARTY TRANSACTIONS

The Company shares employees and office space with Kitchin Investments, Inc., which is wholly owned by the Company's chairman and largest stockholder. Per the cost reimbursement agreement, Kitchin Investments, Inc. charged Jameson Inns, Inc. approximately $194,000, $138,000 and $233,000 for its allocation of salary, office overhead, and other general and administrative costs in 1996, 1995 and 1994, respectively. Accounts payable to affiliates at December 31, 1996 and 1995 includes $(23,053) and $192,645, respectively, due to (from) this related party.

9.  OTHER COMMITMENTS AND CONTINGENCIES

As of December 31, 1996, the Company had executed construction contracts with Jameson Development Company, L.L.C. for new Inns or expansions totaling $14 million, of which $10 million had not been expended.

Subsequent to December 31, 1996 and through February 15, 1997, the Company purchased sites for two additional new Inns for an aggregate purchase price of approximately $.5 million. Inn construction costs are estimated to be $2.4 million on these new sites.

The Company leases its headquarters' office space in Atlanta, Georgia, and land underlying one of its Inns under construction. The office operating lease was amended in 1997. The two leases, as amended, require future minimum payments as follows:

                    1997                      $     160,496
                    1998                            179,517
                    1999                            185,498
                    2000                            195,757
                    2001                            206,424
                    Thereafter                    2,838,707
                                              -------------
                                              $   3,766,399
                                              =============

                               JAMESON INNS, INC.

9.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

The rent expense under the office lease is paid by Kitchin Investments, Inc. and is allocated under the cost reimbursement agreement described in Note 8. An insignificant amount of rent expense is included in general and administrative expense in the Company's statement of operations.

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                        1996 QUARTERS
                                     ----------------------------------------------------
                                       FIRST         SECOND        THIRD         FOURTH
                                     ----------------------------------------------------
Lease revenue                        $1,915,590    $2,427,100    $2,668,378    $2,365,033
Income before extraordinary
   loss                                 338,504     1,166,651     1,443,330     1,092,324
Net income                              338,504       177,275     1,443,330     1,092,324
Earnings per common and
   common equivalent share:
      Income before extraordinary
         loss                              0.09          0.18          0.20          0.15
      Net income                           0.09          0.03          0.20          0.15



                                                        1995 QUARTERS
                                     ----------------------------------------------------
                                       FIRST         SECOND        THIRD         FOURTH
                                     ----------------------------------------------------
Lease revenue                        $1,232,195    $1,665,597    $1,752,450    $1,691,987
Income before extraordinary
   loss                                 343,389       597,273       515,609       334,997
Net income                              343,389       597,273       515,609       315,669
Earnings per common and
   common equivalent share:
      Income before extraordinary
         loss                              0.09          0.15          0.13          0.09
      Net income                           0.09          0.15          0.13          0.08

                               JAMESON INNS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996

                                                                     Cost Capitalized         Gross Amount
                                                                      Subsequent to         at Which Carried
                                         Initial Cost                  Acquisition         at Close of Period
                                  ---------------------------  ----------------------  --------------------------
                                                Buildings,              Buildings,                Buildings,
                       Mortgage               Equipment and           Equipment and             Equipment and
Property                 Debt         Land     Improvements    Land    Improvements     Land     Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------
Georgia:
   Albany             $1,576,397    $265,344   $     --      $ 92,308   $1,691,887    $357,652    $1,691,887    $2,049,539
   Americus (f)          100,360     131,629         --       222,297    2,512,194     353,926     2,512,194     2,866,120
   Bainbridge (f)        427,000     125,000         --          --      1,631,096     125,000     1,631,096     1,756,096
   Brunswick (f)         806,158     175,275         --          --      1,646,282     175,275     1,646,282     1,821,557
   Calhoun (f)           201,000     113,722         --        18,008    1,547,247     131,730     1,547,247     1,678,977
   Carrollton (f)      1,001,000     225,000         --        50,029    1,601,912     275,029     1,601,912     1,876,941
   Commerce              885,307     304,809         --          --      1,266,100     304,809     1,266,100     1,570,909
   Conyers             1,050,000     301,128         --          --      1,312,948     301,128     1,312,948     1,614,076
   Covington (f)         175,599     141,452         --        22,399    1,296,503     163,851     1,296,503     1,460,354
   Douglas (f)           201,000     120,033         --          --      1,148,406     120,033     1,148,406     1,268,439
   Eastman               782,828      87,883         --        13,917    1,314,894     101,800     1,314,894     1,416,694
   Fitzgerald            782,827     133,515         --          --      1,083,123     133,515     1,083,123     1,216,638
   Greensboro            782,828     109,840         --        17,394    1,433,544     127,234     1,433,544     1,560,778
   Hartwell (f)          100,360      85,000         --        13,460    1,360,842      98,460     1,360,842     1,459,302
   Jesup (f)             426,300      89,917         --        14,239    1,981,037     104,156     1,981,037     2,085,193
   LaGrange            1,000,000     200,073         --          --      1,200,066     200,073     1,200,066     1,400,139
   Milledgeville         782,828     575,582    4,826,285        --        215,329     575,582     5,041,614     5,617,196
   Statesboro (f)        100,360     132,817         --        21,032    1,357,965     153,849     1,357,965     1,511,814
   Thomaston (f)         175,599     157,181         --        24,890    2,088,654     182,071     2,088,654     2,270,725
   Valdosta (f)        1,500,000     166,632         --          --      1,610,698     166,632     1,610,698     1,777,330
   Washington (f)        100,360     107,780         --        17,067    1,276,903     124,847     1,276,903     1,401,750
   Waycross (f)          301,000      87,000         --        13,777    2,015,770     100,777     2,015,770     2,116,547
   Waynesboro (f)        100,500     142,501         --          --      1,246,649     142,501     1,246,649     1,389,150
   Winder (f)            175,598     124,500    1,268,199        --        645,850     124,500     1,914,049     2,038,549

Alabama:
   Albertville (f)       100,000     174,000         --           418    1,069,217     174,418     1,069,217     1,243,635
   Alexander City           --       160,086         --          --      1,732,578     160,086     1,732,578     1,892,664
   Arab (f)              100,000     131,554         --          --      1,092,248     131,554     1,092,248     1,223,802
   Decatur             1,047,572     201,629         --          --      1,303,268     201,629     1,303,268     1,504,897
   Eufaula (f)              --       228,869         --         3,489    1,201,113     232,358     1,201,113     1,433,471
   Florence (f)          100,000     313,579         --         1,202    1,826,527     314,781     1,826,527     2,141,308
   Greenville            887,602     228,511         --          --      1,225,000     228,511     1,225,000     1,453,511

                                                              Life on Which
                                                              Depreciation
                                                               in Latest
                                                                 Income
                        Accumulated    Date       Date of     Statement is
                       Depreciation   Acquired  Construction    Computed
--------------------------------------------------------------------------------
Georgia:
   Albany               $  109,019      1994        1995           (e)
   Americus (f)            476,841      1991        1992           (d)
   Bainbridge (f)          172,682      1994        1994           (e)
   Brunswick (f)            96,778      1994        1995           (e)
   Calhoun (f)             339,791      1988        1988           (d)
   Carrollton (f)          209,381      1993        1994           (e)
   Commerce                   --        1996        1996           (e)
   Conyers                  11,918      1996        1996           (e)
   Covington (f)           363,219      1990        1990           (d)
   Douglas (f)              86,777      1995        1995           (e)
   Eastman                 433,943      1989        1989           (d)
   Fitzgerald              167,393      1993        1994           (e)
   Greensboro              438,736      1989        1990           (d)
   Hartwell (f)            273,831      1991        1992           (d)
   Jesup (f)               530,279      1990        1990           (d)
   LaGrange                 26,923      1995        1996           (e)
   Milledgeville         1,331,838      1991        --             (d)
   Statesboro (f)          489,398      1988        1989           (d)
   Thomaston (f)           441,171      1990        1990           (d)
   Valdosta (f)            156,759      1994        1995           (e)
   Washington (f)          371,507      1989        1990           (d)
   Waycross (f)            282,067      1992        1993           (e)
   Waynesboro (f)           49,482      1995        1996           (e)
   Winder (f)              613,165      1988        --             (d)

Alabama:
   Albertville (f)         135,035      1994        1994           (e)
   Alexander City          180,107      1994        1994           (e)
   Arab (f)                 68,443      1995        1995           (e)
   Decatur                  35,413      1995        1996           (e)
   Eufaula (f)              48,434      1995        1996           (e)
   Florence (f)             46,304      1995        1996           (e)
   Greenville                 --        1996        1996           (e)

                                                                        Cost Capitalized             Gross Amount
                                                                          Subsequent to            at Which Carried
                                                  Initial Cost             Acquisition            at Close of Period
                                            ------------------------  ----------------------  --------------------------
                                                       Buildings,               Buildings,                 Buildings,
                              Mortgage               Equipment and            Equipment and              Equipment and
Property                        Debt         Land     Improvements    Land     Improvements      Land      Improvements
-----------------------------------------------------------------------------------------------------------------------------
Ozark                            --         176,148         --         --       1,132,017       176,148     1,132,017
Selma (f)                        --         143,812         --       22,773     1,851,105       166,585     1,851,105

South Carolina:
   Anderson (f)               100,360       201,000         --      131,186     1,905,602       332,186     1,905,602
   Cheraw                        --         168,458         --         --       1,118,043       168,458     1,118,043
   Easley (f)                 101,000       266,753         --        2,710     1,108,279       269,463     1,108,279
   Gaffney                       --         135,025         --         --       1,092,955       135,025     1,092,955
   Georgetown                 828,946       144,353         --         --       1,369,400       144,353     1,369,400
Greenwood (f)                 729,000       140,231         --       20,741     1,709,698       160,972     1,709,698
Lancaster                     730,028       150,592         --         --       1,097,473       150,592     1,097,473
Orangeburg                       --         165,010         --          140     1,156,155       165,150     1,156,155
   Seneca                     858,891       204,385         --         --       1,200,078       204,385     1,200,078
   Simpsonville             1,050,000       229,205         --         --       1,200,010       229,205     1,200,010

Construction or
development in progress:
   Auburn, AL                  31,611       227,000         --         --          53,036       227,000        53,036
   Decherd, TN                 78,482       254,501         --         --         276,095       254,501       276,095
   Forest City, N.C.          725,104       187,294         --        4,563     1,071,827       191,857     1,071,827
   Gaffney, S.C.
          - Expansion            --            --           --         --          76,072          --          76,072
   Laurinburg, N.C.            30,261       225,441         --         --         205,058       225,441       205,058
   Oakwood, GA                531,592       258,903         --         --       1,075,011       258,903     1,075,011
   Oxford, AL                  31,611       307,635         --         --          62,262       307,635        62,262
   Sanford, N.C.                 --         227,030         --         --          21,035       227,030        21,035
   Tullahoma, TN               78,932       303,536         --         --          44,295       303,536        44,295
   Tuscaloosa, AL                --            --           --         --          69,445          --          69,445
   Union, S.C.                610,994       178,006         --         --       1,062,424       178,006     1,062,424
   Wilson, N.C.                30,011       237,712         --         --          26,609       237,712        26,609
                          -----------   -----------   ----------   --------   -----------   -----------   -----------
                          $22,317,206   $10,073,871   $6,094,484   $728,039   $63,919,834   $10,801,910   $70,014,318
                          ===========   ===========   ==========   ========   ===========   ===========   ===========


                                                                                 Life on Which
                                                                                 Depreciation
                                                                                   in Latest
                                                                                    Income
                                             Accumulated    Date      Date of    Statement is
                                   Total    Depreciation  Acquired  Construction   Computed
-------------------------------------------------------------------------------------------

Ozark                            1,308,165      112,883      1994      1995            (e)
Selma (f)                        2,017,690      343,325      1991      1992            (d)

South Carolina:
   Anderson (f)                  2,237,788      287,402      1993      1993            (e)
   Cheraw                        1,286,501       74,978      1995      1995            (e)
   Easley (f)                    1,377,742       97,668      1994      1995            (e)
   Gaffney                       1,227,980       68,427      1995      1995            (e)
   Georgetown                    1,513,753         --        1996      1996            (e)
   Greenwood (f)                 1,870,670       72,654      1994      1995            (e)
Lancaster                        1,248,065       89,001      1994      1995            (e)
Orangeburg                       1,321,305       61,849      1995      1995            (e)
   Seneca                        1,404,463         --        1996      1996            (e)
   Simpsonville                  1,429,215       10,770      1996      1996            (e)

Construction or
development in progress:
   Auburn, AL                      280,036
   Decherd, TN                     530,596
   Forest City, N.C.             1,263,684
   Gaffney, S.C.
          - Expansion               76,072
   Laurinburg, N.C.                430,499
   Oakwood, GA                   1,333,914
   Oxford, AL                      369,897
   Sanford, N.C.                   248,065
   Tullahoma, TN                   347,831
   Tuscaloosa, AL                   69,445
   Union, S.C.                   1,240,430
   Wilson, N.C.                    264,321
                               -----------   ----------
                               $80,816,228   $9,205,591
                               ===========   ==========


See notes to Schedule III.

                               JAMESON INNS, INC.

                              NOTES TO SCHEDULE III

                                            1996          1995           1994
                                      ----------------------------------------------
(a) Reconciliation of real estate:

       Balance at beginning of year    $ 57,369,657    $38,525,075   $25,247,236
           Additions during year:
                Improvements             23,548,156     18,844,582    13,277,839
           Deletions                       (101,585)          --
                                       ------------    -----------    ----------
       Balance at end of year          $ 80,816,228    $57,369,657   $38,525,075
                                       ============    ===========   ===========

(b) Reconciliation of accumulated depreciation:

       Balance at beginning of year    $  6,589,753    $ 4,765,184   $ 3,338,656
           Depreciation for the year      2,669,574      1,824,569     1,426,528
           Retirements                      (53,736)          --            --
                                       ------------    -----------    ----------
   Balance at end of year              $  9,205,591    $ 6,589,753   $ 4,765,184
                                       ============    ===========   ===========



(c) The aggregate cost of the land, buildings and furniture, fixtures and equipment for federal income tax purposes approximates the book basis.

(d) Depreciation for 1992 and prior additions is computed based on the following useful lives:

            Buildings                                         31.5 years
            Land improvements                                   15 years
            Furniture, fixtures and equipment                    5 years

(e) Depreciation for 1993 and later additions is computed based on the following useful lives:

            Buildings                                           39 years
            Land improvements                                   15 years
            Furniture, fixtures and equipment                    5 years

(f) This Inn is one of 24 Inns securing the Company's $29 million line of credit. Amount of debt listed as outstanding is an allocation.

                               JAMESON INNS, INC.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

The Unaudited Pro Forma Financial Statements for 1994 are presented as if (i) the Offering and all related transactions, including the acquisition of interests from the other partners, had occurred on January 1, 1994 for the Unaudited Pro Forma Statement of Operations and (ii) the Company qualified as a REIT, distributed all of its taxable income and, therefore, incurred no income tax expense during the period. Such pro forma information has been derived from the historical Consolidated Financial Statements of Jameson Inns, Inc. and should be read in conjunction with such Consolidated Financial Statements of Jameson Inns, Inc. and the Notes thereto. In management's opinion, all necessary adjustments to reflect the nature of this transaction have been made. The Unaudited Pro Forma Financial Statements of the Company are not necessarily indicative of what the actual financial position or the results of operations of the Company would have been for the periods indicated, nor does it purport to represent the Company's future results of operations.

No pro forma statements are presented for 1995 or 1996 as all of the above events were in place for the entire year.

                               JAMESON INNS, INC.

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1994

                                                            PRO FORMA
                                              HISTORICAL   ADJUSTMENTS   PRO FORMA
                                              ---------------------------------------

                                                (In thousands, except per share data)
Inn operations:
Lease revenue                                   $ 3,973    $  --         $ 3,973
Property tax expense                               (197)      --            (197)
Insurance expense                                  (215)      --            (215)
Depreciation                                     (1,427)       (44)(1)    (1,471)

                                              --------------------------------------
                                                  2,134        (44)        2,090
Other expenses:
Interest expense                                    339       (152)(2)       187
General and administrative                          479       --             479
                                              --------------------------------------
Income before amounts attributable to limited
partners and extraordinary item                   1,316        108         1,424
Income attributable to limited partners              (5)         5(3)        --
                                              --------------------------------------
Income (loss) before extraordinary item           1,311        113         1,424
Extraordinary loss                                 (250)       250(4)       --
                                              ======================================
Net income                                      $ 1,061    $   363       $ 1,424
                                              ======================================

Pro Forma earnings per share (5)                     --         --       $   .37
                                                                       =============

                               JAMESON INNS, INC.

                          YEAR ENDED DECEMBER 31, 1994


Explanations of Pro Forma Adjustments:

(1) Net increase reflects additional depreciation on stepped-up asset basis.

(2) Decrease reflects the reduction in interest expense due to the repayment of debt with the proceeds from the Offering and reduced amortization due to deferred finance costs to be written off in connection with repayment of mortgage debt.

(3) Increase reflects elimination of the limited partners' share in profits and losses of the Inns, since partnership interests were acquired by Jameson Inns, Inc.

(4)      Decrease represents exclusion of extraordinary loss.

(5) Earnings per share assume 3,883,346 shares outstanding after the Offering which assumes the stock options granted at exercise prices below the initial public offering price were exercised and shares issued pursuant to such exercise were outstanding for the entire period, using the treasury stock method. See Note 5 to the Consolidated Financial Statements.

                         Report of Independent Auditors

The Board of Directors
Jameson Operating Company

We have audited the accompanying balance sheets of Jameson Operating Company as of December 31, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Jameson Operating Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jameson Operating Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP

Atlanta, Georgia
February 14, 1997

                            JAMESON OPERATING COMPANY

                                 BALANCE SHEETS

                                                                              DECEMBER 31
                                                                      1996                   1995
                                                                      ----                   ----
ASSETS
    Current Assets:
       Cash                                                       $   170,410         $    44,877
       Accounts receivable                                            431,593             311,078
       Accounts receivable from affiliates                            399,202             227,824
       Prepaid expenses                                                53,592              44,199
       Inventory                                                      332,848             209,417
       Note receivable                                                  8,976               9,657
                                                                  -----------         -----------
                                                                    1,396,621             847,052
    Leasehold improvements, net                                       127,419             191,842
    Intangibles, net                                                   23,125              23,750
                                                                  -----------         -----------
                                                                  $ 1,547,165         $ 1,062,644
                                                                  ===========          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT Current Liabilities:
       Accounts payable                                           $   262,825         $   221,999
       Lease expense payable                                          684,625             495,855
       Accounts payable to affiliates                                 478,779             239,807
       Accrued liabilities                                            196,060             177,897
       Notes payable                                                   13,407              46,361
                                                                  -----------         -----------
                                                                    1,635,696           1,181,919

STOCKHOLDERS' DEFICIT:
    Common stock, $1 par value, 500 shares
       authorized, issued and outstanding                                 500                 500
    Contributed capital                                                27,381              27,381
    Accumulated deficit                                              (116,412)           (147,156)
                                                                  -----------         -----------
Total stockholders' deficit                                           (88,531)           (119,275)
                                                                  -----------         -----------
                                                                  $ 1,547,165          $1,062,644
                                                                  ===========          ==========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                            STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31

                                            1996               1995               1994
Revenues:
   Room revenues                        $19,449,805        $12,960,149        $ 8,153,636
   Telephone revenues                       462,871            320,274            197,273
   Other sales                               37,375             29,639             22,425
                                        -----------        -----------        -----------
                                         19,950,051         13,310,062          8,373,334

Expenses:
   Room expenses                          3,951,772          2,678,601          1,718,275
   Utilities                              1,748,706          1,158,609            790,926
   General and administrative             1,655,301          1,029,181            702,125
   Inn manager salaries                   1,247,514            801,317            502,459
   Maintenance                              599,545            455,530            264,982
   Advertising                              648,065            388,801            261,252
   Insurance                                145,063            125,240             70,322
   Management fee                           478,801            261,666            218,339
   Interest                                   3,391              8,580              8,799
   Depreciation and amortization             65,048             50,569             19,774
                                        -----------        -----------        -----------
                                         10,543,206          6,958,094          4,557,253
                                        -----------        -----------        -----------

Income before lease expense               9,406,845          6,351,968          3,816,081
Lease expense                             9,376,101          6,342,229          3,972,976
                                        -----------        -----------        -----------
Net income (loss)                       $    30,744        $     9,739        $  (156,895)
                                        ===========        ===========        ===========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                   $1 PAR                                               TOTAL
                                                   COMMON         CONTRIBUTED      ACCUMULATED       STOCKHOLDERS'
                                                   STOCK            CAPITAL          DEFICIT           DEFICIT
                                                  ---------        ---------        ---------         ---------

Balance at January 1, 1994                        $     500        $  27,381        $      --         $  27,881
   Net loss                                              --               --         (156,895)         (156,895)
                                                  ---------        ---------        ---------         ---------
Balance at December 31, 1994                            500           27,381         (156,895)         (129,014)
   Net income                                            --               --            9,739             9,739
                                                  ---------        ---------        ---------         ---------
Balance at December 31, 1995                            500           27,381         (147,156)         (119,275)
   Net income                                            --               --           30,744            30,744
                                                  ---------        ---------        ---------         ---------
Balance at December 31, 1996                      $     500        $  27,381        $(116,412)        $ (88,531)
                                                  =========        =========        =========         =========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31

                                                            1996              1995              1994
                                                         ---------         ---------         ---------
OPERATING ACTIVITIES
Net income (loss)                                        $  30,744         $   9,739         $(156,895)
Adjustment to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                           65,048            50,569            19,774
    Bad debt expense                                        10,440            16,361            18,206
    Changes in assets and liabilities increasing
       (decreasing) cash:
       Accounts receivable                                (130,955)          (77,321)         (160,359)
       Accounts receivable from affiliate                 (171,378)         (182,423)          (45,401)
       Prepaid expenses                                     (9,393)            3,597            15,050
       Inventory                                          (123,431)         (102,784)          (95,869)
       Note receivable                                         681            (9,657)               --
       Accounts payable                                     40,826           (27,015)           (2,358)
       Lease expense payable                               188,770           147,329           348,526
       Accounts payable to affiliate                       238,972            66,849           172,958
       Accrued liabilities                                  18,163           142,110           (38,507)
                                                         ---------         ---------         ---------
Net cash provided by operating activities                  158,487            37,354            75,125

INVESTING ACTIVITIES
Sale of marketable securities                                   --                --             3,097
Purchase of leasehold improvements                              --          (121,224)         (134,948)
Sale of vehicle                                                 --             8,627                --
                                                         ---------         ---------         ---------
Net cash used in investing activities                           --          (112,597)         (131,851)

FINANCING ACTIVITIES
Proceeds from notes payable                                 25,045                --            38,915
Payments on notes payable                                  (57,999)          (51,038)           (3,282)
                                                         ---------         ---------         ---------
Net cash (used in) provided by
    financing activities                                   (32,954)          (51,038)           35,633
                                                         ---------         ---------         ---------

Net increase (decrease) in cash                            125,533          (126,281)          (21,093)
Cash at beginning of year                                   44,877           171,158           192,251
                                                         ---------         ---------         ---------
Cash at end of year                                      $ 170,410         $  44,877         $ 171,158
                                                         =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year                            $   4,492         $   9,121         $   8,885
                                                         =========         =========         =========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Operating Company (the "Operator") was formed in October 1993 as a wholly owned subsidiary of Jameson Inns, Inc. ("Jameson" or "the REIT") although it had no operations until January 1, 1994. On December 31, 1993, Jameson Inns, Inc. consummated a series of transactions to divest itself of all assets not related to ownership of its limited service motels (the "Inns") in contemplation of its initial public offering of common stock and electing to qualify as a real estate investment trust ("REIT") for federal income tax purposes effective January 1, 1994. On December 31, 1993, Jameson sold all of the common stock of the Operator to its Chairman, President and largest stockholder and to a trust of which its General Counsel/Secretary is the trustee and beneficiary. Effective January 1, 1994, the Operator began leasing the Inns from the REIT and from the partnerships which previously owned the Inns, until the REIT acquired the interests of the partnerships in February 1994. Prior to 1994, the Operator's results of operations were included in the consolidated financial statements of Jameson Inns, Inc.

The Operator operates and controls advertising for the Inn properties using the trademark "The Jameson Inn." At December 31, 1996 and 1995, the Operator leased 43 Inns (2,107 rooms) and 32 Inns (1,537 rooms), respectively, in Georgia, Alabama and South Carolina.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY

Inventory, consisting of room linens and towels, is stated at the lower of fair value at date of contribution (see Note 6), cost (first-in, first-out method) or market. Replacements of inventory are expensed.

PROPERTY AND EQUIPMENT

Leasehold improvements relate to improvements made to the Inns prior to July 1, 1995 when this responsibility was transferred to the REIT. Leasehold improvements, which are stated at cost, are being amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3). Accumulated depreciation totaled $128,753 and $64,330 as of December 31, 1996 and 1995, respectively.

                            JAMESON OPERATING COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1996, the Operator adopted the FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There was no impact of adoption.

INTANGIBLES

Intangibles consist of the registered trademark, "The Jameson Inn." The lease described in Note 3 requires the Operator to operate the Inns using the trademark and not to use the trademark (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase the trademark from the Operator at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000. The trademark is being amortized over 40 years. Accumulated amortization totaled $1,875 and $1,250 as of December 31, 1996 and 1995, respectively.

INCOME TAXES

The Operator uses the liability method of accounting for income taxes.

ADVERTISING

The Operator expenses advertising upon first showing.

3.  THE LEASE

On January 1, 1994, the REIT and the partnerships, which previously owned the Inns, entered into individual leases whereby all of the operating Inns were leased to the Operator. After the REIT's initial public stock offering in early 1994 and the liquidation of the partnerships in January 1994, the Operator and the REIT entered into a master lease in substantially the same form as the individual leases (the "Lease"). Beginning January 1, 1994 all of the operating Inns are leased to the Operator under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn's construction.

The Lease expires December 31, 2006 and provides for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264.00 per month for each rentable room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues ("Room Revenues") realized by the Operator over the relevant period.

                            JAMESON OPERATING COMPANY

3.  THE LEASE (CONTINUED)

The percentage is 39% of such revenues up to $20.50 per day per room over the period, 65% of all additional average daily room rental revenues, provided, however, that total rent for any calendar year is limited to 47% of total room rental revenues for that year. The $20.50 per room amount used in calculating Percentage Rent is subject to adjustment each year end, based on changes in the Consumer Price Index, and as of January 1, 1997 was $21.05. Prior to July 1, 1995 when the Lease was amended, the Lease provided for Base Rent equal to $240.00 per month and Percentage Rent was the same for the first $20.00 per day but included four different rates for additional average daily room rental revenues. In 1995, the Lease amendment also transferred the obligation to replace or refurbish the furniture, fixtures and equipment in the Inns from the Operator to the REIT.

Base Rent totaled $5,469,288, $3,553,252 and $2,316,200 in 1996, 1995 and 1994,
respectively, and assuming the same number of rooms in operation as of December 31, 1996, would total $6,674,976 per year until the Lease expires.

The Lease requires the REIT to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and effective July 1, 1995, the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. Prior to July 1, 1995, the Operator was responsible for the cost of replacing or refurbishing furniture, fixtures and equipment and hence recorded these costs as leasehold improvements. The Operator is required to pay workers compensation insurance premiums, utility costs and all other costs and expenses incurred in the operation of the Inns.

Under the Lease, the REIT is required to maintain the structural elements of each Inn. The Operator is required, at its expense, to maintain the Inns (exclusive of furniture, fixtures and equipment) in good order and repair and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate and do not significantly alter the character or purpose, or significantly detract from the value or operating efficiencies of the Inns. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of the REIT upon termination of the lease.

The Operator has agreed that neither it nor any of its affiliates will (i) operate or manage a hotel property in which the REIT has not invested that is within a 20-mile radius of an Inn, or (ii) own or have any interest in any hotel property in which the REIT or an affiliate does not have an interest.

                            JAMESON OPERATING COMPANY

4.  INCOME TAXES

The Operator recorded no provision for income taxes in 1994, 1995 and 1996 due to losses incurred or utilization of its net operating loss carryforwards. At December 31, 1996, the Operator had net operating loss carryforwards of approximately $417,000 and $351,000 available for regular federal income tax purposes and alternative minimum tax purposes, respectively, both of which begin to expire in 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Operator's deferred tax assets and liabilities are as follows:

                                                                            December 31
                                                                       1996              1995
                                                                  ---------         ---------
         Deferred Tax Liabilities:
               Depreciation and Amortization                      $   2,400         $   5,000
               Inventory                                            133,100            83,800
                                                                  ---------         ---------
                  Total Deferred Tax Liabilities                    135,500            88,800
         Deferred Tax Assets:
               Net Operating Loss Carryforwards                     166,700           137,900
                                                                  ---------         ---------
                  Total Deferred Tax Assets                         166,700           137,900
               Valuation Allowance for Deferred Tax Assets          (31,200)          (49,100)
                                                                  ---------         ---------
         Net Deferred Tax Assets                                    135,500            88,800
                                                                  ---------         ---------
         Net Deferred Tax Assets and Liabilities                  $      --         $      --
                                                                  =========         =========


The valuation allowance decreased approximately $17,900 during the year ended December 31, 1996.

5.  NOTES PAYABLE

Notes payable consist of the following:

                                                               December 31

                                                         1996              1995
                                                         ----              ----

One unsecured note payable maturing June 7, 1998 and three unsecured lines of credit with terms of one year.
At December 31, 1996 and 1995 the Company had $75,145 and $28,764, respectively, available to borrow under these notes. Three of the notes have fixed interest rates ranging from 9.75% to 10.25% and 8.75% to 10.75% at December 31, 1996 and 1995, respectively. Payments of principal and interest are due at maturity. One note has a variable interest rate of prime plus 1% (10% at December 31, 1996 and 1995). Payments of principal and interest are due monthly.

                                                        $13,407          $46,361
                                                        =======          =======

The lines of credit are guaranteed by the Operator's chairman, president, chief executive officer and minority shareholder.

                            JAMESON OPERATING COMPANY

6.  RELATED PARTY TRANSACTIONS

The Operator has a Cost Reimbursement Agreement with Kitchin Investments (a company wholly owned by the Operator's chairman, president, chief executive officer and minority stockholder) whereby the Operator agrees to pay for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. The agreement was amended effective January 1, 1996, to limit the reimbursement to a maximum of 2.4% of the Operator's total revenues, resulting in a reduction of $264,000 in general and administrative costs in 1996 as compared to its allocated share. The Cost Reimbursement Agreement expires on December 31, 1999. Kitchin Investments, Inc. charged the Operator $478,801, $261,666 and $218,339 in 1996, 1995 and 1994, respectively, pursuant to the Cost Reimbursement Agreement.

The Operator also leases space on outdoor billboards for periods of one to ten years from Jameson Outdoor Advertising Company, L.L.C. and its predecessor (both companies are majority owned by the Operator's chairman, president, chief executive officer and minority stockholder). During 1996, 1995 and 1994, such expense totaled $314,030, $174,200 and $94,000, respectively, and is reflected as advertising expense in the accompanying statements of operations. As of December 31, 1996, the leases require future minimum payments as follows:

                  Year ending December 31,
                            1997              $373,178
                            1998               373,178
                            1999               373,178
                            2000               373,178
                            2001               373,178
                         Thereafter          1,393,066
                                            ----------
                                            $3,258,956
                                            ==========

In addition, Jameson Development Company, L.L.C. ("JDC") and its predecessor, Jameson Construction Company, coordinate services for certain repair and maintenance activities on the Inns, for which the Operator is not charged. Both companies are majority owned by the Operator's chairman, president, chief executive officer and minority stockholder. Invoices received for such repairs and maintenance, which are performed by third parties, are paid by the Operator.

The Lease between the REIT and the Operator requires the Operator to provide the room linens and towels and subsequent replacements. JDC or its predecessor has provided the Operator with the initial inventory for each Inn at no charge. The Operator records this inventory at JDC's cost and credits this income against room expenses. Such amounts totaled $123,000, $103,000 and $66,000 in 1996, 1995 and 1994, respectively.

                            JAMESON OPERATING COMPANY

7.  COMMITMENTS AND CONTINGENCIES

From time to time, the Operator becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Operator's financial position.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Jameson Inns, Inc.
                                         ------------------
                                         (Registrant)


Dated:  February 16, 1997

                                         By: /s/ Thomas W. Kitchin
                                            ----------------------
                                         Thomas W. Kitchin
                                         President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                       Capacity                        Date
---------                                       --------                        ----

PRINCIPAL EXECUTIVE OFFICER:

                                                Chairman of the Board           February 16, 1997
                                                President, Chief Executive
/s/ Thomas W. Kitchin                           Officer, and Director
---------------------------
Thomas W. Kitchin

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                                                Treasurer and                   February 16, 1997
/s/ Craig R. Kitchin                            Chief Financial Officer
---------------------------
Craig R. Kitchin

ADDITIONAL DIRECTORS:

/s/ Robert D. Hisrich                           Director                        February 16, 1997
--------------------------
Robert D. Hisrich

/s/ Thomas J. Kearns                            Director                        February 16, 1997
--------------------------
Thomas J. Kearns

/s/ Michael E. Lawrence                         Director                        February 16, 1997
--------------------------
Michael E. Lawrence

                               Index to Exhibits



EXHIBIT

NUMBER



   3.1    -  Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File No. 33-71160

   3.2    -  Articles of Amendment to the Articles of Incorporation of the
               Registrant incorporated by reference to Exhibit 3.1.2 to the Registration Statement filed on Form S-11, File No. 33-71160

   3.3    -  Articles of Amendment to the Articles of Incorporation of the
               Registrant Setting forth the Designation of Preferences, Rights, Privileges and Restrictions of Preferred Stock of the Registrant incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

   3.4    -  Article of Amendment to the Articles of Incorporation of the
               Registrant incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2 (Amendment No. 2 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

   3.5    -  Articles of Amendment to the Articles of Incorporation of the
               Registrant Amending the Designation of Preferences, Rights, Privileges and Restrictions of Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

   3.6    -  Bylaws of the Registrant incorporated by reference to Exhibit
               3.2.1 to the Registration Statement on Form S-11, File No. 33-
               71160

   3.7    -  Amendment to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2.2 to the Registration Statement on Form S-11, File No. 33-71160

   3.8    -  Amendment No. 2 to Registrant's Bylaws incorporated by reference to Exhibit 3.8 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

   4.1    -  Specimen Certificate of Common Stock incorporated by reference to
               Exhibit 4.1 to the Registration Statement on Form S-11, File No. 33-71160

   4.2    -  Warrant issued to Commonwealth Associates incorporated by reference to Exhibit 4.2.1 to the Registration Statement on Form S-11, File No. 33-71160

  10.1    -  Master Lease Agreement incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

  10.2    -  Amendment No. 1 to Master Lease Agreement between Jameson Inns,
               Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.3    -  Amendment No. 2 to Master Lease Agreement between Jameson Inns,
               Inc. and Jameson Operating Company

  10.4    -  Amendment No. 3 to Master Lease Agreement between Jameson Inns,
               Inc. and Jameson Operating Company

  10.5    -  Addenda A-1 through A-17 to Master Lease Agreement between Jameson
               Inns,

               Inc. and Jameson Operating Company incorporated by reference to
               Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.6    -  Schedule of Lease Supplements entered into during 1996 and substantially  similar to Exhibit 10.5

  10.7    -  Cost Reimbursement Agreement between Jameson Inns, Inc. and
               Kitchin Investments, Inc. incorporated by reference to Exhibit
               10.2 to the Registration Statement on Form S-11, File No.
               33-71160

  10.8    -  Construction Contract between Jameson Inns, Inc. and Jameson
               Construction Company for construction of Inns in Alexander City, Decatur, Eufala and Florence, Alabama; Albany, Bainbridge, Brunswick, LaGrange, Thomaston, Waycross and Waynesboro, Georgia; and Union, South Carolina, incorporated by reference to
               Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.9    -  Schedule of documents substantially similar to Exhibit 10.8

  10.10   -  Jameson 1993 Stock Incentive Plan incorporated by reference to
               Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

  10.11   -  Form of Stock Option Agreement under Jameson Inns, Inc. Stock
               Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

  10.12   -  Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.13   -  1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.14   -  Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.15   -  Jameson Inns, Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.16   -  Employment Agreement between Jameson Inns, Inc. and Thomas W.
               Kitchin incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11, File No. 33-71160

  10.17   -  Amendment No. 1 to Employment Agreement between Jameson Inns, Inc.
               and Thomas W. Kitchin incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.18   -  Amendment No. 2 to Employment Agreement between Jameson Inns, Inc.
               and Thomas W. Kitchin incorporated by reference to Exhibit 10.16 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.19   -  Indemnification and Hold Harmless Agreement between Jameson Inns,
               Inc. and Jameson Operating Company incorporated by reference to
               Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

  10.20   -  Indemnification and Hold Harmless Agreement between Jameson Inns,
               Inc. and Kitchin Investments, Inc. incorporated by reference to
               Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

  10.21   -  Form of Indemnification agreement between Jameson Inns, Inc. and
               Directors and Officers incorporated by reference to Exhibit
               10.27 to the Registration Statement on Form S-11, File No.
               33-71160

  10.22   -  Dividend Subordination Agreement between the Company and Thomas W.
               Kitchin and Kitchin Children's Trust incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-11, File No. 33-71160

  10.23   -  Construction Loan Agreement, Indenture, Security Agreement and
               Promissory Note dated July 15, 1993 for $1,000,000 loan from Empire Financial Services, Inc. to Jameson Inns, Inc. (formerly Jameson Company) for construction of Jameson Inn in Carrollton, Georgia incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

  10.24   -  Schedule of documents substantially similar to Exhibit 10.23

  10.25   -  Loan Indenture, Security Agreement, Assignment of Fees and Income,
               Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

  10.26   -  Deed to Secure Debt, Security Agreement, Assignment of Operating
               Lease, Assignment of Fees and Income, Promissory Note for $1.6 million loan from Empire Financial Services, Inc. to Jameson Inns, Inc. secured by Inn at Jesup, Georgia incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.27   -  Schedule of documents substantially similar to Exhibit 10.26 incorporated by reference to Exhibit 10.25 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.28   -  Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.29   -  Loan Modification Agreement, Construction Agreement and Note dated
               April 13, 1995, increasing by $500,000 the loan from Empire Financial Services, Inc. to Jameson Inns, Inc. for construction of expansion of Inn at Carrollton, Georgia, incorporated by reference to Exhibit 10.27 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.30   -  Schedule of documents substantially similar to Exhibit 10.29 incorporated by reference to Exhibit 10.28 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.31   -  Promissory Note of Jameson Inns, Inc. payable to Bank Midwest,
               N.A. dated January 26, 1996, for $3.4 million, incorporated by reference to Exhibit 10.29 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.32   -  Form of Security Agreement between Jameson Inns, Inc. and Bank
               Midwest, N.A., incorporated by reference to Exhibit 10.30 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.33   -  Form of Deed to Secure Debt between Jameson Inns, Inc. and Bank
               Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended

               December 31, 1995

  10.34   -  Schedule of documents substantially similar to Exhibit 10.31, incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.35   -  Form of Assignment of Leases and Rents (General Commercial)
               between Jameson Inns, Inc. and Bank Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit
               10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.36   -  Schedule of documents substantially similar to Exhibit 10.33, incorporated by reference to Exhibit 10.34 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.37   -  Form of Assignment of Income between Jameson Inns, Inc. and Bank
               Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit 10.35 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.38   -  Schedule of documents substantially similar to Exhibit 10.35, incorporated by reference to Exhibit 10.36 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.39   -  Form of Estoppel and Subordination Agreement between Jameson Inns,
               Inc. and Bank Midwest, N.A. (Jameson Inn at Fitzgerald, Georgia), incorporated by reference to Exhibit 10.37 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.40   -  Schedule of documents substantially similar to Exhibit 10.39, incorporated by reference to Exhibit 10.38 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

  10.41   -  Loan Modification Agreement between Jameson Inns, Inc. and Empire
               Financial Services, Inc. dated June 30, 1996 for loan on Waynesboro, Georgia property, incorporated by reference to
               Exhibit 10.1 to the Report filed on Form 10-Q for the quarter ended March 31, 1996

  10.42   -  Schedule of documents substantially similar to Exhibit 10.41

  10.43   -  Adjustable Rate Note dated June 30, 1996 in the amount of
               $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia property, incorporated by reference to Exhibit 10.3 to the Report filed on Form 10-Q for the quarter ended March 31, 1996

  10.44   -  Schedule of documents substantially similar to Exhibit 10.43

  10.45   -  Jameson 1996 Stock Incentive Plan

  10.46   -  Amendment No. 3 to Employment Agreement between Jameson Inns, Inc.
             and Thomas W. Kitchin

  11.1    -  Statement Re: Per Share Earnings

  23.1    -  Consent of Ernst & Young LLP

  27.1    -  Financial Data Schedule (for SEC use only)