Form 10-K/A
period 1996-12-31
JAMESON INNS INC
filed 1997-04-22
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A1
                              Amendment No. 1
                                      to
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1996 or

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 FORM 10-K/A1
                               JAMESON INNS, INC.
                                  ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1996


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

                               JAMESON INNS, INC.
                         SELECTED FINANCIAL INFORMATION

                                                                                         DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                                          HISTORICAL
                                                                   -------------------------------------------------------
                                                                    1992        1993        1994        1995        1996
                                                                    ----        ----        ----        ----        ----
BALANCE SHEET DATA:
   Investment in real estate (before accumulated depreciation) ..  $21,330     $25,247     $38,525     $57,370     $80,816
   Net investment in real estate ................................   18,830      21,909      33,760      50,780      71,611
   Total assets .................................................   20,453      23,073      35,074      52,806      73,985
   Total mortgage debt ..........................................   16,297      19,117      11,530      30,214      22,317
   Shareholders' equity .........................................    2,032       1,279      23,282      21,754      50,763

                                                                       YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                     HISTORICAL                      PRO FORMA              HISTORICAL
                                         -----------------------------------    -------------------   ----------------------
                                           1992         1993         1994        1993       1994        1995         1996
                                         ---------    ---------    ---------    --------   --------   ---------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, ADR AND REVPAR)
FINANCIAL DATA:
Gross Revenues:(1)
   Lease revenue from Operator ........  $      --    $      --    $   3,973    $  2,886   $  3,973   $   6,342    $   9,376
   Total revenues .....................      5,698        6,880           --          --         --          --           --
Expenses:
   Depreciation .......................        965        1,159        1,427       1,213      1,471       1,825        2,670
   Inn real estate taxes and insurance         179          247          412         247        412         514          733
   Interest expense, net ..............      1,503        1,485          339          --        187       1,590        1,386
   Corporate administration expenses(2)         --           --          479         341        479         622          499
Income (loss) before limited partners'
   interest and extraordinary item ....       (372)         (51)       1,316       1,085      1,424       1,791        4,040
Income (loss) before extraordinary item       (312)        (143)       1,311       1,085      1,424       1,791        4,040
Extraordinary item ....................         --          146         (250)         --         --         (19)        (989)
Net income (loss) .....................       (312)           3        1,061       1,085      1,424       1,772        3,051
Earnings per common share(3) ..........         --           --         0.30        0.28       0.37        0.45         0.48
Dividends paid per common share(4) ....         --           --         0.50          --         --        0.80         0.86
Cash flow provided by
   operating activities................        562          933        2,528          --         --       4,181        6,626
Cash flow used in
   investing activities................     (2,921)      (3,614)     (10,845)         --         --     (18,845)     (23,548)
Cash flow provided by
   financing activities................      2,262        2,457        8,592          --         --      14,546       16,895

OTHER DATA:
   Funds from Operations(5) ...........  $     653    $   1,016    $   2,738    $  2,298   $  2,895   $   3,616    $   6,758
   Occupancy  Rate ....................       61.8%        68.2%        70.1%       68.2%      70.1%       67.5%        66.9%
   ADR ................................  $   37.64    $   38.03    $   39.43    $  38.03   $  39.43   $   42.80    $   45.80
   REVPAR .............................  $   23.26    $   25.94    $   27.64    $  25.94   $  27.64   $   28.89    $   30.64
   Room  Revenues .....................  $   4,877    $   6,322    $   8,373    $  6,322   $  8,373   $  13,310    $  19,950
   Room nights available ..............    199,599      236,170      295,193     236,170    295,193     448,906      634,549
   Operating Inns (at period end) .....         13           15           20          15         20          32           43
   Rooms available (at period end) ....        627          707          966         707        966       1,537        2,107



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

(5) Funds from Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals and the extraordinary item for debt restructuring. The
     Company notes that industry analysts and investors use Funds from Operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital expenditures. Other non-cash expenses such as deferred finance cost amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

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

         Funds from Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals and the extraordinary item for debt restructuring. The Company notes that industry analysts and investors use Funds from Operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital
expenditures.   Other non-cash expenses such as deferred finance cost
amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

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

  10.44   -  Schedule of documents substantially similar to Exhibit 10.43

  10.45   -  Jameson 1996 Stock Incentive Plan

  10.46   -  Amendment No. 3 to Employment Agreement between Jameson Inns, Inc.
               and Thomas W. Kitchin

  11.1    -  Statement Re: Per Share Earnings

  23.1    -  Consent of Ernst & Young LLP

  27.1 *  -  Financial Data Schedule (for SEC use only).

    *     Previously Filed

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
                                                     ============     ============

See accompanying notes.

                               JAMESON INNS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31
                                                  1996            1995            1994
                                                  ----            ----            ----

Lease revenue                                  $ 9,376,101     $ 6,342,229     $ 3,972,976

Expenses:
Property tax expense                               461,516         292,308         197,670
Insurance expense                                  271,835         221,647         214,678
Depreciation                                     2,669,574       1,824,569       1,426,528
General and administrative expenses                499,006         621,913         479,141
Loss on disposal of furniture and
    equipment                                       47,849              --              --
                                               -------------------------------------------
Total expenses                                   3,949,780       2,960,437       2,318,017
                                               -------------------------------------------
Income from operations                           5,426,321       3,381,792       1,654,959
Interest expense, net of capitalized
    amounts                                      1,385,512       1,590,524         339,442
                                               -------------------------------------------
Income before amounts attributable to
    limited partners and extraordinary loss      4,040,809       1,791,268       1,315,517
Income attributable to limited partners                 --              --           4,360
                                               -------------------------------------------
Income before extraordinary loss                 4,040,809       1,791,268       1,311,157
Extraordinary loss                                 989,376          19,328         249,770
                                               -------------------------------------------
Net income                                       3,051,433       1,771,940       1,061,387
Preferred stock dividends                               --         489,949              --
                                               -------------------------------------------
Net income attributable to common
    stockholders                               $ 3,051,433     $ 1,281,991     $ 1,061,387
                                               ===========================================
PER COMMON AND COMMON EQUIVALENT SHARE:
Income before extraordinary loss               $       .63     $       .46     $       .37
                                               ===========================================
Net income                                     $       .48     $       .45     $       .30
                                               ===========================================
Weighted average shares outstanding              6,369,283       3,924,910       3,585,006
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
                                                     -----------
                                                     $22,317,206
                                                     ===========



The Company used proceeds of its common stock offerings in 1996 and 1994 to early extinguish debt in those years and used proceeds from refinancings to early extinguish debt in 1995. As a result of the early extinguishment of certain debt in 1996, 1995 and 1994, the Company had extraordinary losses of $989,376, $19,328 and $249,770, respectively, largely comprised of the write-off of unamortized deferred finance costs.

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

WARRANTS

As a part of its IPO, the Company issued and has warrants outstanding to purchase up to 260,000 shares of Common Stock at an exercise price of $14.85 per share; the warrants are exercisable in whole or in part from date of grant until January 26, 1999.

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

                               JAMESON INNS, INC.

                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1994

                                                            PRO FORMA
                                              HISTORICAL   ADJUSTMENTS   PRO FORMA
                                              ---------------------------------------

                                                (In thousands, except per share data)
Lease revenue                                   $ 3,973    $  --         $ 3,973

Expenses:
Property tax expense                               (197)      --            (197)
Insurance expense                                  (215)      --            (215)
Depreciation                                     (1,427)       (44)(1)    (1,471)
General and administrative expenses                (479)      --            (479)
                                              --------------------------------------
Total expenses                                   (2,318)       (44)       (2,362)
                                              --------------------------------------
Income from operations                            1,655        (44)        1,611
Interest expense                                    339       (152)(2)       187
                                              --------------------------------------
Income before amounts attributable to limited
partners and extraordinary item                   1,316        108         1,424
Income attributable to limited partners              (5)         5(3)        --
                                              --------------------------------------
Income (loss) before extraordinary item           1,311        113         1,424
Extraordinary loss                                 (250)       250(4)       --
                                              ======================================
Net income                                      $ 1,061    $   363       $ 1,424
                                              ======================================

Pro Forma earnings per share (5)                     --         --       $   .37
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

                                                     ERNST & YOUNG LLP

Atlanta, Georgia
February 14, 1997 except as to the
fourth paragraph of Note 6 as to
which the date is April 22, 1997

                            JAMESON OPERATING COMPANY

                                 BALANCE SHEETS

                                                                              DECEMBER 31
                                                                      1996                   1995
                                                                      ----                   ----
ASSETS
    Current Assets:
       Cash                                                       $   170,410         $    44,877
       Accounts receivable                                            431,593             311,078
       Accounts receivable from affiliates                            399,202             227,824
       Prepaid expenses                                                53,592              44,199
       Inventory                                                      332,848             209,417
       Note receivable                                                  8,976               9,657
                                                                  -----------         -----------
                                                                    1,396,621             847,052
    Leasehold improvements, net                                       127,419             191,842
    Intangibles, net                                                   23,125              23,750
                                                                  -----------         -----------
                                                                  $ 1,547,165         $ 1,062,644
                                                                  ===========          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT Current Liabilities:
       Accounts payable                                           $   262,825         $   221,999
       Lease expense payable                                          684,625             495,855
       Accounts payable to affiliates                                 478,779             239,807
       Accrued liabilities                                            196,060             177,897
       Notes payable                                                   13,407              46,361
                                                                  -----------         -----------
                                                                    1,635,696           1,181,919

STOCKHOLDERS' DEFICIT:
    Common stock, $1 par value, 500 shares
       authorized, issued and outstanding                                 500                 500
    Contributed capital                                               349,465              27,381
    Accumulated deficit                                              (438,496)           (147,156)
                                                                  -----------         -----------
Total stockholders' deficit                                           (88,531)           (119,275)
                                                                  -----------         -----------
                                                                  $ 1,547,165          $1,062,644
                                                                  ===========          ==========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                            STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31

                                            1996               1995               1994
                                         (Restated)         (Restated)         (Restated)
Revenues:
   Room revenues                        $19,449,805        $12,960,149        $ 8,153,636
   Telephone revenues                       462,871            320,274            197,273
   Other sales                               37,375             29,639             22,425
                                        -----------        -----------        -----------
                                         19,950,051         13,310,062          8,373,334

Expenses:
   Lease expense                          9,376,101          6,342,229          3,972,976
   Room expenses                          4,075,203          2,781,385          1,814,144
   Utilities                              1,748,706          1,158,609            790,926
   General and administrative             1,655,301          1,029,181            702,125
   Inn manager salaries                   1,247,514            801,317            502,459
   Maintenance                              599,545            455,530            264,982
   Advertising                              648,065            388,801            261,252
   Insurance                                145,063            125,240             70,322
   Management fee                           478,801            261,666            218,339
   Interest                                   3,391              8,580              8,799
   Depreciation and amortization             65,048             50,569             19,774
                                        -----------        -----------        -----------
        Total expenses                   20,042,738         13,403,107          8,626,098
                                        -----------        -----------        -----------

                                        -----------        -----------        -----------
Net income (loss)                       $   (92,687)       $   (93,045)       $  (252,764)
                                        ===========        ===========        ===========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                   $1 PAR                                               TOTAL
                                                   COMMON         CONTRIBUTED      ACCUMULATED       STOCKHOLDERS'
                                                   STOCK            CAPITAL          DEFICIT           DEFICIT
                                                  ---------        ---------        ---------         ---------
                                                                   (Restated)       (Restated)        (Restated)
Balance at January 1, 1994                        $     500        $  27,381        $      --         $  27,881
   Capital contribution                                  --           95,869               --            95,869
   Net loss                                              --               --         (252,764)         (252,764)
                                                  ---------        ---------        ---------         ---------
Balance at December 31, 1994                            500          123,250         (252,764)         (129,014)
   Capital contribution                                  --          102,784               --           102,784
   Net loss                                              --               --          (93,045)          (93,045)
                                                  ---------        ---------        ---------         ---------
Balance at December 31, 1995                            500          226,034         (345,809)         (119,275)
   Capital contribution                                  --          123,431               --           123,431
   Net loss                                              --               --          (92,687)          (92,687)
                                                  ---------        ---------        ---------         ---------
Balance at December 31, 1996                      $     500        $ 349,465        $(438,496)        $ (88,531)
                                                  =========        =========        =========         =========



See accompanying notes.

                            JAMESON OPERATING COMPANY

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31

                                                            1996              1995              1994
                                                         ---------         ---------         ---------
                                                         (Restated)        (Restated)        (Restated)
OPERATING ACTIVITIES
Net (loss)                                               $ (92,687)        $ (93,045)        $(252,764)
Adjustment to reconcile net (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                           65,048            50,569            19,774
    Bad debt expense                                        10,440            16,361            18,206
    Changes in assets and liabilities increasing
       (decreasing) cash:
       Accounts receivable                                (130,955)          (77,321)         (160,359)
       Accounts receivable from affiliate                 (171,378)         (182,423)          (45,401)
       Prepaid expenses                                     (9,393)            3,597            15,050
       Note receivable                                         681            (9,657)               --
       Accounts payable                                     40,826           (27,015)           (2,358)
       Lease expense payable                               188,770           147,329           348,526
       Accounts payable to affiliate                       238,972            66,849           172,958
       Accrued liabilities                                  18,163           142,110           (38,507)
                                                         ---------         ---------         ---------
Net cash provided by operating activities                  158,487            37,354            75,125

INVESTING ACTIVITIES
Sale of marketable securities                                   --                --             3,097
Purchase of leasehold improvements                              --          (121,224)         (134,948)
Sale of vehicle                                                 --             8,627                --
                                                         ---------         ---------         ---------
Net cash used in investing activities                           --          (112,597)         (131,851)

FINANCING ACTIVITIES
Proceeds from notes payable                                 25,045                --            38,915
Payments on notes payable                                  (57,999)          (51,038)           (3,282)
                                                         ---------         ---------         ---------
Net cash (used in) provided by
    financing activities                                   (32,954)          (51,038)           35,633
                                                         ---------         ---------         ---------

Net increase (decrease) in cash                            125,533          (126,281)          (21,093)
Cash at beginning of year                                   44,877           171,158           192,251
                                                         ---------         ---------         ---------
Cash at end of year                                      $ 170,410         $  44,877         $ 171,158
                                                         =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year                            $   4,492         $   9,121         $   8,885
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

The Lease between the REIT and the Operator requires the Operator to provide the room linens and towels and subsequent replacements. JDC or its predecessor has provided the Operator with the initial inventory for each Inn at no charge. The Operator records this inventory at JDC's cost and credited this amount against additional contributed capital. Such amounts totaled approximately $123,000, $103,000 and $96,000 in 1996, 1995 and 1994, respectively.
Previously, the Operator had recorded these amounts as income. The restatement did not affect the Operator's balance sheet or total stockholders' equity.

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

                                         Jameson Inns, Inc.
                                         ------------------
                                         (Registrant)


Dated:  April 22, 1997

                                         By: /s/ Craig R. Kitchin
                                            ----------------------
                                         Craig R. Kitchin
                                         Chief Financial Officer

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

  10.44   -  Schedule of documents substantially similar to Exhibit 10.43

  10.45   -  Jameson 1996 Stock Incentive Plan

  10.46   -  Amendment No. 3 to Employment Agreement between Jameson Inns, Inc.
             and Thomas W. Kitchin

  11.1    -  Statement Re: Per Share Earnings

  23.1    -  Consent of Ernst & Young LLP

  27.1 *  -  Financial Data Schedule (for SEC use only)

    *     Previously Filed