Form 10-Q
period 1997-03-31
JAMESON INNS INC
filed 1997-05-15
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ----------------------


                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition Period From                 to                .
                                           ----------------   --------------

                         Commission file number 0-23256

                             ----------------------


                               JAMESON INNS, INC.
             (Exact name of registrant as specified in its Articles)

                             ----------------------


               Georgia                                       58-2079583
    (State or other jurisdiction                          (I.R.S. Employer
         of incorporation)                               Identification No.)

                        8 Perimeter Center East, Suite 8050
                            Atlanta, Georgia  30346-1603
           (Address of principal executive offices including zip code)

                                 (770) 901-9020
              (Registrant's telephone number, including area code)


                    -----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X     Yes          No
                                   ------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 9,703,002 shares outstanding as of May 5, 1997.

INDEX


PART I.   FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of March 31, 1997
          (unaudited) and December 31, 1996 ..................................................... 3

          Condensed Consolidated Statements of Income for the Three Month
          Periods Ended March 31, 1997 and 1996 (unaudited)...................................... 4

          Condensed Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 1997 and 1996 (unaudited)...................................... 5

          Notes to Condensed Consolidated Financial Statements (unaudited)....................... 7


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................... 8



PART II.  OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................. 14

      SIGNATURES................................................................................ 15

      EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS
                               JAMESON INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,             DECEMBER 31,
                                                              1997                    1996
                                                         --------------         ---------------
                                                         (UNAUDITED)
ASSETS
Property and equipment, at cost                            $85,287,783             $80,816,228
Less accumulated depreciation                               (9,975,262)             (9,205,591)
                                                           -----------              ----------
                                                            75,312,521              71,610,637

Cash                                                           --                      208,912
Lease revenue receivable                                     1,396,378                 684,625
Prepaid expenses                                               179,189                  98,794
Deferred finance costs, net                                    668,883               1,197,205
Accounts receivable from and
    advances to affiliates                                   1,318,001                 --
Other assets                                                    57,052                 184,784
                                                           -----------             -----------
                                                           $78,932,024             $73,984,957
                                                           ===========             ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                     $ 2,930,291             $22,317,206
Accounts payable                                                84,271                  20,121
Accounts payable to affiliates                                   --                    633,460
Accrued interest                                                42,728                 120,543
Accrued property taxes                                         139,376                  97,515
Other accrued liabilities                                        --                     33,154
                                                           -----------              ----------
                                                           $ 3,196,666              23,221,999
Stockholders' equity:
  Preferred stock, $1 par value, 100,000 shares
    authorized, no shares issued and outstanding                --                     --
  Common stock, $.10 par value, 20,000,000 shares
    authorized, 9,676,442 (7,357,471 in 1996) shares
    issued and outstanding                                     967,644                 735,747
  Contributed capital                                       75,794,705              51,054,202
  Retained deficit                                          (1,026,991)             (1,026,991)
                                                           -----------             -----------
Total stockholders' equity                                  75,735,358              50,762,958
                                                           -----------             -----------
                                                           $78,932,024             $73,984,957
                                                           ===========             ===========


See notes to condensed consolidated financial statements.

                               JAMESON INNS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                           FOR THE THREE MONTH PERIOD ENDED
                                                                                       MARCH 31
                                                                         -----------------------------------
                                                                            1997                     1996
                                                                         ----------               ----------
Lease revenue                                                            $2,735,543               $1,915,590

Expenses:
  Property tax expense                                                      127,070                   91,523
  Insurance expense                                                          93,404                   50,183
  Depreciation                                                              855,866                  610,389
  General and administrative                                                 72,032                  134,748
  Loss on disposal of furniture and equipment                                29,886                   --
                                                                         ----------               ----------
Total expenses:                                                           1,178,258                  886,843

Income from operations                                                    1,557,285                1,028,747
Interest expense, net of capitalized amounts                                346,416                  690,243
                                                                         ----------               ----------
Income before extraordinary loss                                          1,210,869                  338,504
Extraordinary loss                                                          689,542                   --
                                                                         ----------               ----------

Net income                                                               $  521,327               $  338,504
                                                                         ==========               ==========
Per Common equivalent share:
                                                                         ==========               ==========
 Income before extraordinary loss                                              $.15                     $.09
                                                                         ==========               ==========
 Net income                                                                    $.06                     $.09
                                                                         ==========               ==========
 Dividends paid                                                                $.22                     $.21
                                                                         ==========               ==========





See notes to condensed consolidated financial statements.

                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           FOR THE THREE MONTH PERIOD ENDED
                                                                                       MARCH 31
                                                                          ----------------------------------
                                                                            1997                      1996
                                                                          --------                  --------
Net income                                                              $  521,327                $  338,504
Adjustments to reconcile net income to net cash
provided by operating activities:
    Extraordinary item                                                     596,526                   --
    Depreciation and amortization                                          878,217                   647,650
    Loss on disposal of furniture and equipment                             29,886                   --
    Stock option and other expenses                                         22,063                    19,096
    Changes in assets and liabilities increasing
    (decreasing) cash:
       Lease revenue receivable                                           (711,753)                 (191,871)
       Prepaid expenses and other assets                                    47,337                   (48,221)
       Accounts receivable from and
         advances to affiliates                                         (1,318,001)                   --
       Accounts payable                                                     64,150                   177,288
       Accounts payable to affiliates                                     (633,460)                 (417,663)
       Accrued interest                                                    (77,815)                  (30,693)
       Accrued property taxes and other
          accrued liabilities                                                8,707                    86,265
                                                                        ----------                ----------
Net cash provided by operating activities                                 (572,816)                  580,355

Investing activities
Additions to property and equipment                                     (4,587,637)               (4,327,516)
                                                                        ----------                ----------

Net cash used in investing activities                                   (4,587,637)               (4,327,516)



See notes to condensed consolidated financial statements.

                               JAMESON INNS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED

                                                   FOR THE THREE MONTH PERIOD ENDED
                                                              MARCH 31
                                                  -----------------------------------
                                                      1997                 1996
                                                  ------------        ---------------
Financing activities
Common stock dividends paid                        (1,620,831)            (811,399)
Proceeds from issuance of common stock             25,977,954               24,002
Proceeds from exercise of stock options                71,887               72,141
Change in deferred offering costs                          --             (222,091)
Proceeds from long-term debt                        6,256,777            8,994,309
Payment of deferred finance costs                     (90,554)            (347,162)
Payments on long-term debt                        (25,643,692)          (3,935,909)
                                                 ------------         ------------
Net cash provided by financing activities           4,951,541            3,773,891
                                                 ------------         ------------


Net increase (decrease) in cash                      (208,912)              26,730
Cash at beginning of period                           208,912              235,254
                                                 ------------         ------------
Cash at end of period                            $         --         $    261,984
                                                 ============         ============


See notes to condensed consolidated financial statements.

                               JAMESON INNS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At March 31, 1997, the Company had a total of 68 Inns either in operation or under development, including 46 Inns in operation (2,227 available rooms), 13 Inns under construction and contracts to acquire nine parcels of land on which additional Inns are expected to be constructed during 1997 or 1998. In addition, at that date, one of the Inns in operation was undergoing expansion. Upon completion of these projects, the Company will have 3,147 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996.


2.   STOCKHOLDERS' EQUITY

On March 10, 1997, the Company completed the sale of 2,300,000 newly issued shares of common stock at $12 per share before underwriting discounts and expenses. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. The Company recorded an extraordinary loss of $689,542 due to prepayment penalties and the writeoff of unamortized deferred finance costs.


3.   EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board released Statement No. 128, Earnings Per Share, which generally simplifies the calculation of earnings per share. The Company will adopt the new standard in 1998, as required; however, the effect has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At March 31, 1997, the Company had a total of 68 Inns either in operation or under development, including 46 Inns in operation (2,227 available rooms), 13 Inns under construction and contracts to acquire nine parcels of land on which additional Inns are expected to be constructed during 1997 or 1998. In addition, at that date, one of the Inns in operation was undergoing expansion. Upon completion of these projects, the Company expects to have 3,147 available rooms.

The Company's primary source of revenue is rent payments by Jameson Operating Company (the "Operator") under a master lease (the "Lease") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of Base Rent and Percentage Rent. For the quarter ended March 31, 1997, Base Rent and Percentage Rent in the aggregate amount of $2.7 million was earned by the Company. The principal determinant of Percentage Rent is the Operator's Room Revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding the Lease revenue.

The following table shows certain historical financial and other information for the periods indicated.

                                                     THREE MONTH PERIOD ENDED
                                                              MARCH 31
                                                  ------------------------------
                                                    1997                   1996
                                                  -------                -------
     Occupancy rate                                 63.53%                 64.34%
     ADR                                           $45.55                 $43.92
     REVPAR                                        $28.94                 $28.26
     Room Revenues (000s)                          $5,820                 $4,100
     Room nights available                        195,479                140,554
     Room nights occupied                         124,190                 90,437
     Operating Inns (at period end)                    46                     33
     Rooms available (at period end)                2,227                  1,617

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996.

Lease revenue for the Company for the three month period ended March 31, 1997 increased 42% to $2.7 million as compared to $1.9 million for the same period in 1996. The increase was due to the increase in the Operator's Room Revenues.

The number of room nights available increased from 140,554 in 1996 to 195,479 in 1997, or 39%, due to the opening from January 1, 1996 through March 31, 1997 of 14 new 40-room Inns and six 20 to 26 room expansions of existing Inns. The occupancy rate decreased from 64.34% during the first quarter of 1996 to 63.53% during the first quarter of 1997. However, ADR increased 4% from $43.92 in 1996 to $45.55 in 1997. As a result of these three factors, first quarter Room Revenues rose 42%, from $4.1 million for 1996 to $5.8 million in 1997. Same Inn Room Revenues in 1997 versus 1996 grew to $4.3 million from $4.1 million, or 5%. The growth is due to an increase in ADR from $43.92 to $45.06 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 140,474 to 146,600, partially offset by a decrease in the occupancy rate from 64.37% to 63.32% for these Inns for 1997 compared to 1996.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended March 31, 1997 was $72,032, as compared to $134,748 for the three months ended March 31, 1996. The 1997 expense is lower than 1996 due to a lower overhead allocation.

Property taxes and insurance expenses totaled $220,474 for the three month period ended March 31, 1997 compared to $141,706 for the same period in 1996. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $690,243 for the three-month period ended March 31, 1996 to $346,416 for the same period ended March 31, 1997, due to the greater amount of principal indebtedness outstanding in the first quarter of 1996. Debt balances were lower in 1997 due to the $25.6 million payoff in March 1997 and the $30.9 million payoff in April 1996 with proceeds of two equity offerings. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $610,389 to $855,866 for the three month periods ended March 31, 1996 and 1997, respectively, due to an increase in the number of operating Inns.

FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations (FFO) an appropriate measure of an equity REIT's performance. Effective the second quarter of 1995, the Company adopted the March 1995 interpretation of the NAREIT definition of funds from operations which is calculated

(in the Company's case) as net income plus depreciation, loss on disposal of furniture and equipment and extraordinary items, if applicable. The following FFO calculations for both periods follow the new interpretation. Other non-cash expenses such as amortization and stock option expense have not been added back in FFO. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flow as a measure of liquidity.

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                    ----------------------
                                                       1997        1996
                                                    ----------    --------

Net income                                          $  521,327    $338,504

  Depreciation                                         855,866     610,389
  Extraordinary loss                                   689,542       --
  Loss on disposal of furniture and equipment           29,886       --
                                                    ----------    --------

Funds from operations, per March 1995
  NAREIT interpretation                             $2,096,621    $948,893
                                                    ==========    ========

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. On March 10, 1997, the Company completed the sale of 2,300,000 newly issued shares of common stock at $12 per share before underwriting discounts and expenses. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. The Company intends to use future net proceeds, if any, from any sale of securities under such registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At March 31, 1997, the Company had approximately $2.9 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

At March 31, 1997, the Company had a $29 million line of credit (the "Line") convertible in June 1998 to a term note and the entire $29 million was available for borrowing. Loans made under the Line are secured by mortgages on 28 of the Inns. Subsequent to March 31, 1997, the Company increased its Line to approximately $36 million, secured by mortgages on 31 of the Inns, and extended the interest-only period to June 1999, at which time the Line is convertible to a term note. Construction and long-term mortgages are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the

Company, generally a construction loan for approximately $1.1 million has been obtained. Each construction loan converts to a long-term mortgage upon completion of the Inn without any further action by the Company. As of March 31, 1997, the Company had thirteen Inns unencumbered and available to use as collateral for any additional financing.

The Company expects to continue to develop additional Inns as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company currently is constructing new 40-room Inns in Auburn, Jasper, Oxford, Sylacauga and Tuscaloosa, Alabama; Asheboro, Laurinburg, Sanford and Wilson, North Carolina; Clinton, Decherd and Tullahoma, Tennessee, and a 60-room Inn in Warner Robins, Georgia. The total turnkey construction price for the Inns currently under construction is $18.2 million, of which approximately $3 million had been expended at March 31, 1997. The Company is also currently expanding the Inn in Gaffney, South Carolina. The Company may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid and such illiquidity is further increased by the Inns' location in small communities. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.


FORWARD-LOOKING STATEMENTS

There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c ) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage its business in a cost-effective manner given the increase in the number of Inns; (2) the Operator's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.


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

                                               THREE MONTH PERIOD ENDED
                                                       MARCH 31
                                               -------------------------
                                                   1997        1996
                                               ----------    -----------
Room revenues as defined by Lease              $5,820,328    $4,099,604
Operating expenses                             (3,078,100)   (2,181,958)
Lease expense to Jameson Inns, Inc.            (2,735,543)   (1,915,590)
                                               ----------    ----------

Income before income taxes                     $    6,685    $    2,056
                                               ==========    ==========

DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share for the common stock since January 1, 1995.

        First Quarter, 1995                             $ .19*
        Second Quarter, 1995                              .21
        Third Quarter, 1995                               .21
        Fourth Quarter, 1995                              .21

        First Quarter, 1996                               .21
        Second Quarter, 1996                              .22
        Third Quarter, 1996                               .22
        Fourth Quarter, 1996                              .22

        First Quarter, 1997                               .22**

 * Includes $.07 declared for the period January 1 to February 2, 1995 and $.12 declared for the period February 3 to March 31, 1995.

** On April 25, 1997, the Company declared this dividend, which is payable on May 22, 1997 to shareholders of record on May 5, 1997.

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         On March 7, 1997, the Company filed a current report on Form 8-K reporting the execution by the Company of an underwriting agreement with Oppenheimer & Company relating to the March 10, 1997 sale by the Company of 2,300,000 shares of Common Stock.

EXHIBITS

11.1      Earnings per Share

27.1      Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Jameson Inns, Inc.
                                 (Registrant)



Dated:  May 14, 1997             By: /s/ Thomas W. Kitchin
                                     --------------------------------------
                                     Thomas W. Kitchin
                                     President and Chief Executive Officer




Dated:  May 14, 1997             By: /s/ Craig R. Kitchin
                                     --------------------------------------
                                     Craig R. Kitchin
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                                                   Page
-------                                                                  ----

11.1   -   Statement Re:  Per Share Earnings ...........................

27.1   -   Financial Data Schedule .....................................