Form 10-Q
period 1997-06-30
JAMESON INNS INC
filed 1997-08-19
CIK 914373

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549
                             ----------------------


                                    Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act of 1934  For the  Transition  Period  From          to
                                                         --------    --------.

                         Commission file number 0-23256
                         ------------------------------


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


                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X   Yes     No
                                  -----   -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 9,732,084 shares outstanding as of July 30, 1997.

INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited)
         and December 31, 1996.................................................3

         Condensed Consolidated Statements of Income for the Three Month
         Periods Ended June 30, 1997 and 1996(unaudited).......................4

         Condensed Consolidated Statements of Income for the Six Month
         Periods Ended June 30, 1997 and 1996 (unaudited)......................5

         Condensed Consolidated Statements of Cash Flows for the Six Month
         Periods Ended June 30, 1997 and 1996 (unaudited)......................6

         Notes to Condensed Consolidated Financial Statements (unaudited)......8


     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
              AND RESULTS OF OPERATIONS........................................9

PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................17

     SIGNATURES...............................................................18

     EXHIBITS


ITEM 1.  FINANCIAL STATEMENTS

                               JAMESON INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,       December 31,
                                                      1997             1996
                                                  -----------       ------------
                                                   (Unaudited)
ASSETS
Property and equipment, at cost                   $94,993,895       $80,816,228
Less accumulated depreciation                     (10,635,240)       (9,205,591)
                                                  -----------       -----------
                                                   84,358,655        71,610,637

Cash                                                  226,054           208,912
Lease revenue receivable                            1,544,803           684,625
Prepaid expenses                                      102,675            98,794
Deferred finance costs, net                           763,112         1,197,205
Other assets                                           46,598           184,784
                                                  -----------       -----------
                                                  $87,041,897       $73,984,957
                                                  ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                            $ 9,875,358       $22,317,206
Accounts payable                                       14,767            20,121
Accounts payable to affiliates                      1,082,315           633,460
Accrued interest                                       41,455           120,543
Accrued property taxes                                295,531            97,515
Other accrued liabilities                               3,203            33,154
                                                   -----------      -----------
                                                   11,312,629        23,221,999

Stockholders' equity:
  Preferred stock, $1 par value, 100,000 shares
    authorized, no shares issued and outstanding        --               --
  Common stock, $.10 par value, 20,000,000 shares
    authorized, 9,727,960 (7,357,471 in 1996) shares
    issued and outstanding                            972,796           735,747
  Contributed capital                              75,783,463        51,054,202
  Retained deficit                                 (1,026,991)       (1,026,991)
                                                   ----------       -----------
Total stockholders' equity                         75,729,268        50,762,958
                                                   ----------       -----------
                                                  $87,041,897       $73,984,957
                                                  ===========       ===========

See notes to condensed consolidated financial statements.

                            JAMESON INNS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                For the Three Month Period Ended
                                                             June 30
                                                 -------------------------------
                                                     1997               1996
                                                  -----------        -----------
Lease revenue                                      $3,242,524        $2,427,100

Expenses:
   Property tax expense                               167,099           100,289
   Insurance expense                                  102,251            63,947
   Depreciation                                       928,522           640,284
   General and administrative                          86,048           180,193
   Loss on disposal of furniture and equipment         48,238              --
                                                   ----------        ----------
Total expenses:                                     1,332,158           984,713

                                                   ----------        ----------
Income from operations                              1,910,366         1,442,387
Interest expense, net of capitalized amounts           21,305           275,736
                                                   ----------        ----------
Income before extraordinary loss                    1,889,061         1,166,651
Extraordinary loss                                      --              989,376
                                                   ----------        ----------

Net income                                         $1,889,061        $  177,275
                                                   ==========        ==========

Per common and common equivalent share:
   Income before extraordinary loss                      $.19              $.18
                                                   ==========        ==========
   Net income                                            $.19              $.03
                                                   ==========        ==========
   Dividends paid                                        $.22              $.21
                                                   ==========        ==========




See notes to condensed consolidated financial statements.


                               JAMESON INNS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                  For the Six Month Period Ended
                                                             June 30
                                                   -----------------------------
                                                       1997              1996
                                                    ----------        ----------
Lease revenue                                       $5,978,067       $4,342,690

Expenses:
   Property tax expense                                294,169          191,812
   Insurance expense                                   195,655          114,130
   Depreciation                                      1,784,388        1,250,673
   General and administrative                          158,080          314,941
   Loss on disposal of furniture and equipment          78,124             --
                                                    ----------       ----------
Total expenses:                                      2,510,416        1,871,556

                                                    ----------       ----------
Income from operations                               3,467,651        2,471,134
Interest expense, net of capitalized amounts           367,721          965,979
                                                    ----------       ----------
Income before extraordinary loss                     3,099,930        1,505,155
Extraordinary loss                                     689,542          989,376
                                                    ----------       ----------
Net income                                          $2,410,388       $  515,779
                                                    ==========       ==========


Per common and common equivalent share:
   Income before extraordinary loss                       $.35             $.29
                                                    ==========       ==========
   Net income                                             $.27             $.10
                                                    ==========       ==========
   Dividends paid                                         $.44             $.42
                                                    ==========       ==========


See notes to condensed consolidated financial statements.


                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  For the Six Month Period Ended
                                                             June 30
                                                   -----------------------------
                                                       1997              1996
                                                    ----------        ----------
Net income                                         $ 2,410,388       $  515,779
Adjustments to reconcile net income to net cash
provided by operating activities:
    Extraordinary item                                 689,542          989,376
    Depreciation and amortization                    1,820,732        1,307,245
    Loss on disposal of furniture and equipment         78,123            --
    Stock option and other expenses                     37,424           36,623
    Changes in assets and liabilities increasing
    (decreasing) cash:
    Lease revenue receivable                          (860,179)        (287,749)
       Prepaid expenses and other assets               134,305         (151,489)
       Accounts payable                                 (5,354)         205,472
       Accounts payable to affiliates                  448,855          (35,553)
       Accrued interest                                (79,088)        (135,409)
       Accrued property taxes and other
          accrued liabilities                          168,065          178,559
                                                   -----------      -----------
Net cash provided by operating activities            4,842,813        2,622,854

Investing activities
Additions to property and equipment                (14,610,530)      (9,472,778)
                                                   -----------      -----------

Net cash used in investing activities              (14,610,530)      (9,472,778)


See notes to condensed consolidated financial statements.


                               JAMESON INNS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED

                                                  For the Six Month Period Ended
                                                             June 30
                                                   -----------------------------
                                                        1997             1996
                                                     -----------      ----------
Financing activities
Common stock dividends paid                          (3,755,491)     (2,333,567)
Proceeds from issuance of common stock               25,997,681      30,899,103
Proceeds from exercise of stock options                 276,308         110,224
Proceeds from long-term debt                         13,979,682      14,222,365
Payment of deferred finance costs                      (198,775)       (755,755)
Payments on long-term debt                          (26,421,530)    (35,296,899)
Prepayment penalties on early extinguishment
of debt                                                 (93,016)         --
                                                    ------------    -----------

Net cash provided by financing activities             9,784,859       6,845,471
                                                    ------------    -----------
Net increase (decrease) in cash                          17,142          (4,453)
Cash at beginning of period                             208,912         235,254
                                                    ------------    -----------
Cash at end of period                               $   226,054     $   230,801
                                                    ============    ===========

See notes to condensed consolidated financial statements.


                               JAMESON INNS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered Real Estate Investment Trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)". At June 30, 1997, the Company had a total of 71 Inns either in operation or under development, including 50 Inns in operation (2,407 available rooms), 15 Inns under construction and contracts to acquire 6 parcels of land on which additional Inns are expected to be constructed during 1997 or 1998. Upon completion of these projects, the Company will have 3,287 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period or six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996.

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

3. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board released Statement No. 128, Earnings Per Share, which generally simplifies the calculation of earnings per share. The Company will adopt the new standard in fourth quarter 1997, as required; however, the effect is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At June 30, 1997, the Company had a total of 71 Inns either in operation or under development, including 50 Inns in operation (2,407 available rooms), 15 Inns under construction and contracts to acquire 6 parcels of land on which additional Inns are expected to be constructed during 1997 or 1998. Upon completion of these projects, the Company expects to have 3,287 available rooms.

The Company's primary source of revenue is rent payments by Jameson Operating Company (the "Operator") under a master lease (the "Lease") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of Base Rent and Percentage Rent. For the quarter ended June 30, 1997, Base Rent and Percentage Rent in the aggregate amount of $3.2 million was earned by the Company. The principal determinant of Percentage Rent is the Operator's Room Revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding the Lease revenue.

The following table shows certain historical financial and other information for the periods indicated.

                                                       Three month period ended
                                                               June 30
                                                --------------------------------
                                                       1997              1996
                                                   -----------        ----------
     Occupancy rate                                   68.79%             72.52%
     ADR                                           $  47.32            $  45.14
     REVPAR                                        $  32.55            $  32.74
     Room Revenues (000s)                          $  6,899            $  5,164
     Room nights available                          207,188             154,017
     Room nights occupied                           142,516             111,698
     Operating Inns (at period end)                      50                  35
     Rooms available (at period end)                  2,407               1,717


                                                         Six month period ended
                                                                  June 30
                                                        ------------------------
                                                           1997          1996
                                                        ----------     ---------
     Occupancy rate                                       66.23%          68.62%
     ADR                                               $  46.50        $  44.59
     REVPAR                                            $  30.80        $  30.60
     Room Revenues (000s)                              $ 12,719        $  9,264
     Room nights available                              402,667         294,571
     Room nights occupied                               266,706         202,135
     Operating Inns (at period end)                          50              35
     Rooms available (at period end)                      2,407           1,717


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996.

Lease revenue for the Company for the three month period ended June 30, 1997 increased 33% to $3.2 million as compared to $2.4 million for the same period in 1996. The increase was due to the increase in the Operator's Room Revenues.

The number of room nights available increased from 154,017 in 1996 to 207,188 in 1997, or 35%, due to the opening from January 1, 1996 through June 30, 1997 of 18 new 40-room Inns and seven 20- to 26-room expansions of existing Inns.
The occupancy rate decreased from 72.52% during the second quarter of 1996 to 68.79% during the second quarter of 1997, as a result of the expansion of certain higher occupancy inns and increased competition in certain markets. However, ADR increased 5% from $45.14 in 1996 to $47.32 in 1997. As a result of these three factors, second quarter Room Revenues rose 33%, from $5.2 million for 1996 to $6.9 million in 1997. Same Inn Room Revenues in 1997 versus 1996 grew to $5.1 million from $5.0 million, or 2%. The growth is due to an increase in ADR from $45.08 to $46.79 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 151,137 to 157,069, partially offset by a decrease in the occupancy rate from 72.33% to 67.95% for these Inns for 1997 compared to 1996.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended June 30, 1997 was $86,048, as compared to $180,193 for the three months ended June 30, 1996. The reduction in the 1997 expense as compared to 1996 is attributable in part to less time spent on REIT activities resulting in lower allocated overhead charges.

Property taxes and insurance expenses totaled $269,350 for the three month period ended June 30, 1997 compared to $164,236 for the same period in 1996. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $275,736 for the three-month period ended June 30, 1996 to $21,305 for the same period ended June 30, 1997, due to the greater amount of average principal indebtedness outstanding in the second quarter of 1996. Interest expense amounts are net of interest capitalized in the cost of new Inn development.

Depreciation expense increased from $640,284 to $928,522 for the three month periods ended June 30, 1996 and 1997, respectively, due to an increase in the number of operating Inns.


Comparison of the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996.

Lease revenue for the Company for the six month period ended June 30, 1997 increased 40% to $6.0 million as compared to $4.3 million for the same period in 1996. The increase was due to the increase in the Operator's Room Revenues.

The number of room nights available increased from 294,571 in 1996 to 402,667 in 1997, or 37%, due to the opening from January 1, 1996 through June 30, 1997 of eighteen new 40-room Inns and seven 20- to 26-room expansions of existing Inns. The occupancy rate decreased from 68.62% to 66.23% for 1996 and 1997, respectively as a result of the expansion of certain higher occupancy inns and increased competition in certain markets. However, ADR increased 4% from $44.59 in 1996 to $46.50 in 1997. As a result of these three factors, Room Revenues rose 37%, from $9.3 million for 1996 to $12.7 million in 1997. Same Inn Room Revenues in 1997 versus 1996 grew to $9.2 million from $8.9 million, or 3%. The growth is due to an increase in ADR from $44.48 to $45.97 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 284,331 to 296,389, partially offset by a decrease in the occupancy rate from 68.69% to 65.58% for these Inns for 1997 compared to 1996.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the six months ended June 30, 1997 was $158,080, as compared to $314,941 for the six months ended June 30, 1996. The reduction in the 1997 expense as compared to 1996 is attributable in part to less time spent on REIT activities resulting in lower allocated overhead charges.

Property taxes and insurance expenses totaled $489,824 for the six month period ended June 30, 1997 compared to $305,942 for the same period in 1996. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $965,979 for the six-month period ended June 30, 1996 to $367,72l for the same period ended June 30, 1997, due to the greater amount of average principal indebtedness outstanding during 1996. Interest expense amounts are net of interest capitalized in the cost of new Inn development.

Depreciation expense increased from $1,250,673 to $1,784,388 for the six month periods ended June 30, 1996 and 1997, respectively, due to an increase in the number of operating Inns.


FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations (FFO) an appropriate measure of an equity REIT's performance. The Company uses the March 1995 interpretation of the NAREIT definition of funds from operations which is calculated (in the Company's case) as net income plus depreciation, loss on disposal of furniture and equipment and extraordinary items, if applicable. Other non-cash expenses such as amortization and stock option expense have not been added back in FFO. The Company's method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs. Funds from operations should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flow as a measure of liquidity.

                                                           Three months ended
                                                                 June 30
                                                      --------------------------
                                                          1997           1996
                                                       ----------     ----------
Net income                                             $1,889,061    $  177,275

  Depreciation                                            928,522       640,284
  Extraordinary loss                                        --          989,376
  Loss on disposal of furniture and equipment              48,238         --
                                                       ----------    ----------
Funds from operations                                  $2,865,821    $1,806,935
                                                       ==========    ==========


                                                            Six months ended
                                                                 June 30
                                                         -----------------------
                                                            1997        1996
                                                         ---------    ---------
Net income                                             $2,410,388    $  515,779

  Depreciation                                          1,784,388     1,250,673
  Extraordinary loss                                      689,542       989,376
  Loss on disposal of furniture and equipment              78,124        --
                                                       ----------    ----------
Funds from operations                                  $4,962,442    $2,755,828
                                                       ==========    ==========

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

Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At June 30, 1997, the Company had approximately $9.9 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

At June 30, 1997, the Company had a $36 million line of credit (the "Line") convertible in June 1999 to a term note and approximately $34 million was available for borrowing. Loans made under the Line are secured by mortgages on 30 of the Inns. Construction and long-term mortgages are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the Company, generally a construction loan for approximately $1.1 million has been obtained. Each construction loan converts to a long-term mortgage upon completion of the Inn without any further action by the Company. As of June 30, 1997, the Company had 15 Inns unencumbered and available to use as collateral for any additional financing.

The  Company  expects  to  continue  to  develop  additional  Inns  as  suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company currently is constructing a new 40-room Inn in Auburn, Jasper, Sylacauga, and Tuscaloosa, Alabama; Dublin, Macon, and Perry, Georgia; Asheboro, Dunn, Sanford, and Wilson, North Carolina; Duncan, South Carolina; and Clinton, Tennessee; and a 60-room Inn in Warner Robbins, Georgia and Johnson City, Tennessee. The expected construction price for the Inns currently under construction is $20.9 million, of which approximately $5.4 million had been expended at June 30, 1997. The Company may in the future expand Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

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

                                                       Three month period ended
                                                                June 30
                                                      -------------------------
                                                         1997          1996*
                                                       ---------     --------
Room revenues as defined by Lease                     $ 6,898,964   $ 5,163,930
Operating expenses                                     (3,541,667)   (2,678,970)
Lease expense to Jameson Inns, Inc.                    (3,242,524)   (2,427,100)
                                                      -----------   -----------
Income before income taxes                            $   114,773   $    57,860
                                                      ===========   ===========



                                                       Six month period ended
                                                               June 30
                                                      -------------------------
                                                         1997          1996*
                                                       --------      --------
Room revenues as defined by Lease                    $12,719,292    $ 9,263,534
Operating expenses                                    (6,619,767)    (4,860,928)
Lease expense to Jameson Inns, Inc.                   (5,978,067)    (4,342,690)
                                                     -----------    -----------
Income before income taxes                           $   121,458    $    59,916
                                                     ===========    ===========

* Restated to reflect changes in accounting for linen inventory provided by Jameson Development Company. See Note 6 to audited financial statements of the Operator filed in the Company's 1996 Form 10-K/A1.

DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share of common stock since January 1, 1995.

                        First Quarter, 1995                 $ .19*
                        Second Quarter, 1995                  .21
                        Third Quarter, 1995                   .21
                        Fourth Quarter, 1995                  .21


                        First Quarter, 1996                   .21
                        Second Quarter, 1996                  .22
                        Third Quarter, 1996                   .22
                        Fourth Quarter, 1996                  .22


                        First Quarter, 1997                   .22
                        Second Quarter, 1997                  .22**

* Includes $.07 declared for the period January 1 to February 2, 1995 and $.12 declared for the period February 3 to March 31, 1995.

** On July 21, 1997, the Company declared this dividend, which is payable on August 20, 1997 to shareholders of record on August 4, 1997.


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

PART II

OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the annual stockholder's meeting held June 21, 1997, the following matters were submitted to a vote of the Company's stockholders and the stockholders voted as follows:

     1. Robert D. Hisrich and Thomas J. O'Haren were elected as directors for a three year term. The terms of office as directors for Michael E. Lawrence and Thomas W. Kitchin continued after the meeting. There were 9,014,674 votes cast in favor of the election of Mr. Hisrich and 50,126 votes to withhold authority to vote for Mr. Hisrich. There were 9,021,624 votes cast in favor of the election of Mr. O'Haren and 43,176 votes to withhold authority to vote for Mr. O'Haren. There were no broker non-votes.

     2. The selection of the accounting firm of Ernst & Young, LLP was ratified as the independent auditor of the Company's financial statements for the fiscal year ending December 31, 1997. There were 9,007,543 votes cast in favor of the proposal, 10,140 votes cast against the proposal and 47,116 votes abstained. There were no broker non-votes.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

EXHIBITS
11.1       Earnings per Share

27.1       Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Jameson Inns, Inc.
                                      (Registrant)



Dated:  August 13, 1997               By:  /s/ Thomas W. Kitchin
                                           -------------------------------------
                                           Thomas W. Kitchin
                                           President and Chief Executive Officer




Dated:  August 13, 1997               By:  /s/ Craig R. Kitchin
                                           -------------------------------------
                                           Craig R. Kitchin
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS



Exhibit
Number                                                                    Page
------                                                                   ------

11.1  -  Earnings per Share .................................................

27.1  -  Financial Data Schedule ............................................

Exhibit 11.1  Statement Re: Per-Share Earnings

                                                    Three month period ended
                                                            June 30
                                                    --------------------------
                                                        1997            1996
                                                     ----------      ----------
Average shares and common stock
 equivalents outstanding                             9,706,959        6,397,012
Net effect of dilutive stock options
   based on the treasury stock method                  136,827           29,083
                                                    ----------       ----------
                                                     9,843,785        6,426,096
                                                    ==========       ==========
Net income                                          $1,889,061       $  177,275
                                                    ==========       ==========
Extraordinary loss                                  $   --           $  989,376
                                                    ==========       ==========

Per common and common equivalent share:
   Income before extraordinary loss                       $.19             $.18
   Extraordinary loss                                      --              (.15)
                                                    ----------       ----------
Net income                                                $.19             $.03
                                                    ==========       ==========

                                                       Six month period ended
                                                             June 30
                                                     --------------------------
                                                         1997            1996
                                                      ---------       ---------
Average shares and common stock
   equivalents outstanding                           8,811,702        5,130,905
Net effect of dilutive stock options
   based on the treasury stock method                  155,598           29,389
                                                    ----------       ----------
                                                     8,967,300        5,160,294
                                                    ==========       ==========
Net income                                          $2,410,388       $  515,779
                                                    ==========       ==========
Extraordinary loss                                  $  689,542       $  989,376
                                                    ==========       ==========
Per common and common equivalent share:
   Income before extraordinary loss                       $.35             $.29
   Extraordinary loss                                     (.08)            (.19)
                                                    ----------       ----------
Net income                                                $.27             $.10
                                                    ==========       ==========