Form 10-Q
period 1997-09-30
JAMESON INNS INC
filed 1997-11-06
CIK 914373

United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549
                            -----------------------


                                   Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997 or

[ ]  Transition  Report
Pursuant to Section 13 or 15(d) of the  Securities  Exchange Act of 1934 For the
Transition Period From                to               .
                       --------------    --------------

                         Commission file number 0-23256
                         ------------------------------


                               JAMESON INNS, INC.
             (Exact name of registrant as specified in its Articles)
                               ------------------

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


                -----------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    Yes           No
                                  ---------     ---------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 9,757,576 shares outstanding as of October 10, 1997.

INDEX

PART I.  FINANCIAL  INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Condensed  Consolidated  Balance  Sheets  as  of  September  30,  1997
          (unaudited) and December 31, 1996....................................3

          Condensed  Consolidated  Statements  of  Income  for the  Three  Month
          Periods Ended September 30, 1997 and 1996 (unaudited)................4

          Condensed Consolidated Statements of Income for the Nine Month Periods
          Ended September 30, 1997 and 1996 (unaudited)........................5

          Condensed  Consolidated  Statements  of Cash  Flows for the Nine Month
          Periods Ended September 30, 1997 and 1996 (unaudited)................6

          Notes to Condensed Consolidated Financial Statements (unaudited).....8

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              RESULTS OF OPERATIONS............................................9

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................17

     SIGNATURES...............................................................18

     EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                               Jameson Inns, Inc.
                      Condensed Consolidated Balance Sheets

                                               September 30,       December 31,
                                                   1997                1996
                                              -------------        ------------
                                              (Unaudited)
ASSETS
Property, equipment and construction in
progress, at cost                              $103,695,621         $80,816,228
Less accumulated depreciation                   (11,538,127)         (9,205,591)
                                                -----------         -----------
                                                 92,157,494          71,610,637

Cash                                                 81,886             208,912
Lease revenue receivable                          1,843,829             684,625
Prepaid expenses                                    124,245              98,794
Deferred finance costs, net                         761,144           1,197,205
Other assets                                         81,971             184,784
                                                -----------         -----------
                                                $95,050,569         $73,984,957
                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                          $16,806,220         $22,317,206
Accounts payable                                     46,544              20,121
Accounts payable to affiliates                    2,067,557             633,460
Accrued interest                                     77,077             120,543
Accrued property taxes                              443,739              97,515
Other accrued liabilities                              --                33,154
                                                -----------         -----------
                                                 19,441,137          23,221,999

Stockholders' equity:
Preferred stock, $1 par value, 100,000 shares
authorized, no shares issued and outstanding          --                 --
Common stock, $.10 par value, 20,000,000 shares
authorized, 9,749,242 (7,357,471 in 1996) shares
issued and outstanding                              974,924             735,747
Contributed capital                              75,661,499          51,054,202
Retained deficit                                 (1,026,991)         (1,026,991)
                                                -----------         -----------
Total stockholders' equity                       75,609,432          50,762,958
                                                -----------         -----------
                                                $95,050,569         $73,984,957
                                                ===========         ===========

See notes to condensed consolidated financial statements.


                               Jameson Inns, Inc.
             Condensed Consolidated Statements of Income (Unaudited)

                                               For the Three Month Period Ended
                                                          September 30
                                               --------------------------------
                                                     1997              1996
                                                  -----------        ----------
Lease revenue                                     $3,554,015         $2,668,378

Expenses:
   Property tax expense                              187,979            106,151
   Insurance expense                                 109,270             82,213
   Depreciation                                      979,002            687,444
   General and administrative                        103,893            168,402
   Loss on disposal of furniture and equipment        33,839              --
                                                  ----------         ----------
Total expenses                                     1,413,983          1,044,210

Income from operations                             2,140,032          1,624,168
Interest expense, net of capitalized amounts         127,769            180,838
                                                  ----------         ----------

Net income                                        $2,012,263         $1,443,330
                                                  ==========         ==========
Per common and common equivalent share:
   Net income                                           $.20               $.20
                                                  ==========         ==========
   Dividends paid                                       $.23               $.22
                                                  ==========         ==========


See notes to condensed consolidated financial statements.

                               Jameson Inns, Inc.
            Condensed Consolidated Statements of Income (Unaudited)
                                                For the Nine Month Period Ended
                                                         September 30
                                                -------------------------------
                                                     1997               1996
                                                  ----------         ----------
Lease revenue                                     $9,532,082         $7,011,068

Expenses:
   Property tax expense                              482,148            297,963
   Insurance expense                                 304,925            196,343
   Depreciation                                    2,763,390          1,938,117
   General and administrative                        261,973            483,343
   Loss on disposal of furniture and equipment       111,963               --
                                                  ----------         ----------
Total expenses                                     3,924,399          2,915,766

Income from operations                             5,607,683          4,095,302
Interest expense, net of capitalized amounts         495,490          1,146,817
                                                  ----------         ----------
Income before extraordinary loss                   5,112,193          2,948,485
Extraordinary loss                                   689,542            989,376
                                                  ----------         ----------

Net income                                        $4,422,651         $1,959,109
                                                  ==========         ==========

Per common and common equivalent share:
   Income before extraordinary loss                     $.55               $.50
                                                  ==========         ==========
   Net income                                           $.48               $.33
                                                  ==========         ==========
   Dividends paid                                       $.67               $.64
                                                  ==========         ==========



See notes to condensed consolidated financial statements.

                               Jameson Inns, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                For the Nine Month Period Ended
                                                         September 30
                                                -------------------------------
                                                     1997               1996
                                                  ----------         ----------
Net income                                        $4,422,651         $1,959,109
Adjustments to reconcile net income to net cash
provided by operating activities:
    Extraordinary item                               689,542            989,376
    Depreciation and amortization                  2,820,437          2,011,177
    Loss on disposal of furniture and equipment      111,963              --
    Stock option and other expenses                   37,424             55,719
    Changes in assets and liabilities increasing
    (decreasing) cash:
       Lease revenue receivable                   (1,159,205)          (324,406)
       Prepaid expenses and other assets              77,362           (177,167)
       Accounts payable                               26,423            (20,926)
       Accounts payable to affiliates              1,434,097             11,396
       Accrued interest                              (43,466)          (118,005)
       Accrued property taxes and other
          accrued liabilities                        313,070            260,556
                                                  -----------        ----------

Net cash provided by operating activities          8,730,298          4,646,829

Investing activities
Additions to property and equipment              (23,422,211)       (15,426,437)
                                                 -----------        -----------

Net cash used in investing activities            (23,422,211)       (15,426,437)




See notes to condensed consolidated financial statements.

                               Jameson Inns, Inc.
      Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

                                                For the Nine Month Period Ended
                                                         September 30
                                                -------------------------------
                                                     1997               1996
                                                  -----------        ----------
Financing activities
Common stock dividends paid                       (5,997,060)        (3,944,223)
Proceeds from issuance of common stock            26,051,969         31,064,130
Proceeds from exercise of stock options              331,490            181,389
Proceeds from long-term debt                      20,920,546         19,812,732
Payment of deferred finance costs                   (217,510)          (879,565)
Payments on long-term debt                       (26,431,532)       (35,331,228)
Prepayment penalties on early extinguishment
of debt                                              (93,016)            --
                                                 -----------        -----------

Net cash provided by financing activities         14,564,887         10,903,235
                                                 -----------        -----------

Net increase (decrease) in cash                     (127,026)           123,627
Cash at beginning of period                          208,912            235,254
                                                 -----------        -----------

Cash at end of period                                $81,886           $358,881
                                                 ===========        ===========

See notes to condensed consolidated financial statements.

                               Jameson Inns, Inc.

              Notes to Condensed Consolidated Financial Statements

1.  Business and Basis of Financial Statements

Jameson Inns, Inc. (the "Company") is a self-administered Real Estate Investment Trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R) ". At September 30, 1997, the Company had a total of 70 Inns either in operation or under development, including 54 Inns in operation (2,567 available rooms), 13 Inns under construction and contracts to acquire 3 parcels of land on which additional Inns are expected to be constructed during 1998. Upon completion of these projects, the Company will have 3,247 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period or nine month period ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996.

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

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)". At September 30, 1997, the Company had a total of 70 Inns either in operation or under development, including 54 Inns in operation (2,567 available rooms), 13 Inns under construction and contracts to acquire 3 parcels of land on which additional Inns are expected to be constructed during 1998. Upon completion of these projects, the Company expects to have 3,247 available rooms. The Company's primary source of revenue is rent payments by Jameson Operating Company (the "Operator") under a master lease (the "Lease") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of Base Rent and Percentage Rent. For the quarter ended September 30, 1997, Base Rent and Percentage Rent in the aggregate amount of $3.6 million was earned by the Company. The principal determinant of Percentage Rent is the Operator's Room
Revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding the Lease revenue.

The following table shows certain historical, financial and other information for the periods indicated.

                                                       Three month period ended
                                                             September 30
                                                      -------------------------
                                                         1997            1996
                                                       --------        --------
     Occupancy rate                                     68.81%            70.41%
     ADR                                               $47.93            $47.81
     REVPAR                                            $32.98            $33.66
     Room Revenues (000s)                              $7,562            $5,679
     Room nights available                            224,083           164,827
     Room nights occupied                             154,188           116,060
     Operating Inns (at period end)                        54                37
     Rooms available (at period end)                    2,567             1,818



                                                        Nine month period ended
                                                               September 30
                                                       ------------------------
                                                          1997           1996
                                                        --------       --------

     Occupancy rate                                       67.16%          69.26%
     ADR                                                $ 47.02         $ 45.77
     REVPAR                                             $ 31.58         $ 31.70
     Room Revenues (000s)                               $20,281         $14,943
     Room nights available                              626,750         459,398
     Room nights occupied                               420,894         318,195
     Operating Inns (at period end)                          54              37
     Rooms available (at period end)                      2,567           1,818

Results of Operations

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996.

Lease revenue for the Company for the three month period ended September 30, 1997 increased 34% to $3.6 million as compared to $2.7 million for the same period in 1996. The increase was due to the increase in the Operator's Room Revenues.

The number of room nights available increased from 164,827 in 1996 to 224,083 in 1997, or 36%, due to the opening from January 1, 1996 through September 30, 1997 of 22 new 40-room Inns and seven 20- to 26-room expansions of existing Inns. The occupancy rate decreased from 70.41% during the third quarter of 1996 to 68.81% during the third quarter of 1997, as a result of the expansion of certain higher occupancy Inns and increased competition in certain markets. However, ADR increased from $47.81 in 1996 to $47.93 in 1997. As a result of these three factors, third quarter Room Revenues rose 34%, from $5.7 million for 1996 to $7.6 million in 1997. Same Inn Room Revenues in 1997 versus 1996 decreased from $5.1 million to $5.0 million, or 2%. The decrease is due to a decrease in ADR from $47.79 to $47.44 for these Inns, a decrease in the occupancy rate from 70.40% to 67.06% for these Inns, partially offset by an increase in room nights available (due to expansions of certain of these Inns) from 148,347 to 152,431 for 1997 compared to 1996. The decrease in ADR is due to higher than normal ADRs during the 1996 Summer Olympic Games.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended September 30, 1997 was $103,893, as compared to $168,402 for the three months ended September 30, 1996. The reduction in the 1997 expense as compared to 1996 is attributable to lower costs and less time spent on REIT activities resulting in lower allocated overhead charges.

Property taxes and insurance expenses totaled $297,249 for the three month period ended September 30, 1997 compared to $188,364 for the same period in 1996. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $180,838 for the three-month period ended September 30, 1996 to $127,769 for the same period ended September 30, 1997, due to the greater amount of average principal indebtedness outstanding in the third quarter of 1996. Interest expense amounts are net of interest capitalized in the cost of new Inn development.

Depreciation expense increased from $687,444 to $979,002 for the three month periods ended September 30, 1996 and 1997, respectively, due to an increase in the number of operating Inns.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996.

Lease revenue for the Company for the nine month period ended September 30, 1997 increased 36% to $9.5 million as compared to $7.0 million for the same period in 1996. The increase was due to the increase in the Operator's Room Revenues.

The number of room nights available increased from 459,398 in 1996 to 626,750 in 1997, or 37%, due to the opening from January 1, 1996 through September 30, 1997 of 22 new 40-room Inns and seven 20- to 26-room expansions of existing Inns. The occupancy rate decreased from 69.26% to 67.16% for 1996 and 1997, respectively as a result of the expansion of certain higher occupancy Inns and increased competition in certain markets. However, ADR increased 3% from $45.77 in 1996 to $47.02 in 1997. As a result of these three factors, Room Revenues rose 37%, from $14.9 million for 1996 to $20.3 million in 1997. Same Inn Room Revenues in 1997 versus 1996 grew to $14.1 million from $14 million, or 1%. The growth is due to an increase in ADR from $45.63 to $46.48 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 432,678 to 448,820, partially offset by a decrease in the occupancy rate from 69.28% to 66.08% for these Inns for 1997 compared to 1996.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the nine months ended September 30, 1997 was $261,973, as compared to $483,343 for the nine months ended September 30, 1996. The reduction in the 1997 expense as compared to 1996 is attributable to lower costs and less time spent on REIT activities resulting in lower allocated overhead charges.

Property taxes and insurance expenses totaled $787,073 for the nine month period ended September 30, 1997 compared to $494,306 for the same period in 1996. The increase is attributable to the increase in number of Inns.

Interest expense decreased from $1,146,817 for the nine month period ended September 30, 1996 to $495,490 for the same period ended September 30, 1997, due to the greater amount of average principal indebtedness outstanding during 1996. Interest expense amounts are net of interest capitalized in the cost of new Inn development.

Depreciation expense increased from $1,938,117 to $2,763,390 for the nine month periods ended September 30, 1996 and 1997, respectively, due to an increase in the number of operating Inns.

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

                                                      Three month period ended
                                                             September 30
                                                     --------------------------
                                                         1997           1996
                                                      ----------     ----------
Net income                                           $2,012,263      $1,443,330
  Depreciation                                          979,002         687,444
  Loss on disposal of furniture and equipment            33,839           --
                                                     ----------      ----------
Funds from operations                                $3,025,104      $2,130,774
                                                     ==========      ==========

                                                        Nine month period ended
                                                             September 30
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Net income                                           $4,422,651      $1,959,109
  Depreciation                                        2,763,390       1,938,117
  Extraordinary loss                                    689,542         989,376
  Loss on disposal of furniture and equipment           111,963           --
                                                     ----------      ----------

Funds from operations                                $7,987,546      $4,886,602
                                                     ==========      ==========

Liquidity and Capital Resources

In January 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. On March 10, 1997, the Company completed the sale of 2,300,000 newly issued shares of common stock at $12 per share before underwriting discounts and expenses. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. The Company intends to use future net proceeds, if any, from any sale of securities under such registration statement for the repayment  of existing  indebtedness,  working  capital  and  general  corporate
purposes.                                                                   12

Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At September 30, 1997, the Company had approximately $16.8 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

At September 30, 1997, the Company had a $36 million line of credit (the "Line") convertible in June 1999 to a term note and approximately $31.9 million was available for borrowing. Loans made under the Line are secured by mortgages on 31 of the Inns. Construction and long-term mortgages are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the Company, generally a construction loan for approximately $1.1 million has been obtained. Each construction loan converts to a long-term mortgage upon completion of the Inn without any further action by the Company. As of September 30, 1997, the Company had 15 Inns unencumbered and available to use as collateral for any additional financing.

The  Company  expects  to  continue  to  develop  additional  Inns  as  suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company currently is constructing 40-room Inns in Jasper and Sylacauga, Alabama; Macon and Perry, Georgia; Asheboro, Dunn, Smithfield and Wilson, North Carolina; Boiling Springs and Duncan, South Carolina; and Clinton, Tennessee; and 60-room Inns in Warner Robins, Georgia and Johnson City, Tennessee. The expected construction price for the Inns currently under construction is $18.8 million, of which approximately $8 million had been expended at September 30, 1997. The Company may in the future expand Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid and such illiquidity is further increased by the Inns' location in small communities. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.

The  Operator

The Company seeks to enhance Lease revenue by working in a collaborative manner with the Operator. Presently, the Operator also has an exclusive relationship with the Company in that the Operator does not manage any hotel properties other than the Inns. The Company believes this exclusive relationship ensures that the Company's and the Operator's interests are well-aligned. Effective September 12, 1997, the Operator is wholly owned by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company. While the Company does not control the operations of the Operator or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Lease formula allows the Company to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of the Operator. The comparison of revenues of the Operator between the two periods is the same as that described above for the Company.

                                                      Three month period ended
                                                            September 30
                                                     --------------------------
                                                         1997            1996*
                                                      ---------       ---------
Room revenues as defined by Lease                  $ 7,561,733      $ 5,679,432
Operating expenses                                  (3,992,987)      (2,992,641)
Lease expense to Jameson Inns, Inc.                 (3,554,015)      (2,668,378)
                                                    ----------       ----------

Income before income taxes                         $    14,731      $    18,413
                                                   ===========      ===========


                                                      Nine month period ended
                                                            September 30
                                                     --------------------------
                                                         1997           1996*
                                                      ---------       ---------
Room revenues as defined by Lease                   $20,281,025     $14,943,079
Operating expenses                                  (10,612,754)     (7,853,682)
Lease expense to Jameson Inns, Inc.                  (9,532,082)     (7,011,068)
                                                    -----------     -----------

Income before income taxes                          $   136,189     $    78,329
                                                    ===========     ===========

* Restated to reflect changes in accounting for linen inventory provided by Jameson Development Company. See Note 6 to audited financial statements of the Operator filed in the Company's 1996 Form 10-K/A1.

Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share of common stock since January 1, 1995.

                  First Quarter, 1995                           $ .19*
                  Second Quarter, 1995                            .21
                  Third Quarter, 1995                             .21
                  Fourth Quarter, 1995                            .21


                  First Quarter, 1996                             .21
                  Second Quarter, 1996                            .22
                  Third Quarter, 1996                             .22
                  Fourth Quarter, 1996                            .22


                  First Quarter, 1997                             .22
                  Second Quarter, 1997                            .23
                  Third Quarter, 1997                             .23**

* Includes $.07 declared for the period January 1 to February 2, 1995 and $.12 declared for the period February 3 to March 31, 1995.

** On October 22, 1997, the Company declared this dividend, which is payable on November 20, 1997 to shareholders of record on November 3, 1997.

Forward-looking Statements

There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage its business in a cost-effective manner given the increase in the number of Inns; (2) the Operator's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond the control of the Company.
Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. 16

PART II

OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

11.1 Earnings per Share

27.1  Financial Data Schedule


The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Jameson Inns, Inc.
                                    (Registrant)



Dated:  November 6, 1997            By:  /s/ Thomas W. Kitchin
                                    -----------------------------------------
                                        Thomas W. Kitchin
                                        President and Chief Executive Officer



Dated:  November 6, 1997            By:  /s/ Craig R. Kitchin
                                    -----------------------------------------
                                        Craig  R. Kitchin
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                                                     Page
------                                                                     ----


11.1 - Earnings per Share....................................................

27.1 - Financial Data Schedule...............................................


Exhibit 11.1  Statement Re: Per-Share Earnings
                                                     Three month period ended
                                                           September 30
                                                    ---------------------------
                                                         1997           1996
                                                      ----------     ----------
Average shares and common stock
   equivalents outstanding                            9,731,683       7,322,847
Net effect of dilutive stock options
   based on the treasury stock method                   144,667          28,592
                                                     ----------      ----------
                                                      9,876,350       7,351,439
                                                     ==========      ==========

Net income                                           $2,012,263      $1,443,330
                                                     ==========      ==========

Per common and common equivalent share:

Net income                                                 $.20            $.20
                                                     ==========      ==========

                                                      Nine month period ended
                                                            September 30
                                                    ---------------------------
                                                        1997             1996
                                                     ---------        ---------
Average shares and common stock
   equivalents outstanding                           9,124,211        5,866,885
Net effect of dilutive stock options
   based on the treasury stock method                  151,758           28,901
                                                    ----------       ----------
                                                     9,275,969        5,895,786
                                                    ==========       ==========

Net income                                          $4,422,651       $1,959,109
                                                    ==========       ==========

Extraordinary loss                                  $  689,542       $  989,376
                                                    ==========       ==========

Per common and common equivalent share:
   Income before extraordinary loss                       $.55             $.50
   Extraordinary loss                                     (.07)            (.17)
                                                    ----------       ----------

Net income                                                $.48             $.33
                                                    ==========       ==========