Form 10-K
period 1997-12-31
JAMESON INNS INC
filed 1998-02-20
CIK 914373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)  For the fiscal year ended December 31, 1997 or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition from ________________ to __________________

                         Commission File Number: 0-23256

                               JAMESON INNS, INC.
             (Exact name of Registrant as specified in its Articles)

     Georgia                                                                        58-2079583
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

             8 Perimeter Center East, Suite 8050, Atlanta, Georgia  30346-1603
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (770) 901-9020

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

        AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES
          OF THE REGISTRANT AS OF JANUARY 31, 1998:        $110,967,636

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JANUARY 31, 1998 -9,775,295

  DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the annual meeting of stockholders to be held June 20, 1998 are incorporated by reference into Part III.

                                    FORM 10-K
                               JAMESON INNS, INC.
                                  ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1997

                                Table of Contents

                                                                                                                Page
                                                                                                                ----
                                     PART I
Item 1        Business ...........................................................................................1

Item 2        Properties ........................................................................................27

Item 3        Legal Proceedings .................................................................................31

Item 4        Submission of Matters to a Vote of Security Holders ...............................................31


                                     PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters .........................31

Item 6        Selected Financial Data ...........................................................................32

Item 7        Management's Discussion and Analysis of Financial Condition and Results
              of Operations .....................................................................................35

Item 8        Financial Statements and Supplementary Data .......................................................42

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure ........................................................................................42

                                    PART III

Item 10       Directors and Executive Officers of the Registrant ................................................42

Item 11       Executive Compensation ............................................................................42

Item 12       Security Ownership of Certain Beneficial Owners and Management ....................................42

Item 13       Certain Relationships and Related Transactions ....................................................42


                                     PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................42

                               JAMESON INNS, INC.
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

         Jameson Inns, Inc., a Georgia corporation (the "Company"), is a self-administered real estate investment trust ("REIT") headquartered in Atlanta, Georgia which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn(R)." At December 31, 1997, the Company had a total of 84 Inns either in operation or under development, including 62 Inns in operation (2,924 available rooms), 11 Inns under construction and contracts to acquire 11 parcels of land on which additional Inns are expected to be constructed during 1998. In addition, at that date, two of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 3,844 available rooms.

         The Company focuses on developing Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base and a shortage of quality hotel rooms. Generally, the Inns are rooms-only facilities designed to appeal to price and quality conscious business travelers, such as sales representatives, government officials and others who travel to these communities on business, as well as family and leisure travelers attending activities in the communities such as college and university sponsored events, fairs, festivals and other cultural events and family reunions. The standard Inn is initially built as a 40-unit, two-story, Colonial-style structure constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. As initially constructed, the standard Inn has 38 guest rooms and two executive suites and features amenities such as remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double beds, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators. Based on market demand, two Inns were initially constructed with 60 rooms and other Inns have been expanded one or more times since their initial construction. At December 31, 1997, 19 of the operating Inns had 58 or more available rooms each.

         The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms-only facilities and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Each of these categories is generally subdivided into classifications based on price and quality. The terminology generally used in the hotel industry describes properties as luxury at the high end, economy in the middle and budget at the low end of the scale. Prices for each of these categories vary by region and locale. The Inns typically fall within the category of small, limited service, economy hotels.

         The hotel industry is seasonal in nature. Occupancy rates are generally higher in the second and third calendar quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues.

         Effective December 28, 1997, all of the Inns are leased to Jameson Operating Company II, LLC ("JOCLLC") and, prior to that date, to JOCLLC's predecessor, Jameson Operating Company ("JOC"). JOC was formed in 1993 to conduct the operation of the Inns and entered into a master lease (the "Initial Lease") with the Company for that purpose. On February 18, 1998, Jameson Operating Company II, LLC changed its name to Jameson Operating Company, LLC. References to the "Operator" throughout this Report refer to either JOCLLC or JOC as the context requires.

         Also effective December 31, 1997, in order to reduce its state franchise tax liability, the Company transferred ownership of Inns located in certain states to subsidiaries of the Company which conduct business only in the respective states. The Company owns 99.8% of each of these subsidiaries and various companies wholly-owned by the Company's Chairman, President and Chief Executive Officer and his spouse, own the remaining 0.2% of the subsidiaries. (References to the "Company" throughout this Report refer to Jameson, Inns, Inc. and its subsidiaries on a consolidated basis unless the context requires otherwise.) Each such subsidiary of the Company leases all of the Inns which it owns to the Operator under the terms of a master lease covering all Inns located in the respective state and which is substantially identical to the Initial Lease. The Initial Lease and each such additional master leases are, as the context requires, individually or collectively referred to throughout this Report as the "Lease."

         The Company's executive offices are located at 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346- 1603. The Company's telephone number is
(770) 901-9020.

DEVELOPMENT OF BUSINESS

         The Company was formed in 1988 to develop, own and operate Inns and elected to be taxed for federal income tax purposes as a REIT beginning January 1, 1994. In 1994 the Company became a publicly held company upon consummation of an initial public offering of its common stock, par value $.10 per share ("Common Stock").

THE LEASE

         The Company has entered into the Lease with the Operator which covers all of the completed and operating Inns. Furthermore, new Inns developed by the Company during the term of the Lease will become subject to the Lease upon completion of construction. See Item 13. Certain Relationships and Related Transactions -- The Lease. The following is a summary description of the terms and conditions of the Lease.

         Pursuant to an amendment to the Lease effective December 28, 1997 (the "Lease Amendment"), the Lease term expires on December 31, 2007, subject to earlier termination upon the occurrence of certain events. During the term of the Lease, the Operator is obligated to pay to the Company base rent based on the number of rooms in operation on the first day of the month and, where required under the formula described below, percentage rent based on room revenues. In general, percentage rent is calculated by multiplying average daily per room rental revenues for all of the Inns under each master lease comprising the lease by certain percentages. Under the Lease, base rent is payable monthly and equals $264.00 per room per month multiplied by the number of rooms available to rent at the beginning of the month.
Percentage rent is payable quarterly and equals the following:

         39% of the first $21.05 of average daily per room rental revenues; plus

         65% of all additional average daily per room rental revenues; less

         100% of base rent paid for the same period.

         Percentage rent is based on the total number of rooms available to rent during the period, rather than the number of rooms available to rent at the beginning of each month. The total base rent plus percentage rent payable by the Operator under the Lease each calendar year, however, is limited to 47% of room revenues. For purposes of calculating base rent and percentage rent, each master lease under which the Company or one of its subsidiaries is lessor is treated as a separate Lease; that is, only the number of rooms and amount of room revenue attributable to Inns under a particular master lease are considered when determining the amount of base rent and percentage rent the Operator is obligated to pay under such Lease.

         Effective January 1, 1998, the $21.05 amount referred to above was increased to $21.62 for 1998 based on the 2.7% increase in the Consumer Price Index for all Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 1997. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes the Consumer Price Index experienced over the most recently completed calendar year.

         Average daily per room rental revenues are determined by dividing room revenues realized by the Operator over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues and exclude all credits, rebates and refunds, sales taxes and other excise taxes. On or before March 1 of each year, the Operator is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of the Company's financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, earned by the Company for the years ended December 31, 1995, 1996 and 1997 was $6.3 million, $9.4 million and $13.0 million, respectively.

         In addition to paying base rent and, if applicable, percentage rent, the Lease requires the Operator to pay workers' compensation insurance premiums, and all costs and expenses incurred in the operation of the Inns. The Company is responsible for other types of insurance, real and personal property taxes, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

         The Operator was formed in 1993 to conduct the operation of the Inns and entered into the Lease with the Company for that purpose. Effective September 12, 1997 and until December 28, 1997, the Operator was wholly owned by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company. On December 28, 1997, Jameson Operating Company II, LLC acquired all of the assets, liabilities and operations of Jameson Operating Company and succeeded Jameson Operating Company as lessee and operator of the Inns under the Lease. Jameson Operating Company II, LLC is also wholly owned by Thomas W. Kitchin and his spouse. The Operator has only nominal assets, a history of operating losses and a limited net worth.

         The Company's members of the Board of Directors of the Company who are not also officers or employees of the Company and who are not affiliated with the Operator or the Contractor ("Independent Directors") (see -- Growth Plans for 1998 -- The Contractor, below), approved the Lease Amendment and determined that the Lease, as amended, is fair to the Company. The Independent Directors also consented to the purchase of the Operator by Thomas W. Kitchin and the transfer of the Lease to JOCLLC as required by the terms of the Lease.

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

         The Operator, at its expense, may make non-capital and capital additions, modifications or improvements to the Inns which do not significantly alter the character or purposes, or significantly detract from the value or operating efficiencies, of the Inns. Modifications or improvements estimated to cost in excess of $100,000 must be done under the supervision of a qualified architect, engineer or contractor satisfactory to the Company and in accordance with plans and specifications approved by the Company. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of the Company upon termination of the Lease. Through January 31, 1998, the Operator had not undertaken any significant capital or non-capital alterations, replacements or improvements to the Inns.

         Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. The Company seeks to control such costs through the construction of new Inns rather than the purchase and renovation of existing hotel properties. A significant number of the Company's Inns have been constructed within the past two years and generally do not require any renovation or refurbishment. Inns older than two years require periodic replacement of furniture, fixtures and equipment and the Lease requires that the Company pay the costs of such refurbishment. The Company has adopted a policy of maintaining sufficient cash or available borrowings (collectively the "Reserve") to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of the Operator's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. While management believes that such amount is adequate to support proper refurbishment of the Inns, the actual amounts necessary to pay such costs could exceed the Company's estimate. In such case, expenditure of additional funds for furniture, fixtures and equipment could have an adverse effect on the Company's ability to make the full amount of expected distributions to shareholders. See Item 7. Management's Discussion and Analysis of Operations -- Liquidity and Capital Resources. As of December 31, 1997, the Reserve totalled approximately $498,000.

         INSURANCE AND PROPERTY TAXES. The Lease provides that the Company is responsible for paying or reimbursing the Operator for real and personal property taxes as well as for all insurance coverage on the Inns except workers' compensation coverage which is an obligation of the Operator.

         INDEMNIFICATION. The Lease requires the Operator to indemnify the Company and its affiliates from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company or its affiliates, on account of, among other things, (i) any accident or injury to person or property on or about the Inns,
(ii) any misuse by the Operator, or any of its agents, of the leased property,
(iii) taxes and assessments in respect of the Inns (other than real and personal property taxes and income taxes of the Company on income attributable to the
Inns), or (iv) any breach of the Lease by the Operator. The Lease does not, however, require the Operator to indemnify the Company against the Company's gross negligence or willful misconduct. The Company is required to indemnify the Operator against any environmental liabilities other than those caused by the acts or negligent failures of the Operator (for which the Operator will indemnify the Company).

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

         (iii) the Operator's bankruptcy, insolvency or similar event; and

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

         TERMINATION OF LEASE ON DISPOSITION OF THE INNS. If the Company enters into an agreement to sell or otherwise transfer an Inn, the Company may terminate the Lease as to that Inn. However, if the Lease is terminated as to Inns comprising at least 25% of the total rooms of all of the Inns within a period of 12 consecutive months, the Operator must be compensated for the loss of its leasehold interest or offered substitute Inns. Most of the Inns have been mortgaged to secure indebtedness of the Company. See Item 2. Properties -- Mortgage Indebtedness. In the event of a foreclosure sale (or transfer in lieu of foreclosure) of any Inn, the Lease will terminate with respect to such Inn.

         INVENTORY. The Lease requires all inventory required in the operation of the Inns to be acquired and replenished by the Operator. Inventory includes items such as cleaning supplies, linens, towels and paper goods.

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

GROWTH PLANS FOR 1998

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

     DEVELOPMENT OF NEW INNS

         The Company believes that attractive opportunities exist for the development of new Inns in certain markets in the southeastern United States. Accordingly, the Company intends to continue developing new Inns in targeted communities. With operating Inns in Alabama, Georgia, North Carolina, South Carolina and Tennessee, the Company plans to continue developing Inns in those states as well as in Florida, Kentucky, Mississippi and Virginia. At December 31, 1997, the Company had a total of 22 Inns under development, including 11 Inns under construction, and contracts to acquire 11 parcels of land on which additional Inns are expected to be constructed during 1998. In addition, the Company currently has and will consider long-term ground leases for future Inn locations. As of December 31, 1997, one of the Inns under construction is being built on leased land, with a term of 20 years.

         The following sets forth the location of the 11 new Inns under construction by the Company at December 31, 1997, which have opened or are expected to open in 1998. Each such Inn initially has or will have 40 rooms. The Inns in Spartanburg, South Carolina, Dunn, North Carolina and Perry, Georgia opened in January 1998.

                Alabama:                Trussville
                Georgia:                Kingsland and Perry
                North Carolina:         Dunn, Eden, Lenoir, Roanoke Rapids and Smithfield
                South Carolina:         Duncan and Spartanburg
                Tennessee:              Cleveland

         The Company believes that it benefits significantly from its strategy of developing new Inns rather than acquiring existing properties and rehabilitating, refurbishing or re-flagging them because of the experience and track record of the Company, the Contractor (see -- The Contractor, below) and the Operator in the development, construction and operation of Inns.

         In evaluating potential development sites, the Company targets communities with strong industrial bases sufficient to attract business travelers. These communities typically have significant manufacturing facilities, state and federal government installations, or colleges and universities. The Company strives to locate its Inns in proximity to family-style restaurants and targets markets which offer local community events (e.g. annual festivals, fishing tournaments, collegiate football games and other athletic events, graduation ceremonies, etc.) and/or tourist and recreational facilities (e.g. lakes, golf courses, hunting areas, etc.) attracting groups and individual discretionary and leisure travelers. To date, the Inns have been generally located in communities with populations up to 100,000 although the Company does not intend to restrict future development of new Inns to this size of communities. The Company believes that land costs in the Company's target markets are generally lower than similar costs in major metropolitan areas.

     EXPANSION OF EXISTING INNS

         The Company intends to continue to expand existing Inns whenever market conditions warrant. A typical expansion involves adding a stand-alone 20- to 26-room structure to the standard 40-room Inn. To date, 16 Inns have undergone expansion and, at December 31, 1997, two additional Inns, located in LaGrange, Georgia, and Forest City, North Carolina, were undergoing 20-room expansions. In addition, two Inns were initially constructed with 60 rooms in 1997. Because the Inns are initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inns. Accordingly, the Company can earn attractive returns on its investment by expanding Inns in markets with strong room demand. In addition, the design of the standard Inn permits the expansion of an Inn with relatively little disruption to the existing Inn's operations. Also, as compared to the development of new Inns, expansion of existing Inns is a relatively lower risk growth strategy since the Company has an opportunity to assess local room demand and market trends based on its direct experience in developing and owning the existing Inn.

     THE CONTRACTOR

         It is anticipated that Jameson Development Company, LLC ("Contractor"), the successor to Jameson Construction Company, will act as general contractor for new Inns built by the Company as well as expansions of existing Inns. As of September 30, 1996, Jameson Construction Company assigned all of its contracts to Jameson Development Company, LLC, a company wholly owned by Thomas W. Kitchin and his spouse, which was formed in 1996 to act as the Contractor with the same management and employees as Jameson Construction Company. Jameson Construction Company was wholly owned by Kitchin Investments, Inc., an entity wholly owned by Thomas W. Kitchin. Each construction contract for a new Inn or a group of Inns provides for a fixed turnkey price for all work performed under the contract subject to reduction, however, if the Contractor's profits (as defined in the construction contract) exceed 10%. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Inns and related fitness centers, including interest charges incurred by the Company on the associated construction debt during construction and working with the Operator to staff the Inn prior to opening. Each such construction contract is reviewed by an independent architectural firm and subject to approval by a majority of the Company's Independent Directors. The average turnkey price for the 19 new Inns opened during 1997 was approximately $1,435,000. The average turnkey contract price for each expansion of an existing Inn in 1997 was approximately $28,000 per room, excluding the amount of any extraordinary site development costs.

      INTERNAL GROWTH

         Through percentage rent, the Company participates in any increases in room revenues generated through increases in occupancy rates and average daily room rates ("ADR") of the Inns by the Operator. Total rent payable under the Lease, including base rent and percentage rent, is limited, however, for each calendar year to 47% of the Operator's room revenues. See -- The Lease, above. The Operator practices aggressive market-sensitive pricing, increasing room rates at particular Inns as market conditions in the specific communities warrant. The Inns' site managers receive a significant portion of their compensation based on achieving specified monthly room revenues and annual expense controls. The Operator promotes an aggressive marketing program which focuses on local efforts directed to the business community in each Inn's market. See -- Marketing, below.

MARKETING

         Marketing of the Inns is the responsibility of the Operator and focuses on local efforts directed to the business community in the city or town where the particular Inn is located. One of the primary responsibilities of an Inn's manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. The Operator employs billboards and other similar types of advertising and has an "800" number to facilitate reservations.

         Beginning in January 1998, the Operator implemented an enhanced advertising campaign designed to increase the Inns' name recognition in the southeastern region of the United States and thereby improve occupancy rates at the Inns. In addition to billboard advertising which the Operator has traditionally utilized and will continue to utilize, the Operator has placed advertisements for the Inns on selected television and radio broadcasts, in regional and special event publications and in newspapers.

COMPETITION

         The hotel industry is highly competitive. Each of the Inns is located in an area that includes competing hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, ADR and revenue per available room ("REVPAR") of the Inns. Many of the Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of the Inn in that community.

         The Company competes on the basis of price, quality and value. The Company's competition is made up primarily of limited service hotels in the southeastern United States operating under national franchises which have greater financial resources than the Company, substantial advertising budgets, national reservation systems, marketing programs and greater name recognition.

REGULATIONS

         ENVIRONMENTAL MATTERS. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate such property, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. While the Company has not incurred any such costs in connection with its ownership of the Inns, the Company may be potentially liable for such costs. The Company generally develops Inns in areas where the historical use of the land is well known and often agricultural. Management is not aware of any potential material liability or claims for which the Company may be responsible. However, no assurances can be given that (i) there are no material claims or liabilities related to real property ownership by the Company; (ii) future laws, ordinances or regulations will not impose any material environmental liability on the Company; or (iii) the current environmental condition of the Inns will not be affected by operation of the Inns, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties. Under the terms of the Lease, the Company indemnifies the Operator against environmental liabilities, except those caused by the acts or negligent failures of the Operator. In addition, the Lease provides that the Operator will indemnify the Company against environmental liabilities caused by the Operator's acts or negligent failures, although the Operator's financial condition may limit the value of such indemnity and, in any event, such indemnity will not apply to or protect the Company against past unknown violations and related liabilities. See -- The Lease.

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

EMPLOYEES

         At December 31, 1997, the Company employed 12 persons. Employees of the Company are also employees of Kitchin Investments, Inc., the Operator and the Contractor. Effective January 1, 1994, under the terms of an agreement covering the allocation of administrative and overhead costs incurred by the Company and Kitchin Investments, Inc. (the "Cost Reimbursement Agreement"), the Company reimburses Kitchin Investments, Inc. for the time that their shared employees spend on the Company's business. For the year ended December 31, 1997, the Company's reimbursement to Kitchin Investments, Inc. totalled approximately $220,000. None of the Company's or the Operator's employees is represented by a union or labor organization, nor have the Company's or the Operator's operations ever been interrupted by a work stoppage. The Company considers relations with its employees to be excellent.

THE OPERATOR

         Jameson Operating Company was formed in October 1993 as a wholly owned subsidiary of the Company, although it had no operations until January 1, 1994. On December 31, 1993, the Company consummated a series of transactions to remove all assets not related to ownership of the Inns in contemplation of its initial public offering of Common Stock and its election to qualify as a REIT for federal income tax purposes effective January 1, 1994. On December 31, 1993, the Company sold all of the common stock of the Operator to Thomas W. Kitchin, the Company's Chairman, President and Chief Executive Officer, and to a grantor trust of which Steven A. Curlee, the Company's General Counsel and Secretary, is the trustee and beneficiary. Effective January 1, 1994, the Operator began leasing the Inns from the Company and from certain partnerships which owned the Inns until the Company acquired the interests of such partnerships in February 1994 upon consummation of the initial public offering. Prior to 1994, the Operator's results of operations were included in the consolidated financial statements of the Company. Effective September 12, 1997, Thomas W. Kitchin, the Company's Chairman, President and Chief Executive Officer acquired the remaining outstanding stock of Jameson Operating Company and became its sole stockholder. On December 28, 1997, Jameson Operating Company II, LLC acquired all of the assets, liabilities and operations of Jameson Operating Company and succeeded Jameson Operating Company as lessee and Operator of the Inns under the Lease. Jameson Operating Company II, LLC is also wholly owned by Thomas W. Kitchin and his spouse. On February 18, 1998, Jameson Operating Company II, LLC changed its name to Jameson Operating Company, LLC.

         The Operator leases and operates all completed Inns owned by the Company under the terms of the Lease. See -- The Lease, above. The names and certain other information concerning the officers of the Operator are set forth below. At December 31, 1997, the Operator had a total of 979 employees, including an administrative staff of 27 employees, 95 Inn managers and assistant managers and 857 other full- and part-time employees engaged in day-to-day management and marketing of the Inns. The Operator has only nominal assets, a history of operating losses and a limited net worth. The audited financial statements of the Operator appear elsewhere in this Annual Report and should be referred to for additional financial information concerning the Operator. Although it has not done so to date, the Operator may engage in activities other than as lessee of the Inns, subject to certain restrictions under the Lease.

         The officers and key employees of the Operator are the following:

      NAME                                                            POSITION
      Thomas W. Kitchin .................................................President and Chief Executive Officer
      William D. Walker .................................................President - Development
      Craig R. Kitchin ..................................................Vice President - Finance, Treasurer, Chief Financial
                                                                         Officer
      Steven A. Curlee ..................................................Vice President - Legal, General Counsel,
                                                                         Secretary
      Robert S. Olliff ..................................................Director of Operations

         Set forth below is certain information concerning the Operator's officers, directors and key employees.

         Thomas W. Kitchin is the founder and has been an officer and director of the Company since its incorporation in 1988. Prior to founding the Company, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Association of Publicly Traded Companies, an association that represents public companies that trade on The Nasdaq Stock Market, New York Stock Exchange and American Stock Exchange; chairman of the Georgia Hospitality and Travel Association; director of the American Hotel & Motel Association; director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of the Georgia Southern University Restaurant, Hotel and Institutional Administration Academic Advisory Board; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of a private school, several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, Vice President - Finance, Chief Financial Officer and Treasurer of the Company.

         William D. Walker is Vice President - Development of the Company. He has been an officer of the Company since its inception in 1988 and served as a director from 1988 through October 29, 1993. Prior to joining the Company, he worked in various financial management positions for twelve years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

         Craig R. Kitchin became Chief Financial Officer of the Company in February 1994 and Vice President - Finance in November 1997. He joined the Company as its Controller and Treasurer on June 15, 1992, upon receiving his M.B.A. degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990, where his primary responsibilities included budgeting and forecasting overhead expenses. Mr. Kitchin graduated from Santa Clara University with a B.S. degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the Chairman, President and Chief Executive Officer of the Company.

         Steven A. Curlee became General Counsel and Secretary of the Company on January 1, 1993 and Vice President Legal in November 1997. From April 1985 to July 1992, he was general counsel of an oil and gas company listed on the American Stock Exchange. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. He continues to serve in the Navy Reserves, having attained the rank of Commander. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Master of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

         Robert S. Olliff is Director of Operations of the Operator. From January 1990 to March 1992, he was a district supervisor for the Company. From April 1989 to December 1989, he was the manager of the Inn at Statesboro, Georgia, and from July 1984 to April 1989 was employed as a sales representative for Morrison Chemical Company, Savannah, Georgia. Mr. Olliff received a B.B.A. degree in marketing and economics from the University of Georgia in 1965. He is currently serving as a director and regional vice president of the Georgia Hospitality and Travel Association.

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

         INVESTMENT OBJECTIVES AND POLICIES. The Company's investment objective is to provide quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of the Company. The Company will seek to accomplish these objectives through the ownership and leasing of the Inns to the Operator, selective development of additional Inns in the United States, the Operator's increases in the Inns' room revenues and, where deemed appropriate, renovations and expansions of these properties. A key criterion for new investments will be that they offer the opportunity for growth in Funds from Operations and Cash Available for Distribution. For definitions and calculation of Funds from Operations and Cash Available from Operations, see
Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations; Cash Available for Distribution. The Company anticipates that all of its activities will be conducted directly, although Inns located in certain states are owned by subsidiaries of the Company and the Company may participate with other entities in property ownership, through joint ventures, partnerships or other types of co-ownership. The Company currently intends to invest only in Inns, although the Company may also hold temporary cash investments from time to time pending investment or distribution to shareholders.

         The Company may purchase or lease properties for long-term investment, expand and improve the Inns, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

         While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgages, stock of other REITs and other real estate interests. Such mortgage investments may include participating or convertible mortgages. However, the Company has not invested previously in mortgages and stock of other REITs, and does not presently intend to do so.

         DISPOSITIONS. The Company has no current intention to dispose of any of the Inns, although it reserves the right to do so if, based upon management's periodic review of the Company's portfolio, the Board of Directors determines that such action would be in the best interests of the Company. For a description of certain tax consequences arising from the disposition of an Inn, see -- Federal Income Tax Considerations, below.

         FINANCING. In January 1997, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. On March 10, 1997, the Company completed the sale of 2,300,000 newly issued shares of common stock. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. In December 1997, the Company mailed proxy statements to the shareholders requesting shareholder approval of certain amendments to the Company's Amended and Restated Articles of Incorporation, including an amendment to increase the number of authorized shares of Common Stock from 20 million to 40 million shares and the authorized shares of Preferred Stock from 100,000 to 10 million shares. The shareholders approved the Amendment at a special shareholder's meeting held February 2, 1998. The Company expects to offer for sale, under the Registration Statement, 1,000,000 shares of Preferred Stock at an offering price of $25 per share. The net proceeds, if any, from such offering will be used to repay indebtedness and for general corporate purposes. The Company intends to use additional net proceeds, if any, from any sale of securities under the Registration Statement for the repayment of existing indebtedness, working capital and general corporate purposes.

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

         At December 31, 1997, the Company had outstanding an aggregate of approximately $29.6 million of mortgage debt, including approximately $2.8 million in construction debt. The construction debt provides for total borrowings of $7.45 million and is secured by mortgages on seven Inns. The Company has adopted a policy of limiting its outstanding indebtedness to 65% of aggregate gross book value of the Inns (the "Debt Limit"). Management estimates that the outstanding indebtedness at December 31, 1997 represented approximately 25% of the aggregate gross book value of the Inns. The Company's organizational documents do not limit the amount or percentage of indebtedness that the Company may incur. Accordingly, the Board of Directors of the Company could change the current policies of the Company and the Company could become more highly leveraged, resulting in an increased risk of default on the obligations of the Company and in an increase in debt service requirements. Such an increase could adversely affect the financial condition and results of operations of the Company, the Company's ability to make dividend distributions to its shareholders and could, as a result, jeopardize the Company's status as a REIT. See -- Federal Income Tax Considerations, below.

         WORKING CAPITAL RESERVES. The Company's policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that the Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of the Company's business and investments.

         POLICY REGARDING CAPITAL EXPENDITURES. On July 1, 1995, the Company adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was the Operator's. For the period July 1, 1995, through December 31, 1997, 4% of room revenues equalled $2,143,000 and the Company expended $1,645,000 on such items in that same period.

         OTHER POLICIES. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuer, (ii) underwrite securities of other issuers or (iii) actively trade in loans or other investments.

         The Company may make investments other than as previously described, although it does not currently intend to do so. The Company has authority to repurchase or otherwise reacquire Common Stock or any of its other securities and may engage in such activities in the future. During the past four years the Company has not issued Common Stock or any other securities in exchange for property, nor has it reacquired any of its Common Stock or any other securities; however, the Company has authority to engage in such activities and may do so in the future. Prior to January 1, 1994, the Company made loans to Company officers in connection with the Company's formation of partnerships to finance development of new Inns. All such loans were repaid in full at the time such partnerships were liquidated. The Company may in the future make additional loans to such persons and entities, including, without limitation, its officers, and to joint ventures in which it participates. During the last four years, except in connection with formation of partnerships which, prior to their liquidation in early 1994 in conjunction with the Company's initial public offering, were formed by the Company to finance the development of Inns, the Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and the Company does not intend to do so in the future. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Board of Directors without the vote of the shareholders.

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

         The Company may, under certain circumstances, purchase its shares of Common Stock in the open market or otherwise. The Company has not repurchased any shares and the Board of Directors has no present intention of causing the Company to repurchase any of the shares of Common Stock, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations.

         CONFLICTS OF INTEREST. Because of Thomas W. Kitchin's ownership in and positions with the Company, the Operator, the Contractor and Kitchin Investments, Inc, there are inherent conflicts of interest in the construction of new Inns and expansion of existing Inns by the Contractor and in the Company's dealings with the Operator under the Lease and with Kitchin Investments, Inc. under the Cost Reimbursement Agreement. See Item 1. Business -- Growth Plans for 1998 -- The Contractor and -- Employees. In an effort to reduce the conflicts of interest, any material transaction or arrangement involving the Company and the Operator or the Contractor, or an affiliate of either (including Kitchin Investments, Inc.), is subject to approval by a majority of the Independent Directors. Further, the Operator has agreed that neither it nor any of its affiliates will (i) operate or manage a hotel property in which the Company has not invested that is within a 20-mile radius of an Inn, or (ii) own or have any interest in any hotel property in which the Company or an affiliate does not have an interest. In addition, Mr. Kitchin is prohibited under the terms of his employment agreement with the Company from owning, managing or operating, directly or indirectly, any hotel property other than the Inns during the term of his employment by the Company or, for two years following such employment, any hotel property within a 20-mile radius of an Inn.

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

         EACH STOCKHOLDER IS ADVISED TO CONSULT HIS OWN TAX ADVISOR REGARDING THE SPECIFIC TAX CONSEQUENCES TO HIM OF THE PURCHASE, OWNERSHIP AND SALE OF THE SHARES OF CAPITAL STOCK OF THE COMPANY AND OF THE COMPANY'S ELECTION TO BE TAXED AS A REIT, INCLUDING THE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES OF SUCH PURCHASE, OWNERSHIP, SALE AND ELECTION AND OF POTENTIAL CHANGES IN APPLICABLE TAX LAWS.

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

         The sections of the Code relating to qualification and operation as a REIT are highly technical and complex. The following discussion sets forth the material aspects of the Code sections that govern the federal income tax treatment of a REIT and its shareholders. This discussion is qualified in its entirety by applicable Code provisions, Treasury Regulations and administrative and judicial interpretations thereof. Conner & Winters, A Professional Corporation ("Conner & Winters"), has acted as counsel to the Company in connection with the Company's election to be taxed as a REIT.

         Commencing with the Company's taxable year beginning January 1, 1994, the Company was organized and believes it has operated in conformity with the requirements for qualification as a REIT and that its method of operations has and will continue to meet the Code requirements for qualification and taxation as a REIT under current Code provisions. The Company's qualification and taxation as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, stock ownership requirements and various qualification requirements imposed under the Code and discussed below. No assurance can be given that the actual results of the Company's operations for any particular taxable year will satisfy such requirements. For a discussion of the tax consequences of the failure to qualify as a REIT, see -- Failure to Qualify, below.

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

     INCOME TESTS

         In order for the Company to maintain its qualification as a REIT, it must satisfy two gross income tests annually. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and, in certain circumstances, interest) or qualified temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, and from dividends and other types of interest and gain from the sale or disposition of stock or securities.

         Rents received by the Company under the Lease will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the Lease should not disqualify rental income received from the Operator. Second, the Code provides that rents received from a tenant, directly or indirectly, will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively owns 10% or more of such tenant (a "Related Party Tenant"). Since the Change Date, the Company has satisfied and will use its best efforts to continue to satisfy this requirement. Therefore, the Operator is not and should not become a Related Party Tenant of the Company (by reason of the Company's adherence to certain stock ownership limitations set forth in its Articles of Incorporation). Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Applicable Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a REIT's adjusted bases of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT's aggregate adjusted bases of all real and personal property at the beginning and at the end of such taxable year. Since January 1, 1994, the Company's rental income attributable to personal property has been less than 15%; however, should the resulting rental income attributable to personal property exceed 15% of all rental income, a portion of the personal property may be sold by the Company to the Operator with the lease payments adjusted accordingly.

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

         Under the Lease, the Operator has leased the land, buildings, improvements, furnishings, and equipment comprising the Inns from the Company for a 10-year term. The Operator pays the Company total rent, including base rent and percentage rent. See Item 1. Business -- The Lease. In order for the total rent received from the Operator to constitute "rents from real property," the Lease must be respected as a true lease for federal income tax purposes and not treated as a service contract, joint venture or some other type of arrangement. The determination of whether the Lease is a true lease depends on an analysis of all of the surrounding facts and circumstances.

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

         Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent such distributions do not exceed the adjusted basis of such U.S. shareholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a U.S. shareholder's shares, such distributions will be included in income as capital gain assuming the shares are held as a capital asset by the U.S. shareholder. Moreover, U.S. shareholders may not include in their income tax returns any net operating losses or capital losses of the Company. Finally, in general, any loss upon a sale or exchange of shares by a U.S. shareholder who has held such shares for six months or less (after applying certain holding period rules), will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such shareholder as long-term capital gain.

         INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING. The Company will report to its U.S. shareholders and the IRS the amount of distributions paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A shareholder that does not provide the Company with his correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions to any shareholders who fail to certify their non-foreign status to the Company. See -- Taxation of Non-U.S. Shareholders, below.

         TAXATION OF TAX-EXEMPT SHAREHOLDERS. Distributions by the Company to a U.S. shareholder that is a tax-exempt entity should not constitute "unrelated business taxable income" as defined in Section 512(a) of the Code ("UBTI"), provided that the tax-exempt entity has not financed the acquisition of its shares with "acquisition indebtedness" within the meaning of Section 514(c) of the Code and the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity. In addition, if the Company is considered to be a pension-held REIT, then a portion of the dividends paid to qualified trusts (any trust defined under Section 401(a) and exempt from tax under Section 501(a)) that owns more than 10 percent by value in the REIT may be considered UBTI. A pension-held REIT is a REIT that is held by one qualified trust holding no more than 25% by value of the interests in the REIT or by one or more qualified trusts (each of whom owns more than 10% by value) holding in the aggregate more than 50% by value of the interests in the REIT. The Company has not been and does not expect to become a pension-held REIT.

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

         Distributions to Non-U.S. Shareholders that are not attributable to gain from sales or exchanges by the Company of United States real property interests and not designated by the Company as capital gains dividends will be treated as dividends of ordinary income to the extent their source is current or accumulated earnings and profits of the Company. Such distributions will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from a Non-U.S. Shareholder's investment in shares of capital stock of the Company is treated as effectively connected with the Non-U.S. Shareholder's conduct of a United States trade or business, the Non-U.S. Shareholder generally will be subject to a tax at graduated rates, in the same manner as U.S. Shareholders are taxed with respect to such distributions (and may also be subject to the 30% branch profits tax in the case of a shareholder that is a foreign corporation). The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Shareholder unless (i) a lower treaty rate applies or (ii) the Non-U.S. Shareholder files an IRS Form 4224 with the Company claiming that the distribution is "effectively connected" income within the meaning of Section 871 of the Code. Distributions in excess of current and accumulated earnings and profits of the Company will not be taxable to a shareholder to the extent that such distributions do not exceed the adjusted basis of the shareholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Shareholder's shares, such distributions will give rise to tax liability if the Non-U.S. Shareholder would otherwise be subject to tax on any gain from the sale or disposition of his shares in the Company, as described below. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of current and accumulated earnings and profits, the distribution will be subject to withholding at a 30% rate. Further, pursuant to recently enacted legislation, the Company will be required to withhold 10% of any distribution in excess of current and accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that such distribution was in excess of current and accumulated earnings and profits of the Company and the amount withheld exceeded the Non-U.S. Shareholder's U.S. tax liability, if any.

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

RECENTLY ENACTED OR PROPOSED LEGISLATION

         On August 5, 1997, President Clinton signed into law the Taxpayer Relief Act of 1997 (the "1997 Act"), which modified certain REIT-related Code provisions for tax years of the Company beginning on or after January 1, 1998. The following list sets forth the significant changes contained in the 1997 Act:
(i) the rule disqualifying a REIT for any year in which it fails to comply with certain regulations requiring the REIT to monitor its stock ownership is replaced with an intermediate financial penalty; (ii) the rule disqualifying a REIT that is "closely held" (i.e., during the last half of each taxable year, 50% or more in value of a REIT's outstanding stock is owned by five or fewer individuals) does not apply if during such year the REIT complied with certian regulations which require the REIT to monitor its stock ownership, and the REIT did not know or have reason to know that it was closely held; (iii) a REIT is permitted to render a de minimis amount of impermissible services to tenants in connection with the management of property and still treat amounts received with respect to such property (other than certain amounts relating to such services) as qualified rent; (iv) the rules regarding attribution to partnerships for purposes of defining qualified rent and independent contractors are modified so that attribution occurs only when a partner owns a 25% or greater interest in the partnership; (v) any corporation wholly owned by a REIT is permitted to be treated as a qualified REIT subsidiary regardless of whether such subsidiary has always been owned by a REIT; (vi) the class of excess non-cash items for purposes of the REIT distribution requirements is expanded; (vii) property that is involuntarily converted is excluded from the prohibited transaction rules;
(viii) the rules relating to shared appreciation mortgages are modified; (ix) income from all hedges that reduce the interest rate risk of REIT liabilities, including rate swap or cap agreements, options, futures and forward rate contract, is included in qualifying income for purposes of the 95% gross income test; (x) a REIT is able to elect to retain and pay income tax on its net long-term capital gains, and if such election is made, the REIT's shareholders include in income their proportionate share of the undistributed long-term capital gain and are deemed to have paid their proportionate share of tax paid by the REIT; (xi) the rules relating to the grace period for foreclosure property are modified; and
(xii) certain other Code provisions relating to REITs are amended. In addition, a rule which precluded a REIT from deriving 30% or more of its gross income from certain types of transactions was repealed.

         On February 2, 1998, the Clinton Administration announced its revenue proposals for the 1998/1999 Federal budget. These proposals contain certain provisions that, if enacted, would significantly modify the REIT - related Code provisions. The major changes that have been proposed would: (i) limit the grandfathered status of existing stapled, or paired-share, REITs by treating the stapled entities as one entity with respect to properties acquired and activities or services performed relating to such properties after the effective date; (ii) restrict impermissible business indirectly conducted by REITs by prohibiting REITs from acquiring stock that represents more than 10% of the vote and value of all stock of a corporation after the effective date (subject to certain grandfather provisions); (iii) modify the treatment of closely held REITs by imposing as an additional requirement for initial REIT qualification that no person can own stock of a REIT possessing more than 50% of the total combined voting power of all classes of voting stock or more than 50% of the total value of shares of all classes of stock; and (iv) effectively eliminate the tax-free conversions of large C corporations to REITs by repealing Code
Section 1374 and requiring the conversion to be treated as a liquidation of the C corporation followed by a contribution of the assets to a REIT. At this time, it is uncertain whether any or all of these provisions, or additional provisions, will be enacted, or if enacted, to what extent, if any, they will materially affect the Company.

OTHER TAX CONSEQUENCES

         The Company and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above.

ITEM 2.  PROPERTIES.

         INNS. The Company focuses on developing Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base and a shortage of quality hotel rooms. Generally, the Inns are rooms-only facilities designed to appeal to price and quality conscious business travelers, such as sales representatives, government officials and others who travel to these communities on business, as well as family and leisure travelers attending activities in the communities such as college and university sponsored events, fairs, festivals and other cultural events and family reunions. The standard Inn is initially built as a 40-unit, two-story, Colonial-style structure constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. As initially constructed, the standard Inn has 38 guest rooms and two executive suites and features amenities such as remote-controlled television with access to cable programming, including HBO, free local telephone calls, complimentary continental breakfast and newspaper, king-sized or double bed, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators. Based on market demand, two Inns were initially constructed with 60 rooms and other

Inns have been expanded one or more times since their initial construction. At December 31, 1997, a total of 19 Inns had 58 or more available rooms each.

         At December 31, 1997, the Company owned 62 operating Inns and had an additional 11 Inns under construction. The Company owns the land upon which 70 of these Inns are built or being built and has ground leases on the land on which three Inns are built or being built. At December 31, 1997, the Company also had two Inn expansions in progress and sites under contract for an additional 11 Inns to be developed. The locations of those Inns under construction is set forth under Item 1. Business -- Growth Plans for 1998. All 62 of the operating Inns are, and all future Inns developed by the Company are expected to be, leased to and operated by the Operator which is responsible for the day-to-day management, operation and marketing of the Inns. See Item 1. Business -- The Lease.

         The following table sets forth certain information about the 62 operating Inns at December 31, 1997.

                                                                   YEAR         NUMBER         1997
                                                                  OPENED/         OF        ROOM NIGHTS
   LOCATION                                                      EXPANDED       ROOMS       AVAILABLE (1)
                                                                 --------       -----       -------------
ALABAMA:
  Albertville ................................................       94           40           14,600
  Alexander City .............................................      94/95         60           21,900
  Arab .......................................................       95           40           14,600
  Auburn .....................................................       97           40            5,352
  Decatur ....................................................       96           40           14,605
  Eufaula ....................................................       96           40           14,600
  Florence ...................................................      96/96         65           23,725
  Greenville .................................................       96           40           14,600
  Jasper .....................................................       97           40            1,920
  Oxford .....................................................       97           40            8,080
  Ozark ......................................................       95           40           14,600
  Selma ......................................................      92/95         60           21,900
  Sylacauga ..................................................       97           40            3,400
  Tuscaloosa (2) .............................................       97           40            4,280
                                                                                 ---          -------
                                                 Subtotal ....                   625          178,162
                                                                                 ---          -------

GEORGIA:
  Albany .....................................................      95/96         62           22,630
  Americus ...................................................    92/93/94        79           28,835
  Bainbridge .................................................      94/95         60           21,900
  Brunswick ..................................................      95/96         60           21,900
  Calhoun ....................................................      88/94         59           21,535
  Carrollton .................................................      94/95         60           21,900
  Commerce ...................................................       96           40           14,408
  Conyers ....................................................       96           39           14,235
  Covington ..................................................       90           40           13,767
  Douglas ....................................................       95           40           14,524
  Dublin (2) .................................................       97           40            4,308
  Eastman ....................................................       89           41           14,938
  Fitzgerald .................................................       94           40           14,600
  Greensboro .................................................       90           41           14,965
  Hartwell ...................................................       92           40           14,600
  Jesup ......................................................      90/91         61           22,265
  LaGrange (3) ...............................................       96           40           14,600
  Macon ......................................................       97           40              400
  Milledgeville ..............................................       91          100           35,258
  Oakwood ....................................................       97           40           14,232

  Statesboro .................................................       89           39           13,864
  Thomaston ..................................................      90/96         61           21,900
  Valdosta ...................................................      95/95         55           19,972
  Warner Robins ..............................................       97           59            3,426
  Washington .................................................       90           41           14,965
  Waycross ...................................................      93/96         60           21,878
  Waynesboro .................................................       96           40           14,591
  Winder .....................................................       88           40           14,600
                                                                               -----          -------
                                                 Subtotal ....                 1,417          470,996
                                                                               -----          -------

NORTH CAROLINA:
  Asheboro ...................................................       97           40            3,040
  Forest City (3) ............................................       97           40           12,834
  Laurinburg .................................................       97           40            9,224
  Sanford ....................................................       97           40            4,096
  Wilson .....................................................       97           40              301
                                                                               -----          -------
                                                 Subtotal ....                   200           29,495
                                                                               -----          -------

SOUTH CAROLINA:
  Anderson ...................................................      93/94         60           21,900
  Cheraw .....................................................       95           40           14,600
  Easley .....................................................       95           40           14,600
  Gaffney ....................................................      95/97         58           19,375
  Georgetown .................................................       96           40           14,513
  Greenwood ..................................................      95/96         64           23,193
  Lancaster ..................................................       95           40           14,600
  Orangeburg .................................................       95           40           14,600
  Seneca .....................................................       96           40           14,490
  Simpsonville ...............................................       96           40           14,508
  Union ......................................................       97           40           13,366
                                                                               -----          -------
                                                 Subtotal ....                   502          179,745
                                                                               -----          -------
TENNESSEE:
  Clinton ....................................................       97           40            3,320
  Decherd ....................................................       97           40            8,487
  Johnson City ...............................................       97           60               11
  Tullahoma ..................................................       97           40            7,840
                                                                               -----          -------
                                    Subtotal .................                   180           19,658
                                                                               -----          -------
TOTAL ........................................................                 2,924          878,056
                                                                               =====          =======

(1) As to Inns opened or expanded during 1997, room nights available reflects all rooms available from the opening date of the Inn or its expansion but does not include periods during which rooms may have been unavailable due to repairs or renovations.

(2)  Land is subject to a ground lease

(3) A 20-room expansion of this Inn was under construction at December 31, 1997 and opened in January or February 1998.

         At December 31, 1997, 31 of the Company's 62 operating Inns were pledged to secure indebtedness under the Company's $36 million credit facility. In addition, 16 operating Inns were pledged to secure other mortgage indebtedness and seven of the 11 Inns under construction at December 31, 1997 were pledged to secure construction loans.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any litigation which, in the judgment of the Company, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of its business, it is, from time to time, a party to certain legal proceedings arising in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 1997 which required the solicitation of any proxies.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         As of January 31, 1998, the Company had approximately 530 holders of record of its Common Stock and, the Company estimates, approximately 7,800 beneficial holders of its Common Stock.

         The following table summarizes each of the dividends declared and paid on the Common Stock by the Company for the fiscal years ended December 31, 1996 and 1997.

1996                             PER SHARE      DECLARATION             RECORD                PAYMENT
OPERATIONS PERIOD COVERED         AMOUNT           DATE                  DATE                   DATE
-------------------------------------------------------------------------------------------------------------
First Quarter                     $.21          April 29, 1996        May 9, 1996           May 22, 1996
Second Quarter                     .22          July 25, 1996         August 5, 1996        August 22, 1996
Third Quarter                      .22          October 24, 1996      November 6, 1996      November 22, 1996
Fourth Quarter                     .22          January 20, 1997      February 4, 1997      February 20, 1997
                                  ----
     Total                        $.87

1997                             PER SHARE      DECLARATION             RECORD                PAYMENT
OPERATIONS PERIOD COVERED         AMOUNT           DATE                  DATE                  DATE
-------------------------------------------------------------------------------------------------------------
First Quarter                     $.22          April 25 1997         May 5, 1997           May 22, 1997
Second Quarter                     .23          July 21, 1997         August 4, 1997        August 20, 1997
Third Quarter                      .23          October 22, 1997      November 3, 1997      November 20, 1997
Fourth Quarter                     .23          January 22, 1998      February 4, 1998      February 23, 1998
                                  ----
     Total                        $.91

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

MARKET INFORMATION

         The Company's Common Stock commenced trading on The Nasdaq Stock Market National Market on January 27, 1994. Prior thereto there was no public market for the Common Stock. The table below sets forth the range of high and low sales prices for the Common Stock from January 1, 1996, through December 31, 1997, for the periods indicated.

                        PERIOD                    HIGH                    LOW
                         1996
                    First Quarter                $11 5/8                  $  8 5/8
                    Second Quarter                11                         9 1/4
                    Third Quarter                 10 3/8                     9 1/4
                    Fourth Quarter                13 1/2                     9 7/8


                        1997

                    First Quarter                $13 3/4                  $  11 1/4
                    Second Quarter                12 1/4                     10 7/8
                    Third Quarter                 13 1/8                     11 3/8
                    Fourth Quarter                12 1/2                     11


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

                               JAMESON INNS, INC.
                         SELECTED FINANCIAL INFORMATION

                                                                                    DECEMBER 31,
                                                                   ---------------------------------------------------------
                                                                                      HISTORICAL
                                                                   ---------------------------------------------------------

                                                                   1993        1994         1995         1996           1997
                                                                   ----        ----         ----         ----           ----
BALANCE SHEET DATA:
  Investment in real estate (before accumulated depreciation)    $25,247      $38,525      $57,370      $80,816      $117,515
  Net investment in real estate                                   21,909       33,760       50,780       71,611       104,931
  Total assets                                                    23,073       35,074       52,806       73,985       107,606
  Total mortgage debt                                             19,117       11,530       30,214       22,317        29,625
  Stockholders' equity                                             1,279       23,282       21,754       50,763        75,161

                                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------

                                                    HISTORICAL            PRO FORMA               HISTORICAL
                                             ----------------------------------------------------------------------
                                                 1993     1994        1993       1994      1995      1996     1997
                                                 ----     ----        ----       ----      ----      ----     ----
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA, ADR AND REVPAR)
FINANCIAL DATA:
Gross Revenues:(1)
   Lease revenue from Operator ........      $     --  $  3,973     $  2,886  $  3,973  $  6,342  $  9,376  $12,966
   Pre-REIT  total revenues ...........         6,880        --           --        --        --        --       --

EXPENSES:
   Depreciation .......................         1,159     1,427        1,213     1,471     1,825     2,670     3,898
   Inn real estate taxes and insurance            247       412          247       412       514       733     1,107
   Interest expense, net ..............         1,485       339           --       187     1,590     1,386       778
   Corporate administration expenses(2)            --       479          341       479       622       499       445
Income (loss) before limited partners'
   interest and extraordinary item ....           (51)    1,316        1,085     1,424     1,791     4,040     6,595
Income (loss) before extraordinary item          (143)    1,311        1,085     1,424     1,791     4,040     6,595
Extraordinary gain (loss) .............           146      (250)          --        --       (19)     (989)     (689)
Net income ............................             3     1,061        1,085     1,424     1,772     3,051     5,906
Basic earnings per common share(3) ....            --      0.35         0.28      0.42      0.34      0.49      0.64
Diluted earnings per common share(3) ..            --      0.34         0.28      0.37      0.45      0.48      0.63
Dividends paid per common share(4) ....            --      0.50           --        --      0.80      0.86      0.90
Cash flow provided by
   operating activities ...............           933     2,528           --        --     4,181     6,626    11,911
Cash flow used in
   investing activities ...............        (3,614)  (10,845)          --        --   (18,845)  (23,548)  (37,362)
Cash flow provided by
   financing activities ...............         2,457     8,592           --        --    14,546    16,895    25,581

OTHER DATA:
 Funds from Operations(5) .............      $  1,016  $  2,738     $  2,298  $  2,895  $  3,616  $  6,758  $ 10,637
 Occupancy  Rate ......................          68.2%     70.1%        68.2%     70.1%     67.5%     66.9%     64.9%
 ADR ..................................      $  38.03  $  39.43     $  38.03  $  39.43  $  42.80  $  45.80  $  47.25
 REVPAR ...............................      $  25.94  $  27.64     $  25.94  $  27.64  $  28.89  $  30.64  $  30.68
 Room  Revenues .......................      $  6,322  $  8,373     $  6,322  $  8,373  $ 13,310  $ 19,950  $ 27,588
 Room nights available (6) ............       236,170   295,193      236,170   295,193   448,906   634,549   878,056
 Operating Inns (at period end) .......            15        20           15        20        32        43        62
 Rooms available (at period end) ......           707       966          707       966     1,537     2,107     2,924


(1) Revenues for historical 1993 include room revenues of the Inns and other revenue of the Company. Revenues in 1994, 1995 and 1996 and the 1993 and 1994 pro forma periods consist solely of lease payments from the Operator calculated using the provisions in the Lease applied to the historical room revenues of the Inns.

(2) Corporate administration expenses for the Company consist of amounts allocated from Kitchin Investments, Inc. for salaries for the management and overhead of the Company, office, audit, legal and printing expenses, etc.

(3) All earnings per share have been restated to conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Pro forma earnings per share assume 3,851,752 shares of Common Stock outstanding after the Company's initial public offering in February 1994 were outstanding the entire period, excluding any conversions of preferred stock in the basic earnings per share calculations. See Notes 2 and 6 to the consolidated financial statements. Historical earnings per share for historical 1993 are not presented as they are not meaningful due to the November 15, 1993 reincorporation, similar to a recapitalization, and the Company's initial public offering described in Note 1 to the consolidated financial statements.

(4) Represents amounts paid during the year and does not equate to dividends declared for the year due to the lag between the end of the period and payment of dividends.

(5) Funds from Operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals and the extraordinary item for debt restructuring. The Company notes that industry analysts and investors use Funds from Operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital expenditures. Other non-cash expenses such as deferred finance cost amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's Funds from Operations may not be comparable to other companies' Funds from Operations due to differing methods of calculating Funds from Operations and varying interpretations of the NAREIT definition.

(6) Room nights available reflects all rooms available from the opening date of the Inn or its expansion but does not include periods during which rooms may have been unavailable due to repairs or renovations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's historical and pro forma consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Such financial statements and information reflect the historical operations of the Company through December 31, 1997.

         The Company has grown from a hotel chain with four Inns, or 162 rooms, at January 1, 1990, to 62 Inns, or 2,924 rooms, in operation at December 31, 1997. From its inception in 1988 until December 31, 1993, the Company was engaged in the business of developing, owning and managing Inns. As part of its development activities, the Company engaged in development and construction of new Inns. On December 31, 1993, the Company reorganized by divesting itself of the subsidiary corporations through which it conducted its construction activities, securities brokerage activities and aviation operations. In addition, the Company transferred its outdoor advertising business to the predecessor to Jameson Outdoor Advertising Company, LLC, which is wholly owned by the

Company's President, Chairman, Chief Executive Officer and largest stockholder and his wife. The Company no longer manages or operates the Inns upon their completion, but limits its activities to developing and owning the Inns. The Operator leases the Inns from the Company and operates them.

         The 1993 and 1994 pro forma financial information has eliminated those businesses which the Company has not been engaged in since it divested itself of these businesses on December 31, 1993, so as to be comparable to the 1995, 1996 and 1997 historical financial information. Although in 1994, 1995, 1996 and 1997, room revenues were earned by the Operator, not the Company, they are the basis upon which the percentage rent paid to the Company by the Operator under the Lease is determined and, accordingly, such revenues are discussed below. The term "Same Inn Room Revenues" refers to revenues earned with respect to Inns which were operating during all of both comparison periods and includes revenues attributable to rooms added to existing Inns by virtue of expansion of such Inns.

         Effective January 1, 1994, the Company's primary source of revenue became Lease payments by the Operator under the Lease, and prior thereto under the predecessor leases with the partnerships which previously owned certain of the Inns. The expenses of the Company consist of property taxes, insurance, corporate overhead, compensation expense (or income) related to certain stock options, interest on mortgage debt and depreciation of the Inns. The Lease provides for the payment of base rent and percentage rent. For the year ended December 31, 1997, base rent and percentage rent in the aggregate amount of $13.0 million was earned by the Company. The principal determinant of percentage rent under the Lease is room revenues of the Inns. Therefore, management believes that a review of the historical performance of the operations of the 62 operating Inns, particularly with respect to occupancy, ADR and REVPAR, is appropriate for understanding the Lease revenue (see -- Funds from Operations; Cash Available for Distribution, below, for the calculation of ADR and REVPAR).

RESULTS OF OPERATIONS

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996. Lease revenue for the Company for 1997 increased 38% to $13.0 million as compared to $9.4 million for 1996. The increase was due to an increase in the Operator's room revenues.

         The number of room nights available increased from 634,549 in 1996 to 878,056 in 1997, or 38%, due to the opening from January 1996 through December 1997 of 30 new 40-room Inns, two new 60-room Inns and seven 20- to 26-room expansions of existing Inns. The occupancy rate decreased from 66.9% for 1996 to 64.9% for 1997, while the ADR increased 3% from $45.80 in 1996 to $47.25 in 1997. As a result of these three factors, room revenues rose 38%, from $20 million for 1996 to $27.6 million in 1997. Same Inn Room Revenues for 1997 versus 1996 grew to $18.4 million from $18.3 million, or 1%. The growth is due to an increase in ADR from $45.62 to $46.60 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 582,840 to 601,264 partially offset by a decrease in the occupancy rate from 67.0% to 64.0% for these Inns for 1997 compared to 1996. The decrease in overall occupancy of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace, (ii) the opening of new Inns which typically require several months of operations before realizing higher occupancy rates and (iii) additional competition in certain markets. During 1997 and 1996, the Lease revenue was affected by the limitation equal to 47% of room revenues for the year.

         General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for 1997 was $445,000, as compared to $499,000 for 1996, due to less time spent by shared employees on the Company's business matters as compared to the Operator's, Contractor's and other related entities'. See Item 1. Business -- Employees, and -- Policies and Objectives with Respect to Certain Activities -- Conflicts of Interest.

         Property taxes and insurance expenses totaled $1.1 million in 1997, compared with $733,000 for 1996. The increase is attributable to the increase in the number of Inns and the expansion of existing Inns

         Interest expense decreased from $1.4 million in 1996 to $.8 million in 1997 due to the repayment of approximately $25.6 million and $30.8 million in debt in March 1997 and April 1996, respectively. Proceeds to pay down debt were generated by the sale of 2.3 million and 3.3 million shares of Common Stock in March 1997 and April 1996, respectively. As a result of the early extinguishment of debt in 1997 and 1996, the Company had losses of $689,542 and $989,376, respectively, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

         Depreciation expense increased from $2.7 million in 1996 to $3.9 million in 1997, due to an increase in the number of operating Inns and the expansion of existing Inns.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995. Lease revenue for the Company for 1996 increased 49% to $9.4 million as compared to $6.3 million for 1995. The increase was due to the increase in the Operator's room revenues, partially offset by the effect of a change in the percentage rent formula under the Lease amendment effective July 1, 1995.

         The number of room nights available increased from 448,906 in 1995 to 634,549 in 1996, or 41%, due to the opening from January 1996 through December 1996 of 11 new 40-room Inns and six 20- to 26-room expansions of existing Inns. The occupancy rate decreased from 67.5% for 1995 to 66.9% for 1996. However, ADR increased 7% from $42.80 in 1995 to $45.80 in 1996. As a result of these three factors, room revenues rose 50%, from $13.3 million for 1995 to $20 million in 1996. Same Inn Room Revenues for 1996 versus 1995 grew to $13.8 million from $12.1 million, or 14%. The growth is due to an increase in ADR from $42.73 to $45.76 for these Inns and an increase in room nights available (due to expansions of certain of these Inns) from 400,187 to 445,451, partially offset by a decrease in the occupancy rate from 68.8% to 66.1% for these Inns for 1996 compared to 1995. The decrease in overall occupancy of the Inns is attributable primarily to (i) the expansion of several high occupancy Inns which then experienced lower occupancy rates because of the additional rooms available in the marketplace, and (ii) the opening of new Inns which typically require several months of operations before realizing higher occupancy rates and (iii) additional competition in certain markets. During 1996, the Lease revenue was affected by the limitation equal to 47% of room revenues for the year.

         General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for 1996 was $499,000, as compared to $622,000 for 1995, due to less time spent on the Company's business matters as compared to the Operator's, Contractor's and other related entities'. See Item 1. Business -- Employees, and -- Policies and Objectives with Respect to Certain Activities -- Conflicts of Interest.

         Property taxes and insurance expenses totaled $733,000 in 1996, compared with $514,000 for 1995. The increase is attributable to the increase in the number of Inns and the expansion of existing Inns.

         Interest expense decreased from $1.6 million in 1995 to $1.4 million in 1996 due to the repayment of approximately $30.8 million in debt in April 1996 with proceeds from the sale of 3.3 million shares of Common Stock. As a result of the early extinguishment of this debt in 1996, the Company had a loss of $989,376, comprised of the write-offs of deferred finance costs, which are reflected as extraordinary items.

         Depreciation expense increased from $1.8 million in 1995 to $2.7 million in 1996, due to an increase in the number of operating Inns and the expansion of existing Inns.

FUNDS FROM OPERATIONS; CASH AVAILABLE FOR DISTRIBUTION

         The following table illustrates the Company's calculation of Funds from Operations and Cash Available for Distribution on an historical basis for the years ended December 31, 1995, 1996 and 1997. In March 1995, NAREIT published a new interpretation of Funds from Operations which the Company retroactively adopted at that time.


                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------

                                                            1995         1996           1997
                                                                  ($ IN THOUSANDS)

Net Income ........................................      $ 1,772       $ 3,051       $  5,906
Add:...............................................
    Depreciation expense ..........................        1,825         2,670          3,898
    Loss on disposals .............................           --            48            144
    Extraordinary item ............................           19           989            689
                                                         -------       -------       --------

Funds from Operations, per March 1995
   NAREIT interpretation ..........................        3,616         6,758         10,637
Add:
   Stock compensation expense .....................           77            --             --
   Loan fee amortization expense ..................           87            93             80
Less:
   Additions to reserve for furniture, fixtures and
      equipment(1) ................................         (288)         (778)        (1,077)
   Required loan principal repayments .............         (218)         (319)           (78)
                                                         -------       -------       --------

Cash Available for Distribution ...................      $ 3,274       $ 5,754       $  9,562
                                                         -------       -------       --------


(1) Prior to July 1, 1995 the Operator was responsible for the replacement and refurbishment of furniture, fixtures and equipment. After that date and in conjunction with the Lease amendment, the Company assumed this responsibility. This amount equals 4% of the Inns' aggregate room revenues for the period.

         Funds from Operations is defined by NAREIT according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals and the extraordinary item for debt restructuring. The Company notes that industry analysts and investors use Funds from Operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital expenditures. Other non-cash expenses such as deferred finance cost amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's Funds from Operations may not be comparable to other companies' Funds from Operations due to differing methods of calculating Funds from Operations and varying interpretations of the NAREIT definition.

         Cash Available for Distribution is calculated as Funds from Operations plus non-cash stock option expense and loan fee amortization, less amounts estimated for future replacement and refurbishment of furniture, fixtures and equipment and required loan principal repayments. On July 1, 1995, the Company adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was the Operator's. For the period July 1, 1995, through December 31, 1997, 4% of room revenues equalled $2,143,000 and the Company expended $1,645,000 on such items in that same period. In addition, the Company expects to retain some portion of the Cash Available for Distribution for working capital and capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At December 31, 1997, the Company had approximately $29.6 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

         The Company has a $36 million line of credit (the "Line") convertible in June 1999 to a term note. At December 31, 1997, the Company had drawn down $11.3 million under the Line with $24.7 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 8.75%, which are adjustable annually to equal a major lender's prime rate as published in the Wall Street Journal plus .25 or .5 percentage points. The minimum annual interest rate payable under the Line is 7% and the maximum is 13%. The annual interest rates at December 31, 1997 ranged from 8.75% to 9%. Loans made under the Line are secured by mortgages on 31 of the Inns. Payments of interest are due monthly, and monthly payments of principal commence in June 1999. Principal on loans under the Line is amortized using a 15-year period and is payable in full in May 2006.

         Construction and long-term mortgage financing are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the Company, generally a construction loan for approximately $1.1 million has been obtained. Each construction loan converts to a long-term mortgage financing upon completion of the Inn without any further action by the Company. Each of the mortgage and construction loans outstanding at December 31, 1997, is amortized over 15 years and is payable in full seven years from its inception. The interest rate on each of such loans is adjusted annually, after an 18-month interest-only period, to the prime rate then prevailing plus .25% to 1.5% with a floor of 7% and a cap of 12%, with no annual change greater than 1%. As of December 31, 1997, the construction loans are secured by mortgages on seven of the Inns under construction.

         The Company believes it can continue to finance new Inns with these construction and long-term mortgage loans. As of December 31, 1997, the Company had 15 operating Inns which were debt free and could be used as collateral should the Company need additional borrowing capacity. Generally, Inn expansions are also financed through construction loans. Management believes the Company can adequately meet its financing needs for the next year through the traditional debt financing methods available to the Company. The Company is negotiating with its lenders to increase the Line to an aggregate of $55 million, but has not received any commitment regarding such increase. Since the Company presently intends to rely primarily on borrowings for construction and permanent financing of new Inns and the expansion of existing Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter the Company from constructing new Inns or expanding existing Inns. The availability of such financing depends on a number of factors over which the Company has no control, including general economic conditions, the economic and competitive environments of the communities in which the Inns are located and the level and stability of long-term interest rates. The Company also is considering possible additional long-term debt or equity financing that would be available to fund its ongoing development activities.

         In January 1997, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. On March 10, 1997, the Company completed the sale of 2,300,000 newly issued shares of common stock. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. In December 1997, the Company mailed proxy statements to shareholders requesting shareholder approval of certain amendments to the Company's Amended and Restated Articles of Incorporation, including an amendment to increase the number of authorized shares of Common Stock from 20 million to 40 million shares and the authorized shares of Preferred Stock from 100,000 to 10 million shares. The shareholders approved such amendments at a special shareholder meeting held February 2, 1998. The Company expects to offer for sale 1,000,000 shares of Preferred Stock in 1998 under the Registration

Statement. The net proceeds, if any, from such offerings will be used to repay indebtedness. The Company intends to use future net proceeds, if any, from any additional sales of securities under such registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

         The Company expects to continue to develop additional Inns as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. As of December 31, 1997, the Company had also borrowed approximately $2.8 million to finance the construction of new Inns at Kingsland and Perry, Georgia; Dunn, Lenoir and Smithfield, North Carolina; Duncan and Spartanburg, South Carolina. In addition, the Company is negotiating construction loans for the construction of new Inns at Trussville, Alabama; Eden and Roanoke Rapids, North Carolina; Cleveland Tennessee. Total construction costs of these 11 Inns, excluding land and closing costs, is expected to be $15.7 million when complete. The Company is also currently expanding the Inns in Forest City, North Carolina and LaGrange, Georgia. The expansions are being financed under the Line. The Company may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

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

         The Company has four stock incentive plans in place. As of December 31, 1997, 829,010 shares were reserved for future grants and 807,851 options were outstanding (including 365,855 which were exercisable). In addition, as of December 31, 1997, 64,401 shares of Common Stock issued to certain key employees are restricted as to sale until fully vested in 2006 and 2007.

YEAR 2000

         Based on a recent assessment the Company believes that the arrival of the year 2000 and the potential related computer problems should not have a material impact on either the Company or the Operator, and that their current software is year 2000 compliant.

INFLATION

         Operators of hotels in general possess the ability to adjust room rates quickly. Although the Operator raised its room rates by approximately 5% in July 1994 and April 1995, 7% in 1996 and 3% in 1997, competitive pressures have limited, and may in the future limit, the Operator's ability to raise rates in the face of inflation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

         The information required to be contained in Items 10-13 of this Annual Report is incorporated by reference to the Company's definitive proxy statement to be filed with respect to its 1998 annual meeting of stockholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       1.  Financial Statements of Jameson Inns, Inc.                                                        Page(s)

          Report of Independent Auditors...........................................................................F-1
          Consolidated Balance Sheets as of December 31, 1996 and 1997.............................................F-2
          Consolidated Statements of Operations for the years ended
              December 31, 1995, 1996 and 1997.....................................................................F-3
          Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1995, 1996 and 1997.....................................................................F-4
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1995, 1996 and 1997 ....................................................................F-5
          Notes to Consolidated Financial Statements...............................................................F-7

          2.  Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation...........................................F-21
          Notes to Schedule III.............................................................................F-24

          All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          3.  Financial Statements of Jameson Operating Company II, LLC and its
              Predecessor, Jameson Operating Company

          Report of Independent Auditors....................................................................F-25
          Balance Sheets as of December 31, 1997 and 1996...................................................F-26
          Statements of Operations for the years ended December 31, 1997, 1996 and
              1995..........................................................................................F-27

          Statements of Members' Capital and Stockholders' Deficit for the years ended December 31, 1997, 1996 and 1995........................................................F-28
          Statements of Cash Flows for the years ended December 31, 1997, 1996 and
              1995..........................................................................................F-29
          Notes to Financial Statements.....................................................................F-31

                                Index to Exhibits

EXHIBIT
NUMBER
3.1    -     Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form
                 S-11, File No. 33-71160

3.2    -     Articles of Amendment to the Articles of Incorporation of the
                 Registrant incorporated by  reference to Exhibit 3.1.2 to the
                 Registration Statement filed on Form S-11,  File No. 33-71160

3.3    -     Articles of Amendment to the Articles of Incorporation of the
                 Registrant Setting forth the Designation of Preferences, Rights,
                 Privileges and Restrictions of Preferred Stock Registrant
                 incorporated by reference to Exhibit 2.1 to the Registrant's Form
                 10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form
                 10-K) for the year ended December 31, 1993

3.4    -     Article of Amendment to the Articles of Incorporation of the
                 Registrant  incorporated by reference to Exhibit 3.3.1 to Form
                 10-K/A2 (Amendment No. 2 to the Registrant's Annual Report on Form
                 10-K) for the year ended December 31, 1993

3.5    -     Articles of Amendment to the Articles of Incorporation of the
                 Registrant Amending the Designation of Preferences, Rights,
                 Privileges and Restrictions of Preferred Stock of the Registrant
                 incorporated by reference to Exhibit 3.6 to the  Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1994

3.6    -     Bylaws of the Registrant incorporated by reference to Exhibit 3.2.1 to the Registration Statement on Form S-11, File No. 33-71160

3.7    -     Amendment to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2.2 to the Registration Statement on Form S-11,
                 File No. 33-71160

3.8    -     Amendment No. 2 to Registrant's Bylaws incorporated by reference to
                 Exhibit 3.8 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

4.1    -     Specimen Certificate of Common Stock incorporated by reference to
                 Exhibit 4.1 to the Registration Statement on Form S-11, File No.
                 33-71160

4.2    -     Warrant issued to Commonwealth Associates incorporated by reference to Exhibit 4.2.1 to the Registration Statement on Form S-11, File
                 No. 33-71160

10.1   -     Master Lease Agreement incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended
                 December 31, 1993

10.2   -     Amendment No. 1 to Master Lease Agreement between Jameson Inns, Inc.
                 and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.3   -     Amendment No. 2 to Master Lease Agreement between Jameson Inns, Inc.
                 and Jameson Operating Company incorporated by reference to
                 Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

10.4   -     Amendment No. 3 to Master Lease Agreement between Jameson Inns, Inc.
                 and Jameson Operating Company incorporated by reference to
                 Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

10.5   -     Amendment No. 4 to Master Lease Agreement between Jameson Inns, Inc.
                 and Jameson Operating Company

10.6   -     Schedule of documents substantially similiar to Exhibit 10.1

10.7   -     Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin
                 Investments, Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.8   -     Construction Contract between Jameson Inns, Inc. and Jameson
                 Construction Company for construction of Inns in Alexander City,
                 Decatur, Eufala and Florence, Alabama;  Albany,  Bainbridge,
                 Brunswick, LaGrange, Thomaston, Waycross and Waynesboro, Georgia;
                 and Union, South  Carolina, incorporated by reference to Exhibit
                 10.7 to the Annual Report filed on Form 10-K for the year ended
                 December 31, 1995

10.9   -     Schedule of documents substantially similar to Exhibit 10.8

10.10  -     Jameson 1993 Stock Incentive Plan incorporated by reference to
                 Exhibit 10.22.1 to the Registration Statement on Form S-11, File
                 No. 33-71160

10.11  -     Form of Stock Option Agreement under Jameson Inns, Inc. Stock
                 Incentive Plan incorporated by reference to Exhibit 10.23 to the
                 Registration Statement on Form S-11, File No. 33-71160

10.12  -     Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report filed on Form
                 10-K for the year ended December 31, 1995

10.13  -     1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.14  -     Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.15  -    Jameson Inns, Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form
                10-K for the year ended December 31, 1995

10.16  -    Jameson 1996 Stock Incentive Plan incorporated by reference to
                Exhibit 10.45 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

10.17  -    Jameson 1997 Director Stock Option Plan

10.18  -    Employment Agreement between Jameson Inns, Inc. and Thomas W. Kitchin incorporated by reference to Exhibit 10.24 to the Registration
                Statement on Form S-11, File No. 33-71160

10.19  -    Amendment No. 1 to Employment Agreement between Jameson Inns, Inc. and
                Thomas W. Kitchin incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K for the year ended
                December 31, 1995

10.20  -    Amendment No. 2 to Employment Agreement between Jameson Inns, Inc.
                and Thomas W. Kitchin incorporated by reference to Exhibit 10.16 to the Annual Report filed on Form 10-K for the year ended
                December 31, 1995

10.21  -    Amendment No. 3 to Employment Agreement between Jameson Inns, Inc. and
                Thomas W. Kitchin incorporated by reference to Exhibit 10.46 to the Annual Report filed on Form 10-K for the year ended
                December 31, 1996

10.22  -    Indemnification and Hold Harmless Agreement between Jameson Inns,
                Inc. and Jameson Operating Company incorporated by reference to
                Exhibit 10.25 to the Registration Statement on Form S-11, File No.
                33-71160

10.23  -    Indemnification and Hold Harmless Agreement between Jameson Inns,
                Inc. and Kitchin Investments, Inc. incorporated by reference to
                Exhibit 10.26 to the Registration Statement on Form S-11, File No.
                33-71160

10.24  -    Form of Indemnification agreement between Jameson Inns, Inc.
                and Directors and Officers incorporated by reference to Exhibit
                10.27 to the Registration Statement on Form S-11, File No.
                33-71160

10.25  -    Construction Loan Agreement, Indenture, Security Agreement and
                Promissory Note dated July 15, 1993 for $1,000,000 loan from
                Empire Financial Services, Inc. to Jameson Inns, Inc. (formerly
                Jameson Company) for construction of Jameson Inn in Carrollton,
                Georgia incorporated by reference to Exhibit 10.39 to the
                Registration Statement on Form S-11, File No. 33-71160

10.26  -    Schedule of documents substantially similar to Exhibit 10.25

10.27  -    Loan Indenture, Security Agreement, Assignment of Fees and Income,
                Promissory Note for $4.2 million revolving loan from Empire
                Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

10.28  -    Deed to Secure Debt, Security Agreement, Assignment of Operating
                Lease, Assignment of Fees and Income, Promissory Note for $1.6
                million loan from Empire Financial Services, Inc. to Jameson Inns,
                Inc. secured by Inn at Jesup, Georgia incorporated by reference to
                Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.29  -    Schedule of documents substantially similar to Exhibit 10.28.

10.30  -    Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson
                Inns, Inc. incorporated by reference to Exhibit 10.26 to the
                Annual Report filed on Form 10-K for the year ended
                December 31, 1995

10.31  -    Schedule of documents substantially similar to Exhibit 10.30.

10.32  -    Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for
                loan on Waynesboro, Georgia incorporated by reference to Exhibit
                10.3 to the Report filed on Form 10-Q for the quarter ended
                March 31, 1996

10.33  -    Schedule of documents substantially similar to Exhibit 10.32

12.1   -    Ratios of Earnings to Combined Fixed Charges and Preferred Stock
                Dividends

21.1   -    List of subsidiaries of the Company

23.1   -    Consent of Ernst & Young LLP

27.1   -    Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                ERNST & YOUNG LLP

Atlanta, Georgia
February 12, 1998

                               JAMESON INNS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                            1997               1996
                                                       --------------      ------------
ASSETS
Property and equipment, at cost                        $ 117,515,375       $ 80,816,228
Less accumulated depreciation                            (12,584,189)        (9,205,591)
                                                       -------------       ------------
                                                         104,931,186         71,610,637

Cash                                                         338,581            208,912
Lease revenue receivable                                   1,457,672            684,625
Prepaid expenses                                               6,280             98,794
Deferred finance costs, net                                  781,472          1,197,205
Other assets                                                  90,505            184,784
                                                       -------------       ------------
                                                       $ 107,605,696       $ 73,984,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                 $  29,624,889       $ 22,317,206
Accounts payable and accrued expenses                        213,411             20,121
Accounts payable to affiliates                             2,185,884            633,460
Accrued interest                                             164,757            120,543
Accrued property taxes                                       255,874             97,515
Other accrued liabilities                                         --             33,154
                                                       -------------       ------------
                                                          32,444,815         23,221,999

Stockholders' equity:
  Preferred stock, $1 par value,
      100,000 shares authorized, no shares issued
      and outstanding                                             --                 --

  Common stock, $.10 par value, 20,000,000
     shares authorized, 9,774,075 shares
     (7,357,471 in 1996) issued and outstanding              977,408            735,747
  Additional paid-in capital                              75,210,464         51,054,202
  Retained deficit                                        (1,026,991)        (1,026,991)
                                                       -------------       ------------
Total stockholders' equity                                75,160,881         50,762,958
                                                       -------------       ------------
                                                       $ 107,605,696       $ 73,984,957
                                                       =============       ============


See accompanying notes.

                               JAMESON INNS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31
                                                          1997            1996             1995
                                                      -------------------------------------------
Lease revenue                                         $12,966,185      $9,376,101      $6,342,229

Expenses:
    Property tax expense                                  683,902         461,516         292,308
    Insurance expense                                     422,890         271,835         221,647
    Depreciation                                        3,898,091       2,669,574       1,824,569
    General and administrative expenses                   444,908         499,006         621,913
    Loss on disposal of furniture and equipment           143,544          47,849              --
                                                      -----------      ----------      ----------
Total expenses                                          5,593,335       3,949,780       2,960,437
                                                      -----------      ----------      ----------

Income from operations                                  7,372,850       5,426,321       3,381,792
    Interest expense, net of capitalized amounts          777,718       1,385,512       1,590,524
                                                      -----------      ----------      ----------

Income before extraordinary loss                        6,595,132       4,040,809       1,791,268
Extraordinary loss-early extinguishment of debt           689,542         989,376          19,328
                                                      -----------      ----------      ----------

Net income                                              5,905,590       3,051,433       1,771,940
Preferred stock dividends                                      --              --         489,949
                                                      -----------      ----------      ----------

Net income attributable to common stockholders        $ 5,905,590      $3,051,433      $1,281,991
                                                      ===========      ==========      ==========

Per common share:

  Income before extraordinary loss:
    Basic                                             $       .72      $      .65      $      .35
    Diluted                                           $       .70      $      .63      $      .46
  Net income:
    Basic                                             $       .64      $      .49      $      .34
    Diluted                                           $       .63      $      .48      $      .45


See accompanying notes.

                               JAMESON INNS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          $1 Par           $.10 Par                                               Total
                                         Preferred          Common         Contributed         Retained        Stockholders'
                                           Stock             Stock           Capital            Deficit           Equity
                                    ----------------------------------------------------------------------------------------
Balance at January 1, 1995            $    64,467       $   320,708       $ 23,923,576       $(1,026,991)      $ 23,281,760
   Conversion of preferred stock
     to common stock                      (64,467)           64,467                 --                --                 --
   Issuance of common stock, net
     of offering expense                       --               474             18,682                --             19,156
   Exercise of stock options                   --               146              9,667                --              9,813
   Vesting of stock options                    --                --             76,790                --             76,790
   Preferred stock dividends                   --                --           (489,949)               --           (489,949)
     ($7.60 per share)
   Common stock dividends                      --                --         (1,143,220)       (1,771,940)        (2,915,160)
     ($0.80 per share)
   Net income                                  --                --                 --         1,771,940          1,771,940
                                      -----------       -----------       ------------       -----------       ------------

Balance at December 31, 1995                   --           385,795         22,395,546        (1,026,991)        21,754,350
   Issuance of common stock,
     net of offering expense                   --           339,703         30,787,970                --         31,127,673
   Exercise of stock options                   --             3,770            288,109                --            291,879
   Vesting of stock options                    --                --             63,542                --             63,542
   Restricted stock grant                      --             6,479             28,852                --             35,331
   Common stock dividends                      --                --         (2,509,817)       (3,051,433)        (5,561,250)
     ($0.86 per share)
   Net income                                  --                --                 --         3,051,433          3,051,433
                                      -----------       -----------       ------------       -----------       ------------

Balance at December 31, 1996                   --           735,747         51,054,202        (1,026,991)        50,762,958
   Issuance of common stock,
     net of offering expense                   --           234,549         25,887,675                           26,122,224
   Exercise of stock options                   --             6,981            413,417                              420,398
   Vesting of stock options                    --                --             37,424                               37,424
   Restricted stock grant                      --               131             70,652                               70,783
   Common stock dividends                                                   (2,252,906)       (5,905,590)        (8,158,496)
     ($0.90 per share)                         --
   Net income                                  --                --                            5,905,590          5,905,590
                                      -----------       -----------       ------------       -----------       ------------
Balance at December 31, 1997          $        --       $   977,408       $ 75,210,464       $(1,026,991)      $ 75,160,881
                                      ===========       ===========       ============       ===========       ============


See accompanying notes.

                               JAMESON INNS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                          1997           1996            1995
                                                     -------------------------------------------
OPERATING ACTIVITIES
Net income                                            $ 5,905,590      $ 3,051,433      $ 1,771,940
Adjustments to reconcile net income
  to cash provided by operating activities:
     Extraordinary loss                                   596,526          989,376           19,328
     Depreciation and amortization                      3,977,605        2,762,660        1,911,720
     Loss on disposal of furniture and equipment          143,544           47,849               --
     Stock-based compensation expense                     108,207           98,873           76,790
     Changes in assets and liabilities
       increasing (decreasing) cash:
        Lease revenue receivable                         (773,048)        (188,770)        (147,329)
        Prepaid expenses and other assets                 186,794         (202,130)         (26,628)
        Accounts payable and accrued expenses             193,290          (45,828)          23,882
        Accounts payable to affiliates                  1,552,424           64,799          447,797
        Accrued interest                                   44,214          (30,639)         103,344
        Accrued property taxes and other accrued          125,205           78,857             (156)
       liabilities
                                                      -----------      -----------      -----------
Net cash provided by operating activities              12,060,351        6,626,480        4,180,688

INVESTING ACTIVITIES
Additions to property and equipment                   (37,362,186)     (23,548,156)     (18,844,582)
                                                      -----------      -----------      -----------
Net cash used in investing activities                 (37,362,186)     (23,548,156)     (18,844,582)



See accompanying notes.

                               JAMESON INNS, INC.

                                                                 YEAR ENDED DECEMBER 31
                                                          1997           1996            1995
                                                     ---------------------------------------------
        FINANCING ACTIVITIES
        Common stock dividends paid                   $(8,158,496)    $(5,561,250)    $(2,915,160)
        Preferred stock dividends paid                         --              --        (489,949)
        Proceeds from issuance of common
         stock, net of offering expense                26,122,224      31,127,673          19,156
        Proceeds from exercise of stock options           420,398         291,879           9,813
        Proceeds from mortgage notes payable           33,919,713      27,466,333      22,994,085
        Payment of deferred finance costs                (260,306)     (1,066,270)       (760,430)
        Payments on mortgage notes payable            (26,612,029)    (35,363,031)     (4,309,839)
        Other                                                  --              --          (1,915)
                                                      -----------     -----------     -----------
        Net cash provided by financing activities      25,431,504      16,895,334      14,545,761

        Net increase (decrease) in cash                   129,669         (26,342)       (118,133)
        Cash at beginning of year                         208,912         235,254         353,387
                                                      -----------     -----------     -----------
        Cash at end of year                           $   338,581     $   208,912     $   235,254
                                                      ===========     ===========     ===========

        SUPPLEMENTAL INFORMATION
        Interest paid, net of interest capitalized    $   733,504     $ 1,416,151     $ 1,781,537
                                                      ===========     ===========     ===========
        State income and franchise taxes paid         $    16,752     $     3,772     $     7,355
                                                      ===========     ===========     ===========



        See accompanying notes.

                               JAMESON INNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.  BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. ("the Company") develops and owns limited service hotel properties (the "Inns") operating under the trademark "The Jameson Inn(R)." The Company focuses on developing Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base. The typical Inn is initially built as a 40-unit, two-story, Colonial style Inn on a one- to two-acre tract with a swimming pool, fitness center and parking areas. Based on market demand, two Inns were initially constructed with 60 units and other Inns have been expanded one or more times since their initial construction. At December 31, 1997, 19 of the operating Inns had 58 or more rooms each.

At December 31, 1997, there were 62 Inns in operation in Alabama, Georgia, North Carolina, South Carolina and Tennessee with a total of 2,924 rooms and an additional 22 Inns under development, including 11 under construction in these same states and contracts to acquire 11 additional parcels of land on which additional Inns are expected to be constructed in 1998. The Inns under development will add 880 rooms. At December 31, 1997, 20-room expansions of two existing Inns were also being constructed.

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 1997, the Company had one wholly-owned and two 99.8%- owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company's Chairman, CEO and President and his spouse own the remaining 0.2% of these two subsidiaries.

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

The Company's principal business, before and after the IPO, includes identification of suitable inn locations, arranging construction and permanent financing, land acquisition, Inn design and configuration, land preparation, and acquisition of furniture, fixtures and equipment for the Inns. Prior to the IPO, the Company also constructed the facilities and operated the properties.

                               JAMESON INNS, INC.

2.  ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Costs incurred to acquire and open new Inn locations or to renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs and real estate taxes. Interest costs of $637,290, $526,130 and $381,508 were capitalized in 1997, 1996 and 1995, respectively.

Jameson Development Company, L.L.C. ("JDC") and its predecessor, Jameson Construction Company, construct the Inns for the Company. JDC is managed and majority-owned by the Company's Chairman and largest stockholder. Jameson Construction Company was wholly-owned by Kitchin Investments, Inc. Kitchin Investments, Inc. is wholly-owned by the Company's Chairman and largest stockholder. The Company paid JDC and its predecessor a total of $29,628,000 and $18,932,000 for turnkey construction of new Inn construction, expansions, fitness centers or renovations during the years ended December 31, 1997 and 1996, respectively.

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and five years (furniture, fixtures and equipment).

Property and equipment consists of the following at December 31:

                                                         1997             1996
                                                   ------------------------------
        Land and improvements                      $  21,525,941     $ 14,794,416
        Buildings                                     75,117,503       52,176,321
        Furniture, fixtures and equipment             14,018,665        9,840,922
        Construction in process                        6,853,266        4,004,569
                                                   -------------     ------------
                                                     117,515,375       80,816,228
        Accumulated depreciation                     (12,584,189)      (9,205,591)
                                                   -------------     ------------
                                                   $ 104,931,186     $ 71,610,637
                                                   =============     ============

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There was no effect of adoption and no impairment losses have been recorded.

                               JAMESON INNS, INC.

2.  ACCOUNTING POLICIES (continued)

DEFERRED FINANCE COSTS

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn. Amortization of deferred finance costs is included in interest expense on the consolidated statement of operations. Accumulated amortization totaled $88,708 and $50,923 as of December 31, 1997 and 1996, respectively.

INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such since January 1, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% of its taxable income to its shareholders and satisfies certain other requirements defined in the Code.

The Company uses the liability method of accounting for income taxes, which amounts have not been material since the REIT election.

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

EARNINGS PER SHARE

Earnings per share have been restated for Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock.

Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding Preferred Stock, restricted shares of Common Stock and outstanding stock options, using the treasury stock method and the average stock price during the period.

3. THE LEASE

On January 1, 1994, the Company and the partnerships, which owned the Inns prior to the IPO, entered into leases, whereby all of the operating Inns were leased to the Jameson Operating Company. Therefore, all of the lease revenue and related receivables are derived from this lease.

                               JAMESON INNS, INC.

3. THE LEASE (continued)

After the IPO and the liquidation of the partnerships in January 1994, the Company entered into a master lease (the "Lease") in substantially the same form as the individual leases.

Jameson Operating Company was formed in 1993 to conduct the operation of the Inns and entered into the Lease with the Company for that purpose. Effective September 12, 1997 and until December 28, 1997, Jameson Operating Company was wholly owned by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company. On December 28, 1997, Jameson Operating Company II, LLC acquired all of the assets, liabilities and operations of Jameson Operating Company and succeeded Jameson Operating Company as lessee and operator of the Inns under the Lease. Jameson Operating Company II, LLC is also wholly owned by Thomas W. Kitchin and his spouse. Jameson Operating Company II, LLC and its predecessor, Jameson Operating Company, are collectively referred to herein as "the Operator". The Lease between Jameson Operating Company and Jameson Inns, Inc. was transferred to Jameson Operating Company II, LLC effective December 28, 1997.

The Lease, which expires December 31, 2007, provides for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264.00 per month for each rentable room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by the Operator over the relevant period. The percentage is 39% of such revenues up to $21.05 per day per room in 1997 over the period, plus 65% of all additional average daily room rental revenues, provided, however, that total rent for any calendar year is not to exceed 47% of total room rental revenues for that year. The $21.05 per room amount used in calculating Percentage Rent is subject to adjustment each year end based on changes in the Consumer Price Index and as of January 1, 1998 was $21.62.

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

Base rent totaled $7,532,712, $5,469,288 and $3,553,252 in 1997, 1996 and 1995,
respectively, and assuming the same number of rooms in operation as at December 31, 1997, would total $9,263,232 per year until the Lease expires.

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

                               JAMESON INNS, INC.

4. MORTGAGE NOTES PAYABLE

As of December 31, long-term debt consists of:

                                                                                        1997            1996
                                                                                    ----------------------------
        Notes payable on Inns:

        Terms of seven years, due in monthly installments of
            principal and interest with any remaining unpaid balances
            payable in full on the individual note's maturity date.
            Maturity dates range from 2003 to 2004.  Interest rates are adjusted to a specified spread above the prime rate, and
            ranged from 8.5% to 9.0% at December 31, 1997.  Secured
            by mortgages on 16 of the Inns.                                          $ 15,557,415    $13,046,054

        Line of credit:

         $36million line of credit ("the Line") convertible in 1999 to a term note due in 2006. At December 31, 1997, the Company had $24.7
            million available to borrow. The Line bears interest at initial annual rates ranging from 8.5% to 8.75%, which is adjusted annually to the prime rate plus .25% or .5%, with a floor of 7% and a cap of
            13% (8.75% to 9.0% at December 31, 1997). Payments of interest are due monthly, and monthly payments of principal and interest commence in June 1999. Principal on loans under the Line will be amortized using a 15-year period and is payable in
            full in  May 2006.  Secured  by mortgages on 31 of the Inns.               11,286,332      7,122,554

        Construction obligations:

        $7.45 million, including pending draws on construction loans.
             As of December 31, 1997, $4.7 million was  available for
              borrowing. The construction loans have terms of seven years and are due in monthly installments of interest only for 18 months and principal and interest thereafter until the individual note's maturity date. The notes' interest rates are adjusted annually to a specified rate above the prime rate or to a specified rate above the prime rate with a floor of 7% and a cap of 12% and no annual change greater than 1%. Interest rates at December 31, 1997 ranged from 8.875% to 9.00%. Secured by seven Inns under
             construction.                                                              2,781,142      2,148,598
                                                                                     ------------    -----------
                                                                                     $ 29,624,889    $22,317,206
                                                                                     ============    ===========

At December 31, 1997 and 1996, approximately $80.4 and $64.6 million, respectively, of the Company's net book value of property and equipment collateralized the mortgage notes payable. At December 31, 1997 and 1996, the carrying value of the long-term debt approximated its fair value.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 1997:

                           1998                      $   469,481
                           1999                        2,065,785
                           2000                        2,929,553
                           2001                        2,922,866
                           2002                        2,567,096
                           Thereafter                 18,670,108
                                                     -----------
                                                     $29,624,889
                                                     ===========

The Company used proceeds of its common stock offerings in 1997 and 1996 to early extinguish debt in those years and used proceeds from refinancings to early extinguish debt in 1995. As a result of the early extinguishment of certain debt in 1997, 1996 and 1995, the Company had extraordinary losses of $689,542, $989,376 and $19,328, respectively, comprised of the write-off of unamortized deferred finance costs and prepayment penalties.

5. STOCKHOLDERS' EQUITY

PREFERRED STOCK

On March 30, 1994, the Board of Directors approved the issuance of 64,467 shares of preferred stock, $1.00 par value (the "Preferred Stock"), to Thomas W. Kitchin and the Kitchin Children's Trust in exchange for their 644,669 shares of the Company's Common Stock. The stock conversion was effected on April 15, 1994 to carry out the provisions of the dividend subordination agreement executed at the time of the IPO.

The terms of the Preferred Stock provided that each share of Preferred Stock will have the same voting power as 10 shares of Common Stock and may, at any time after February 3, 1995, and at the election of the holder thereof, be converted into 10 shares of Common Stock. The Preferred Stock consisted of two series, Series A issued to the Kitchin Children's Trust, and Series B issued to Mr. Kitchin. According to the Preferred Stock terms, after the holders of Common Stock received dividends of $.76 per share with respect to the period from February 3, 1994 to February 2, 1995 (the "Subordination Period"), the holder of the Series A Preferred Stock could receive dividends of up to $7.60 per share with respect to the Subordination Period and then the holder of the Series B Preferred Stock could receive dividends up to $7.60 per share. After the holders of the Common Stock received dividends of $.76 per share and the holders of both series of the Preferred Stock received dividends of $7.60 per share (which is equivalent to the $.76 per share dividend on the Common Stock) attributable to the Subordination Period, all further dividends were to be paid on a pro rata basis, with each share of Preferred Stock receiving a dividend equal to the dividend paid on 10 shares of Common Stock.

The terms of the Preferred Stock further provided that in the event of the liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock will first be entitled to receive liquidating distributions of $1.00 per share to the extent funds are available for distribution. The holders of Preferred Stock were then entitled to receive liquidating distributions of $10.00 per share (which is equivalent to the $1.00 per share distribution on the Common Stock). All further liquidating distributions were to be paid on a pro rata basis to the holders of the Common and Preferred Stock, with each share of Preferred Stock receiving a distribution equal to the distribution paid on 10 shares of Common Stock.

On March 1, 1995, holders of the Preferred Stock converted all of their 64,467 shares of Preferred Stock into 644,670 shares of Common Stock and as a result there are no outstanding shares of Preferred Stock as of December 31, 1997, 1996, or 1995.

On February 2, 1998, the Company's shareholders approved an increase in the number of authorized shares of preferred stock to 10 million shares.

COMMON STOCK

On February 2, 1998, the Company's shareholders approved an increase in the number of authorized shares of Common Stock to 40 million shares.

DIVIDENDS

The Company declared and paid cash dividends to holders of Common Stock equal to $.90 per share in 1997, $.86 per share in 1996 and $.80 per share in 1995. On January 22, 1998, the Company declared cash dividends of $0.23 per share of Common Stock.

On February 6, 1995, the Company also declared and paid a cash dividend of $7.60 per share of Preferred Stock.

STOCK OPTIONS

The Company adopted the 1993 Stock Incentive Plan ("1993 Plan") and originally reserved 320,000 shares to provide incentives to attract and retain officers, key employees and directors of both the Company and the Operator. The Company's 1993 Stock Incentive Plan provides for a number of shares equal to 10% of the Company's outstanding common shares to be available to provide incentives to retain key personnel at both the Company and the Operator. In 1996, the Jameson 1996 Stock Incentive Plan ("1996 Plan") was adopted and 500,000 shares were reserved for issuance. As of December 31, 1997 the Company had a total of 1,413,007 shares reserved for future issuance, including 594,010 shares available for future option grants under the 1993 and 1996 Plans.

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

The Company adopted the Director Stock Option Plan ("1995 Director Plan") in May 1995 to attract and retain qualified independent directors. This plan provides for, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In 1995 the three independent directors surrendered their options to purchase an aggregate of 25,000 shares of Common Stock under the 1993 Stock Incentive Plan to participate in the 1995 Director Plan. In addition, the Company adopted the 1997 Director Stock Option Plan ("1997 Director Plan") in November 1997. The 1997 Director Plan provides that at time of the Company's approval of the plan and subsequently upon each annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 1997, a total of 325,000 options are reserved for future issuance under the 1995 Director Plan and the 1997 Director Plan, including 235,000 options available to be granted at December 31, 1997.

A summary of the stock option activity in the 1993, 1996, 1995 Director and 1997 Director Plans follows:

                                                                                  WEIGHTED
                                              NUMBER           RANGE OF           AVERAGE
                                                OF             EXERCISE        EXERCISE PRICE
                                              SHARES        PRICE PER SHARE      PER SHARE
                                            --------------------------------------------------
Options outstanding, December 31, 1994       265,000       $  5.50 - $ 11.00             *
    Granted in 1995                          253,000       $  6.65 - $  8.75       $  7.37
    Exercised in 1995                         (1,457)      $  6.65 - $  7.25       $  6.74
    Forfeited in 1995                        (32,003)      $  5.50 - $  7.25             *
    Surrendered in 1995                      (25,000)      $ 7.375 - $  9.00       $  8.21
                                             -------
Options outstanding December 31, 1995        459,540       $  6.65 - $  8.75       $  7.17
    Granted in 1996                           27,500                 $10.875       $10.875
    Exercised in 1996                        (37,697)      $  6.65 - $  7.25       $  7.08
    Forfeited in 1996                        (21,500)      $  6.65 - $  8.75       $  8.27
                                             -------
Options outstanding December 31, 1996        427,843       $  6.65 - $10.875       $  7.36
    Granted in 1997                          497,000       $11.375 - $ 11.75       $ 11.63
    Exercised in 1997                        (86,992)      $  6.65 - $10.875       $  7.11
    Forfeited in 1997                        (30,000)      $  7.25 - $ 11.75       $ 11.28
                                             -------
Options outstanding December 31, 1997        807,851       $  6.65 - $ 11.75       $  9.87
                                             =======
    Exercisable, December 31, 1997           365,855       $  6.65 - $11.625       $  7.78
                                             =======

* Weighted average not calculated due to variable exercise prices.

The weighted average exercise price of the 807,851 options outstanding at December 31, 1997 was $9.87. The weighted average exercise price of options exercisable at December 31, 1997 was $7.78. The average contractual life remaining on options outstanding at December 31, 1997 was 8.58 years.

As presented in the table above, the Company had a total of 807,851 options outstanding at December 31, 1997. A portion of these options (251,685) have exercise prices of $6.65 to $7.25, a weighted average exercise price of $7.07 and an average remaining contractual life of 6.54 years. All of the options outstanding in this group were exercisable with a weighted average price per share of $7.07. At December 31, 1997, the Company also had 556,166 options outstanding with an exercise price of $8.125 to $11.75, a weighted average exercise price of $11.14 and an average remaining contractual life of 9.50 years. Of this outstanding amount, 114,170 options were exercisable with a weighted average price per share of $9.33.

RESTRICTED STOCK

In 1997 and 1996, the Company awarded 1,400 and 65,270 shares, respectively of Common Stock to certain officers and employees of the Company and Jameson Operating Company, under the provisions of the 1996 Plan. The shares vest at the end of ten years, assuming the individual is continuously employed by one of the two companies at that date. Total compensation expense of $662,470 is being recorded over the ten-year vesting period using the straight line method, net of forfeitures. This original amount represents the fair value of the restricted shares at the date of grant based on the market price at date of grant; the expense recorded was $35,331 in 1996 and $62,389 in 1997. As of December 31, 1997, 64,401 shares remain outstanding; the balance were forfeited and returned to the Company.

PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995; risk-free interest rates of 5.89% to 6.69%; a dividend yield of 8%; a volatility factor of the expected market price of the Company's Common Stock of .197 or .208; and an expected life of the option of 3 to 10 years.

During 1996 and 1997, the Company made certain stock-based awards whose exercise price was less than the then current market price (65,270 and 1,400 shares of restricted stock were awarded in 1997 and 1996, with a fair value of $5.16 to $5.37 and $4.26 per share in 1997 and 1996, respectively). All other awards were made with exercise prices equal to the then current market price.

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

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock is amortized to expense over the vesting period. The Company's pro forma information follows:

                                                                1997         1996         1995
                                                               --------------------------------
Pro forma net income (in 000's)                                $5,882       $3,049       $1,764
Pro forma earnings per share - basic                           $  .64       $  .49       $  .34
Pro forma earnings per share - diluted                         $  .62       $  .48       $  .45


DIVIDEND REINVESTMENT PLAN

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. The plan allows existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plan also allows existing shareholders to make additional cash purchases of common stock of up to $5,000 per calendar quarter. These additional cash purchases from the Company are not sold at a discount from the market price. During 1997 and 1996, 45,483 and 21,331 shares, respectively, were purchased either through dividend reinvestments or additional cash purchases.

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

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             1997            1996                 1995
                                        --------------------------------------------------
Numerator:

Income from continuing operations        $ 6,595,132     $ 4,040,809          $ 1,791,268

Extraordinary loss                          (689,542)       (989,376)             (19,328)
                                         -----------     -----------          -----------
Net income                                 5,905,590       3,051,433            1,771,940

Preferred stock dividends                         --              --             (489,949)
                                         -----------     -----------          -----------

Numerator for basic earnings per
    share  - income available to
    common stockholders                    5,905,590       3,051,433            1,281,991

 Effect of dilutive securities:
   Preferred stock dividends                    --              --                489,949
                                         -----------     -----------          -----------

  Numerator for diluted earnings per
    share - income available to
    common stockholders after
    assumed conversions                  $ 5,905,590     $ 3,051,433          $ 1,771,940
                                         ===========     ===========          ===========

Denominator:

Weighted average shares outstanding        9,285,670       6,239,407            3,749,588

Less: Unvested restricted shares             (63,661)        (61,505)                  --
                                         -----------     -----------          -----------

Denominator for basic earnings per share   9,222,009       6,177,902            3,749,588

Plus:  Effect of dilutive securities

    Convertible preferred stock                   --              --              104,207

    Employee and director stock options      146,511         129,876               46,876

    Unvested restricted shares                44,999          57,979                   --

Total dilutive potential common shares       191,510         187,855              151,083
                                         -----------     -----------          -----------

Denominator for diluted earnings per
    share-adjusted weighted  average
    shares and assumed conversions         9,413,519       6,365,757            3,900,671
                                         ===========     ===========          ===========

                                                   1997     1996       1995
                                                 ----------------------------
Basic Earnings Per Common Share:

Income before extraordinary loss                  $0.72     $0.65      $0.35

Extraordinary loss                                 (.08)     (.16)      (.01)
                                                  -----     -----      -----

Net income per common share                       $0.64     $0.49      $0.34
                                                  =====     =====      =====

Diluted Earnings Per Common Share:

Income before extraordinary loss                  $0.70     $0.63      $0.46

Extraordinary loss                                 (.07)     (.15)      (.01)
                                                  -----     -----      -----

Net income

                                                  $0.63     $0.48      $0.45
                                                  =====     =====      =====


For additional disclosures regarding the employee stock options and stock grants, see Note 5.

Options to purchase 27,500 shares of Common Stock during 1996, warrants to purchase 260,000 shares of Common Stock during 1997, 1996 and 1995 and stock appreciation rights to acquire 150,000 shares of Common Stock during 1996 and 1995 were all outstanding but were not included in the computation of diluted earnings per share because the securities' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7.  INCOME TAXES

The Company recorded no provision for federal income taxes in 1997, 1996 or 1995 due to its REIT status. State tax expense, which is not material, is included in general and administrative expenses. At December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the IPO, future utilization of the net operating loss carryforwards by the Company, may be limited.

The Company declared and paid dividends on its Common Stock of $.90, $.86 and $.80 per share in 1997, 1996 and 1995, respectively. Of these dividends, $.73, $.56 and $.50 per share represents ordinary income and $.17, $.30 and $.30 per share represents return of capital in 1997, 1996 and 1995, respectively.

8.  ADDITIONAL RELATED PARTY TRANSACTIONS

The Company shares employees and office space with Kitchin Investments, Inc., which is wholly owned by the Company's Chairman and largest stockholder. Per the cost reimbursement agreement, Kitchin Investments, Inc. charged the Company approximately $220,000, $194,000 and $138,000 for its allocation of salary, office overhead, and other general and administrative costs in 1997, 1996 and 1995, respectively. Accounts payable to affiliates at December 31, 1997 and 1996 includes $54,251 and $23,053, respectively, due to this related party.

9.  OTHER COMMITMENTS AND CONTINGENCIES

As of December 31, 1997, the Company had executed or expected to execute construction contracts with Jameson Development Company, LLC for new Inns or expansions totaling $17.2 million, of which $10.3 million had not been expended.

Subsequent to December 31, 1997 and through January 30, 1998, the Company purchased sites for three additional new Inns for an aggregate purchase price of approximately $.9 million. Inn construction costs are estimated to be $4.2 million on these three new sites.

The Company leases its headquarters' office space in Atlanta, Georgia, and land underlying certain of its Inns which are built or under construction. The leases require future minimum payments as follows:

                           1998            $   245,893
                           1999                253,773
                           2000                265,903
                           2001                278,518
                           2002                287,595
                           Thereafter        3,278,157
                                           -----------
                                           $ 4,609,839
                                           ===========


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

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                                                1997 QUARTERS
                                                    --------------------------------------------------------------------
                                                         FIRST              SECOND           THIRD            FOURTH
                                                    --------------------------------------------------------------------
Lease revenue                                       $   2,735,543      $   3,242,524    $   3,554,015    $   3,434,103
Income before extraordinary loss                        1,210,869          1,889,061        2,012,263        1,482,939
Net income                                                521,327          1,889,061        2,012,263        1,482,939
Earnings per common share:
      Income before extraordinary loss:
           Basic                                             0.15               0.20             0.21             0.15
           Diluted                                           0.15               0.19             0.20             0.15
      Net income:
           Basic                                             0.07               0.20             0.21             0.15
           Diluted                                           0.06               0.19             0.20             0.15


                                                                                1996 QUARTERS
                                                    --------------------------------------------------------------------
                                                         FIRST              SECOND           THIRD            FOURTH
                                                    --------------------------------------------------------------------
Lease revenue                                       $   1,915,590      $   2,427,100    $   2,668,378    $   2,365,033
Income before extraordinary loss                          338,504          1,166,651        1,443,330        1,092,324
Net income                                                338,504            177,275        1,443,330        1,092,324
Earnings per common share:
      Income before extraordinary loss:
           Basic                                             0.09               0.18             0.20             0.15
           Diluted                                           0.08               0.18             0.19             0.15
      Net income:
           Basic                                             0.09               0.03             0.20             0.15
           Diluted                                           0.08               0.03             0.19             0.15


Quarterly earnings per share do not sum to the annual earnings per share amounts due to the effects of the timing of stock issuances and fluctuations in average price during the period.

JAMESON INNS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1997

                                                                                 Cost Capitalization
                                                                                    Subsequent to
                                                     Initial Cost                    Acquisition
                                           -----------------------------       ----------------------
                                                              Buildings,                   Buildings,
                            Mortgage                         Equipment &                  Equipment &
Property                        Debt          Land          Improvements          Land    Improvements
--------                 -------------------------------------------------------------------------------

Georgia:

  Albany (f)          $    4,324      $265,344            $ --                 $ 92,308      $1,691,354

  Americus (f)            64,001       131,629              --                  222,297       2,502,845

  Bainbridge (f)         951,000       125,000              --                       --       1,632,280

  Brunswick (f)        1,600,000       175,275              --                       --       1,653,848

  Calhoun (f)            852,000       113,722              --                   18,008       1,564,641

  Carrollton (f)         502,000       225,000              --                   50,029       1,597,633

  Commerce (f)           501,000       304,809              --                    1,299       1,301,318

  Conyers (f)              1,000       301,128              --                       --       1,413,820

  Covingyon (f)           64,001       141,452              --                   22,399       1,295,704

  Douglas (f)              1,000       120,033              --                       --       1,147,714

  Dublin                 875,000            --              --                       --       1,407,441

  Eastman                     --        87,883              --                   13,917       1,356,530

  Fitzgerald                  --       133,515              --                       --       1,084,382

  Greensboro                  --       109,840              --                   17,394       1,441,505

  Hartwell (f)            64,001        85,000              --                   13,460       1,375,615

  Jesup (f)              501,000        89,917              --                   14,239       2,031,577

  LaGrange (f)         1,050,000       200,073              --                       --       1,235,372

  Macon                  624,093       288,518              --                       --       1,380,000

  Milledgeville               --       575,582       4,826,285                       --         233,643

  Oakwood (f)              1,000       258,903              --                       --       1,326,981

  Statesboro (f)          64,001       132,817              --                   21,032       1,404,421

  Thomaston (f)           64,001       157,181              --                   24,890       2,085,551

  Valdosta (f)             2,000       166,632              --                       --       1,609,931

  Warner Robins        1,100,000       365,853              --                       --       2,029,362

  Washington (f)          64,001       107,780              --                   17,067       1,276,787

  Waycross (f)           501,000        87,000              --                   13,777       2,017,114

  Waynesboro (f)           1,000       142,501              --                       --       1,249,089

  Winder (f)              64,001       124,500       1,268,199                       --         644,019




                               Gross Amount
                             at Which Carried
                             at Close of Period                                                                         Life on
                         -------------------------                                                           Which Depreciation
                                         Buildings,                                                                   in Latest
                                       Equipment &                 Accumulated        Date         Date of      Income Statement
Property                   Land        Improvements        Total  Depreciation    Acquired    Construction           is Computed
--------             ----------------------------------------------------------------------------------------------------------

Georgia:

  Albany (f)          $357,652      $1,691,354      $2,049,006      $  198,449      1994             1995                (e)

  Americus (f)         353,926       2,502,845       2,856,771         557,019      1991             1992                (d)

  Bainbridge (f)       125,000       1,632,280       1,757,280         254,911      1994             1994                (e)

  Brunswick (f)        175,275       1,653,848       1,829,123         167,710      1994             1995                (e)

  Calhoun (f)          131,730       1,564,641       1,696,371         366,038      1988             1988                (d)

  Carrollton (f)       275,029       1,597,633       1,872,662         281,764      1993             1994                (e)

  Commerce (f)         306,108       1,301,318       1,607,426          69,193      1996             1996                (e)

  Conyers (f)          301,128       1,413,820       1,714,948          85,340      1996             1996                (e)

  Covingyon (f)        163,851       1,295,704       1,459,555         402,040      1990             1990                (d)

  Douglas (f)          120,033       1,147,714       1,267,747         147,682      1995             1995                (e)

  Dublin                    --       1,407,441       1,407,441          28,486      1997             1997                (e)

  Eastman              101,800       1,356,530       1,458,330         458,544      1989             1989                (d)

  Fitzgerald           133,515       1,084,382       1,217,897         218,321      1993             1994                (e)

  Greensboro           127,234       1,441,505       1,568,739         455,538      1989             1990                (d)

  Hartwell (f)          98,460       1,375,615       1,474,075         338,611      1991             1992                (d)

  Jesup (f)            104,156       2,031,577       2,135,733         592,553      1990             1990                (d)

  LaGrange (f)         200,073       1,235,372       1,435,445          91,659      1995             1996                (e)

  Macon                288,518       1,380,000       1,668,518              --      1997             1997                (e)

  Milledgeville        575,582       5,059,928       5,635,510       1,468,027      1991               --                (d)

  Oakwood (f)          258,903       1,326,981       1,585,884          69,287      1996             1997                (e)

  Statesboro (f)       153,849       1,404,421       1,558,270         514,444      1988             1989                (d)

  Thomaston (f)        182,071       2,085,551       2,267,622         513,164      1990             1990                (d)

  Valdosta (f)         166,632       1,609,931       1,776,563         238,523      1994             1995                (e)

  Warner Robins        365,853       2,029,362       2,395,215          24,785      1997             1997                (e)

  Washington (f)       124,847       1,276,787       1,401,634         410,743      1989             1990                (d)

  Waycross (f)         100,777       2,017,114       2,117,891         384,837      1992             1993                (e)

  Waynesboro (f)       142,501       1,249,089       1,391,590         117,023      1995             1996                (e)

  Winder (f)           124,500       1,912,218       2,036,718         677,743      1988               --                (d)

JAMESON INNS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1997

                                                               Cost Capitalization
                                                                 Subsequent to
                                             Initial Cost         Acquisition
                                         ---------------------  -----------------------
                                                    Buildings,          Buildings,
                            Mortgage             Equipment &            Equipment &
Property                        Debt     Land   Improvements    Land   Improvements
--------                 ---------------------------------------------------------------

Alabama:

  Albertville (f)        401,000      174,000        --        418      1,077,428

  Alexander City              --      160,086        --         --      1,735,800

  Arab (f)               401,000      131,554        --         --      1,094,081

  Auburn               1,050,000      227,000        --         --      1,366,368

  Decatur (f)            500,000      201,629        --         --      1,305,515

  Eufaula (f)            501,000      228,869        --      3,489      1,204,664

  Florence (f)           401,000      313,579        --      1,202      1,828,179

  Greenville                  --      228,511        --         --      1,280,321

  Jasper               1,050,000      225,633        --         --      1,454,074

  Oxford               1,050,000      307,635        --         --      1,375,355

  Ozark                       --      176,148        --         --      1,148,902

  Selma (f)                1,000      143,812        --     22,773      1,894,872

  Syclacauga           1,100,000      224,476        --         --      1,420,303

  Tuscaloosa                  --           --        --         --      1,442,921


North Carolina:

  Asheboro             1,050,000      278,841        --         --      1,453,161

  Forest City          1,050,000      187,294        --      2,950      1,249,485

  Laurinburg           1,050,000      225,441        --         --      1,230,258

  Sanford              1,050,000      227,030        --     30,826      1,417,342

  Wilson                 921,784      237,712        --         --      1,501,000


South Carolina:

  Anderson (f)            64,001      201,000        --    133,385      1,940,325

  Cheraw                      --      168,458        --         --      1,120,470

  Easley (f)               1,000      266,753        --      2,710      1,108,889

  Gaffney                     --      135,025        --         --      1,602,079

  Georgetown                  --      144,353        --         --      1,439,602

  Greenwood (f)        1,050,000      140,231        --     20,741      1,713,731

  Lancaster                   --      150,592        --         --      1,099,616





                          Gross Amount
                        at Which Carried
                        at Close of Period                                                                         Life on
                     ------------------------                                                           Which Depreciation
                                    Buildings,                                                                   in Latest
                                  Equipment &                 Accumulated        Date         Date of      Income Statement
Property              Land        Improvements        Total  Depreciation    Acquired    Construction           is Computed
--------             -------------------------------------------------------------------------------------------------------

Alabama:

  Albertville (f)      174,418      1,077,428      1,251,846      183,106      1994          1994               (e)

  Alexander City       160,086      1,735,800      1,895,886      268,317      1994          1994               (e)

  Arab (f)             131,554      1,094,081      1,225,635      125,517      1995          1995               (e)

  Auburn               227,000      1,366,368      1,593,368       25,351      1996          1997               (e)

  Decatur (f)          201,629      1,305,515      1,507,144      106,506      1995          1996               (e)

  Eufaula (f)          232,358      1,204,664      1,437,022      112,925      1995          1996               (e)

  Florence (f)         314,781      1,828,179      2,142,960      141,946      1995          1996               (e)

  Greenville           228,511      1,280,321      1,508,832       67,069      1996          1996               (e)

  Jasper               225,633      1,454,074      1,679,707       13,269      1997          1997               (e)

  Oxford               307,635      1,375,355      1,682,990       42,398      1996          1997               (e)

  Ozark                176,148      1,148,902      1,325,050      174,451      1994          1995               (e)

  Selma (f)            166,585      1,894,872      2,061,457      403,702      1991          1992               (d)

  Syclacauga           224,476      1,420,303      1,644,779       19,500      1997          1997               (e)

  Tuscaloosa                --      1,442,921      1,442,921       21,560      1996          1997               (e)


North Carolina:

  Asheboro             278,841      1,453,161      1,732,002       13,537      1997          1997               (e)

  Forest City          190,244      1,249,485      1,439,729       59,805      1996          1997               (e)

  Laurinburg           225,441      1,230,258      1,455,699       44,174      1996          1997               (e)

  Sanford              257,856      1,417,342      1,675,198       19,576      1996          1997               (e)

  Wilson               237,712      1,501,000      1,738,712           --      1996          1997               (e)


South Carolina:

  Anderson (f)         334,385      1,940,325      2,274,710      369,473      1993          1993               (e)

  Cheraw               168,458      1,120,470      1,288,928      134,767      1995          1995               (e)

  Easley (f)           269,463      1,108,889      1,378,352      155,077      1994          1995               (e)

  Gaffney              135,025      1,602,079      1,737,104      142,498      1995          1995               (e)

  Georgetown           144,353      1,439,602      1,583,955       75,839      1996          1996               (e)

  Greenwood (f)        160,972      1,713,731      1,874,703      161,519      1994          1995               (e)

  Lancaster            150,592      1,099,616      1,250,208      146,831      1994          1995               (e)

JAMESON INNS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1997


                                                                                 Cost Capitalization              Gross Amount
                                                                                   Subsequent to                at Which Carried
                                                            Initial Cost            Acquisition                 at Close of Period
                                                  -------------------------   --------------------------      --------------------
                                                                Buildings,                   Buildings,                 Buildings,
                                    Mortgage                    Equipment &                  Equipment &                Equipment &
Property                            Debt          Land         Improvements       Land     Improvements       Land    Improvements
--------                          ------------------------------------------------------------------------------------------------
South Carolina:

  Orangeburg                               --        165,010            --         585      1,161,406        165,595     1,161,406

  Seneca                                   --        204,385            --          --      1,225,401        204,385     1,225,401

  Simpsonville (f)                  1,050,000        229,205            --          --      1,275,879        229,205     1,275,879

  Union                                    --        178,006            --         746      1,256,960        178,752     1,256,960


Tennessee:

  Clinton                           1,100,000        244,514            --          --      1,431,001        244,514     1,431,001

  Decherd                             931,890        254,501            --          --      1,303,600        254,501     1,303,600

  Johnson City                        670,457        405,939            --          --      2,130,000        405,939     2,130,000

  Tullahoma                           884,191        303,536            --          --      1,300,058        303,536     1,300,058


Construction or development in
progress:

  Cleveland, TN                            --        384,688            --          --         22,770        384,688        22,770

  Duncan, SC                          304,519        212,246            --          --        536,371        212,246       536,371

  Dunn, NC                            522,522        202,052            --          --      1,387,081        202,052     1,387,081

  Eden, NC                                 --        197,468            --          --         54,404        197,468        54,404

  Forest City, NC - Expansion              --             --            --          --        417,301             --       417,301

  Kingsland, GA                       155,611        283,432            --          --        378,457        283,432       378,457

  LaGrange, GA - Expansion                 --             --            --          --        421,384             --       421,384

  Lenoir, NC                          257,168        360,923            --          --        352,128        360,923       352,128

  Perry, GA                           543,362        238,325            --          --      1,315,021        238,325     1,315,021

  Roanoke Rapids, NC                       --        320,014            --          --         30,491        320,014        30,491

  Smithfield, NC                      428,379        246,092            --          --        625,912        246,092       625,912

  Spartanburg, SC                     569,581        247,838            --          --      1,236,668        247,838     1,236,668

  Trussville, AL                           --        425,438            --          --         75,278        425,438        75,278
                                  ------------------------------------------------------------------------------------------------


Totals                            $29,624,889    $15,226,161    $6,094,484    $761,941    $95,432,789    $15,988,102  $101,527,273
                                  ================================================================================================







                                                                                                      Life on
                                                                                           Which Depreciation
                                                                                                    in Latest
                                                     Accumulated      Date      Date of      Income Statement
Property                                Total       Depreciation    Acquired  Construction        is Computed
--------                                ---------------------------------------------------------------------
South Carolina:

  Orangeburg                             1,327,001     125,003           1995        1995               (e)

  Seneca                                 1,429,786      64,893           1996        1996               (e)

  Simpsonville (f)                       1,505,084      76,544           1996        1996               (e)

  Union                                  1,435,712      60,467           1996        1997               (e)


Tennessee:

  Clinton                                1,675,515      20,067           1997        1997               (e)

  Decherd                                1,558,101      41,066           1996        1997               (e)

  Johnson City                           2,535,939          --           1997        1997               (e)

  Tullahoma                              1,603,594      35,002           1996        1997               (e)


Construction or development in
progress:

  Cleveland, TN                            407,458          --

  Duncan, SC                               748,617          --

  Dunn, NC                               1,589,133          --

  Eden, NC                                 251,872          --

  Forest City, NC - Expansion              417,301          --

  Kingsland, GA                            661,889          --

  LaGrange, GA - Expansion                 421,384          --

  Lenoir, NC                               713,051          --

  Perry, GA                              1,553,346          --

  Roanoke Rapids, NC                       350,505          --

  Smithfield, NC                           872,004          --

  Spartanburg, SC                        1,484,506          --

  Trussville, AL                           500,716          --
                                  ----------------------------------------------------------------------------------------

Totals                                $117,515,375 $12,584,189
                                  ========================================================================================

                               JAMESON INNS, INC.

                              NOTES TO SCHEDULE III

                                                           1997              1996              1995
                                                 -------------------------------------------------------
        (a)   Reconciliation of real estate:

Balance at beginning of year                          $  80,816,228       $ 57,369,657       $38,525,075
   Additions during year:
       Improvements                                      37,373,593         23,548,156        18,844,582
       Deletions                                           (674,446)          (101,585)               --
                                                      -------------       ------------       -----------
Balance at end of year                                $ 117,515,375       $ 80,816,228       $57,369,657
                                                      =============       ============       ===========

(b)  Reconciliation of accumulated depreciation:

Balance at beginning of year                          $   9,205,591       $  6,589,753       $ 4,765,184
   Depreciation for the year                              3,898,091          2,669,574         1,824,569
   Retirements                                             (519,493)           (53,736)               --
                                                      -------------       ------------       -----------
Balance at end of year                                $  12,584,189       $  9,205,591       $ 6,589,753
                                                      =============       ============       ===========

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

(e) Depreciation for 1993 and later additions is computed based on the following useful lives:

    Buildings                                           39 years

    Land improvements                                   15 years

    Furniture, fixtures and equipment                    5 years

(f) This Inn is one of 31 Inns securing the Company's $36 million line of credit. Amount of debt listed as outstanding is an allocation.

                         REPORT OF INDEPENDENT AUDITORS

The Members
Jameson Operating Company II, LLC

We have audited the accompanying balance sheets of Jameson Operating Company II, LLC and its predecessor Jameson Operating Company (collectively the "Company") as of December 31, 1997 and 1996, and the related statements of operations, members' capital and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jameson Operating Company II, LLC and its predecessor at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                ERNST & YOUNG LLP

Atlanta, Georgia
February 12, 1998

                        JAMESON OPERATING COMPANY II, LLC

                                 BALANCE SHEETS

                                                                      DECEMBER 31
                                                                  1997            1996
                                                            -----------------------------
ASSETS
  Current Assets:
    Cash                                                      $  592,533      $   170,410
    Accounts receivable                                          567,025          431,593
    Accounts receivable from affiliates                          340,317          399,202
    Prepaid advertising                                          145,766             --
    Prepaid expenses                                              46,362           53,592
    Inventory                                                    478,789          332,848
    Note receivable                                                1,337            8,976
                                                              ----------      -----------
                                                               2,172,129        1,396,621
  Leasehold improvements, net                                     71,277          127,419
  Intangibles, net                                                22,500           23,125
                                                              ----------      -----------
                                                              $2,265,906      $ 1,547,165
                                                              ==========      ===========

LIABILITIES, MEMBERS' CAPITAL  AND STOCKHOLDERS' DEFICIT

  Current Liabilities:
    Accounts payable                                          $  181,996      $   262,825
    Lease expense payable                                      1,457,671          684,625
    Accounts payable to affiliates                                 2,795          478,779
    Accrued liabilities                                          315,095          196,060
    Notes payable                                                     --           13,407
                                                              ----------      -----------
                                                               1,957,557        1,635,696

MEMBERS' CAPITAL AND STOCKHOLDERS' DEFICIT:
  Members' Capital                                               308,349               --
  Common stock, $1 par value, 500 shares
     authorized, issued and outstanding                               --              500
  Contributed capital                                                 --          349,465
  Accumulated deficit                                                 --         (438,496)
                                                              ----------      -----------
Total members' capital and stockholders' deficit                 308,349          (88,531)
                                                              ----------      -----------
                                                              $2,265,906      $ 1,547,165
                                                              ==========      ===========

See accompanying notes.

                        JAMESON OPERATING COMPANY II, LLC

                            STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31
                                         1997              1996                1995
                                    -------------------------------------------------
Revenues:
  Room revenues                      $26,937,065      $ 19,449,805       $ 12,960,149
  Telephone revenues                     604,467           462,871            320,274
  Other sales                             46,096            37,375             29,639
                                     -----------      ------------       ------------
                                      27,587,628        19,950,051         13,310,062

Expenses:
  Lease expense                       12,966,185         9,376,101          6,342,229
  Room expenses                        5,832,763         4,075,203          2,781,385
  Utilities                            2,239,474         1,748,706          1,158,609
  General and administrative           1,995,225         1,655,301          1,029,181
  Inn manager salaries                 1,865,181         1,247,514            801,317
  Maintenance                            815,189           599,545            455,530
  Advertising                            979,010           648,065            388,801
  Insurance                              115,454           145,063            125,240
  Management fee                         472,500           478,801            261,666
  Interest                                    --             3,391              8,580
  Depreciation and amortization           56,767            65,048             50,569
                                     -----------      ------------       ------------
    Total expenses                    27,337,748        20,042,738         13,403,107
                                     -----------      ------------       ------------

Net income (loss)                    $   249,880      $    (92,687)      $    (93,045)
                                     ===========      ============       ============



See accompanying notes.

                        JAMESON OPERATING COMPANY II, LLC

            STATEMENTS OF MEMBERS' CAPITAL AND STOCKHOLDERS' DEFICIT

                                                     $1 PAR                    ACCUMULATED       TOTAL
                                  MEMBERS            COMMON      CONTRIBUTED     (DEFICIT)    STOCKHOLDERS'
                                  CAPITAL            STOCK         CAPITAL        CAPITAL    (DEFICIT)EQUITY
                                 ---------------------------------------------------------------------------
 Balance at January 1, 1995        $     --      $     500       $ 123,250       $(252,764)      $(129,014)
   Capital contribution                  --             --         102,784              --         102,784
   Net loss                              --             --              --         (93,045)        (93,045)
                                   --------      ---------       ---------       ---------       ---------
 Balance at December 31, 1995            --            500         226,034        (345,809)       (119,275)
   Capital contribution                  --             --         123,431              --         123,431
   Net loss                              --             --              --         (92,687)        (92,687)
                                   --------      ---------       ---------       ---------       ---------
 Balance at December 31, 1996            --            500         349,465        (438,496)        (88,531)
   Net income                            --             --              --         249,880         249,880
   Recapitalization of
   Company as limited
   liability company                161,349           (500)       (349,465)        188,616        (161,349)
  Members' Contribution             147,000             --              --              --              --
                                   --------      ---------       ---------       ---------       ---------
 Balance at December 31, 1997      $308,349      $      --       $      --       $      --       $      --
                                   --------      ---------       ---------       ---------       ---------




 See accompanying notes.

                        JAMESON OPERATING COMPANY II, LLC

                            STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31
                                                1997          1996        1995
                                             -------------------------------------
OPERATING ACTIVITIES
Net income (loss)                            $ 249,880     $ (92,687)    $ (93,045)
Adjustment to reconcile net income (loss)
to net cash provided by operating
activities:

    Depreciation and amortization               56,767        65,048        50,569
    Bad debt expense                            46,124        10,440        16,361
    Changes in assets and liabilities
    Increasing
      (decreasing) cash:

      Accounts receivable                     (181,556)     (130,955)      (77,321)
      Accounts receivable from affiliate        58,885      (171,378)     (182,423)
      Prepaid advertising                     (145,766)         --            --
      Prepaid expenses                           7,230        (9,393)        3,597
      Inventory                               (145,941)         --            --
      Note receivable                            7,639           681        (9,657)
      Accounts payable                         (80,829)       40,826       (27,015)
      Lease expense payable                    773,046       188,770       147,329
      Accounts payable to affiliate           (475,984)      238,972        66,849
      Accrued liabilities                      119,035        18,163       142,110
                                             -------------------------------------
Net cash provided by operating activities      288,530       158,487        37,354

INVESTING ACTIVITIES
Purchase of leasehold improvements                --            --        (121,224)
Sale of vehicle                                   --            --           8,627
                                             -------------------------------------
Net cash used in investing activities             --            --        (112,597)

FINANCING ACTIVITIES
Contribution from members                      147,000          --            --
Proceeds from notes payable                       --          25,045          --
Payments on notes payable                      (13,407)      (57,999)      (51,038)

                                             -------------------------------------
Net cash provided by (used in)
     financing activities                      133,593       (32,954)      (51,038)
Net increase (decrease) in cash                422,123       125,533      (126,281)
Cash at beginning of year                      170,410        44,877       171,158
                                             -------------------------------------
Cash at end of year                          $ 592,533     $ 170,410     $  44,877
                                             =====================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year                $   1,184     $   4,492     $   9,121
                                             =====================================



                             See accompanying notes.

                        JAMESON OPERATING COMPANY II, LLC

                        NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Operating Company II, LLC was formed October 29, 1997 and its members consist of Thomas W. Kitchin and his spouse. On December 28, 1997, Jameson Operating Company II, LLC acquired all the assets and assumed the liabilities of Jameson Operating Company, and succeeded Jameson Operating Company as lessee and operator of the Inns under the lease with Jameson Inns, Inc. (see Note 3). Jameson Operating Company II, LLC and Jameson Operating Company are collectively referred to herein as the "Operator". As both Jameson Operating Company II, LLC and Jameson Operating Company were under common control of Thomas W. Kitchin and his spouse at the time of the acquisition the financial statements present the financial position, results of operations and cash flows of both Jameson Operating Company II, LLC and its predecessor Jameson Operating Company. This sale has been accounted for similar to a pooling of interests due to the common ownership and control of both companies.

The members have no liability for any debt, obligations, or liabilities of the Operator (beyond his or her respective contributions) or for the acts of omission of any other member, agent or employee of the Company, except as provided for by section 14-11-408 of the Georgia Securities Act of 1973, as amended.

Jameson Operating Company was formed in October 1993 as a wholly owned subsidiary of Jameson Inns, Inc. ("Jameson" or "the REIT") although it had no operations until January 1, 1994. On December 31, 1993, Jameson consummated a series of transactions to divest itself of all assets not related to ownership of its limited service hotels (the "Inns") in contemplation of its initial public offering of common stock and electing to qualify as a real estate investment trust ("REIT") for federal income tax purposes effective January 1, 1994. On December 31, 1993, Jameson sold all of the common stock of the Operator to its Chairman, President and largest stockholder and to a trust of which its General Counsel/Secretary is the trustee and beneficiary. Effective January 1, 1994, the Operator began leasing the Inns from the REIT and from the partnerships which owned the Inns prior to the REIT's initial public offering ("IPO"), until the REIT acquired the interests of the partnerships in February 1994. Prior to 1994, the Operator's results of operations were included in the consolidated financial statements of Jameson Inns, Inc. Effective September 12, 1997 and until December 28, 1997, Jameson Operating Company was wholly owned by its Chairman and President.

The Operator operates and controls advertising for the Inn properties using the trademark "The Jameson Inn." At December 31, 1997 and 1996, the Operator leased 62 Inns (2,924 rooms) and 43 Inns (2,107 rooms), respectively, in Alabama, Georgia, North Carolina, South Carolina and Tennessee.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORY

Inventory, consisting of room linens and towels, is stated at the lower of fair value at date of purchase or contribution (see Note 6), cost (first-in, first-out method) or market. Replacements of inventory are expensed.

LEASEHOLD IMPROVEMENTS

Leasehold improvements relate to improvements made to the Inns prior to July 1, 1995 when this responsibility was transferred to the REIT. Leasehold improvements, which are stated at cost, are being amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3). Accumulated depreciation totaled $184,895 and $128,753 as of December 31, 1997 and 1996, respectively.

The Operator follows FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INTANGIBLES

Intangibles consist of the registered trademark, "The Jameson Inn." The lease described in Note 3 requires the Operator to operate the Inns using the trademark and not to use the trademark (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase the trademark from the Operator at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000. The trademark is being amortized over 40 years. Accumulated amortization totaled $2,500 and $1,875 as of December 31, 1997 and 1996, respectively.

INCOME TAXES

Jameson Operating Company II, LLC has elected to be treated as a partnership for federal and state income tax purposes. Accordingly the members are to report their proportionate share of Jameson Operating Company II, LLC's taxable income or loss in their respective tax returns; therefore no provision for income taxes has been included in the accompanying 1997 financial statements related to the operations of Jameson Operating Company II, LLC.

Jameson Operating Company used the liability method of accounting for income taxes. See Note 4 for a further discussion of income taxes related to Jameson Operating Company.

ADVERTISING

During 1997 the Operator contracted with an advertising agency for the production and broadcast or printing of various radio, newspaper and television ads for the Inns. As of December 31, 1997, approximately $146,000 of costs have been incurred related to the production of ads that began to be broadcast or printed in January, 1998. These costs have been capitalized and are included in the accompanying balance sheet. The Operator expenses advertising upon first showing.

3.  THE LEASE

On January 1, 1994, the REIT and the partnerships, which owned the Inns prior to the REIT's IPO, entered into individual leases whereby all of the operating Inns were leased to the Operator. After the REIT's IPO in early 1994 and the liquidation of the partnerships in January 1994, the Operator and the

REIT entered into a master lease (the "Lease") in substantially the same form as the individual leases. Beginning January 1, 1994 all of the operating Inns are leased to the Operator under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn's construction.

The Lease expires December 31, 2007 and provides for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264.00 per month for each rentable room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues ("Room Revenues") realized by the Operator over the relevant period.

The percentage is 39% of such revenues up to $21.05 per day per room over the period, 65% of all additional average daily room rental revenues, provided, however, that total rent for any calendar year is limited to 47% of total room rental revenues for that year. The $21.05 per room amount used in calculating Percentage Rent is subject to adjustment each year end, based on changes in the Consumer Price Index, and as of January 1, 1998 was $21.62. Prior to July 1, 1995 when the Lease was amended, the Lease provided for Base Rent equal to $240.00 per month and Percentage Rent was the same for the first $20.00 per day but included four different rates for additional average daily room rental revenues.

In 1995, the Lease amendment also transferred the obligation to replace or refurbish the furniture, fixtures and equipment in the Inns from the Operator to the REIT.

Base Rent totaled $7,532,712, $5,469,288 and $3,553,252 in 1997, 1996 and 1995,
respectively, and assuming the same number of rooms in operation as of December 31, 1997, would total $9,263,232 per year until the Lease expires.

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

4.  INCOME TAXES

Jameson Operating Company recorded no provision for income taxes in 1997, 1996 and 1995 due to losses incurred or utilization of its net operating loss carry forward. Jameson Operating Company ceased to exist on December 28, 1997 due to its acquisition by Jameson Operating Company II, LLC and accordingly all net operating loss carryforwards were utilized or forfeited during 1997.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Jameson Operating Company deferred tax assets and liabilities are as follows:

                                               DECEMBER 31
                                                  1996
                                               -----------
Deferred Tax Liabilities:

Depreciation and Amortization                  $   2,400
Inventory                                        133,100
                                               ---------
Total Deferred Tax Liabilities                   135,500
Deferred Tax Assets:
Net Operating Loss Carryforwards                 166,700
                                               ---------
Total Deferred Tax Assets                        166,700
Valuation Allowance for Deferred Tax Assets      (31,200)
                                               ---------
Net Deferred Tax Assets                          135,500
                                               ---------
Net Deferred Tax Assets and Liabilities        $      --
                                               =========

The valuation allowance decreased approximately $31,200 during the year ended December 31, 1997 and there are no deferred taxes at December 31, 1997 due to the limited liability company status.

5.  NOTES PAYABLE

Notes payable consisted of the following:

                                                                                         1997            1996
                                                                                         -----------------------
     At December 31, 1996, one unsecured note payable maturing June 7, 1998 and three unsecured lines of credit with terms of one year. The unsecured note payable was repaid in 1997 and the lines of credit were not renewed. Three of the notes had fixed interest rates ranging from 9.75% to 10.25% at December 31,
1996. One note had a variable interest rate of prime plus 1% (10% at
December 31, 1996).                                                                       $   --         $13,407
                                                                                         =======================


The lines of credit were guaranteed by the Operator's Chairman, President, Chief Executive Officer and member.

6.  RELATED PARTY TRANSACTIONS

The Operator has a Cost Reimbursement Agreement with Kitchin Investments (a company wholly owned by the Operator's Chairman, President, Chief Executive Officer and majority member) whereby the Operator agrees to pay for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. The agreement was amended effective January 1, 1996, to limit the reimbursement to a maximum of 2.4% of the Operator's total revenues, resulting in a reduction of $264,000 in general and administrative costs in 1996 as compared to its allocated share. The Cost Reimbursement Agreement expires on December 31, 1999. Kitchin Investments, Inc. charged the

Operator $472,500, $478,801 and $261,666 in 1997, 1996 and 1995, respectively, pursuant to the Cost Reimbursement Agreement.

The Operator also leases space on outdoor billboards for periods of one to ten years from Jameson Outdoor Advertising Company, LLC and its predecessor (both companies are majority owned by the Operator's Chairman, President, Chief Executive Officer and majority member). During 1997, 1996 and 1995, such expense totaled $405,047, $314,030 and $174,200, respectively, and is reflected as advertising expense in the accompanying statements of operations. As of December 31, 1997, the leases require future minimum payments as follows:

      Year ending December 31,
             1998                                         $  449,919
             1999                                            449,919
             2000                                            449,919
             2001                                            449,919
             2002                                            449,919
          Thereafter                                       1,691,985
                                                          ----------
                                                          $3,941,580
                                                          ==========

In addition, Jameson Development Company, LLC ("JDC") and its predecessor, Jameson Construction Company, coordinate services for certain repair and maintenance activities on the Inns, for which the Operator is not charged. Both companies are majority owned by the Operator's Chairman, President, Chief Executive Officer and majority member. Invoices received for such repairs and maintenance, which are performed by third parties, are paid by the Operator.

The Lease between the REIT and the Operator requires the Operator to provide the room linens and towels and subsequent replacements. In 1996 and prior, JDC or its predecessor provided the Operator with the initial inventory for each Inn at no charge. The Operator recorded this inventory at JDC's cost and credited this amount against additional contributed capital due to common ownership of both companies. Such amounts totaled approximately $123,000 and $103,000 in 1996 and 1995, respectively. In 1997, the Operator purchased the inventory from JDC at JDC's cost of approximately $146,000.

In 1997, JDC retained the services of the Operator and its employees to provide certain pre-opening activities related to Inns under construction. JDC paid the Operator approximately $283,000 in 1997 for these services, based on the payroll cost of the Operator's employees, who provided such services.

7.  COMMITMENTS AND CONTINGENCIES

From time to time, the Operator becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Operator's financial position or results of operations.


8. YEAR 2000 (UNAUDITED)

Based on recent assessments, the Operator believes its software is Year 2000 compliant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Jameson Inns, Inc.
                                       Registrant

Dated: February 20, 1998

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

SIGNATURE                                   CAPACITY                                    DATE
---------                                   --------                                    ----
PRINCIPAL EXECUTIVE OFFICER:

                                            Chairman of the Board
                                            President, Chief Executive
/s/ Thomas W. Kitchin                       Officer, and Director                       February 20, 1998
------------------------
Thomas W. Kitchin


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                                            Vice President-Finance
                                            Chief Financial Officer,
/s/ Craig R. Kitchin                        and Treasurer                               February 20, 1988
------------------------
Craig R. Kitchin


ADDITIONAL DIRECTORS:

/s/ Robert D. Hisrich                       Director                                    February 20, 1998
------------------------
Robert D. Hisrich

/s/ Thomas J. O'Haren                       Director                                    February 20, 1998
------------------------
Thomas J. O'Haren

/s/ Michael E. Lawrence                     Director                                    February 20, 1998
------------------------
Michael E. Lawrence

                                Index to Exhibits


EXHIBIT
NUMBER
3.1       -     Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File No. 33-71160

3.2       -     Articles of Amendment to the Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.2 to the Registration Statement filed on Form S-11,
                        File No. 33-71160

3.3       -     Articles of Amendment to the Articles of Incorporation of the Registrant Setting forth the Designation of Preferences, Rights, Privileges and Restrictions of Preferred
                        Stock Registrant incorporated by reference to Exhibit 2.1 to the Registrant's Form
                        10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form 10-K)
                        for the year ended December 31, 1993

3.4       -     Article of Amendment to the Articles of Incorporation of the Registrant
                        incorporated by  reference to Exhibit 3.3.1 to Form 10-K/A2 (Amendment No.
                        2 to the Registrant's Annual Report on Form 10-K) for the year ended December
                        31, 1993

3.5       -     Articles of Amendment to the Articles of Incorporation of the Registrant
                        Amending the Designation of Preferences, Rights, Privileges and Restrictions of
                        Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the
                        Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

3.6       -     Bylaws of the Registrant incorporated by reference to Exhibit 3.2.1 to the Registration
                        Statement on Form S-11, File No. 33-71160

3.7       -     Amendment to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2.2 to the Registration Statement on Form S-11, File No. 33-71160

3.8       -     Amendment No. 2 to Registrant's Bylaws incorporated by reference to Exhibit 3.8 to the
                        Annual Report filed on Form 10-K for the year ended December 31, 1995

4.1       -     Specimen Certificate of Common Stock incorporated by reference to Exhibit 4.1 to the
                        Registration Statement on Form S-11, File No. 33-71160

4.2       -     Warrant issued to Commonwealth Associates incorporated by reference to Exhibit 4.2.1 to the Registration Statement on Form S-11, File No. 33-71160

10.1      -     Master Lease Agreement incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

10.2      -     Amendment No. 1 to Master Lease Agreement between Jameson Inns, Inc. and Jameson
                        Operating Company (revised) incorporated by reference to Exhibit 10.2 to the
                        Annual Report filed on Form 10-K for the year ended December 31, 1995

10.3      -     Amendment No. 2 to Master Lease Agreement between Jameson Inns, Inc. and Jameson
                        Operating Company incorporated by reference to Exhibit 10.3 to the Annual
                        Report filed on Form 10-K for the year ended December 31, 1996

10.4      -     Amendment No. 3 to Master Lease Agreement between Jameson Inns, Inc. and Jameson
                        Operating Company incorporated by reference to Exhibit 10.4 to the Annual
                        Report filed on Form 10-K for the year ended December 31, 1996

10.5      -     Amendment No. 4 to Master Lease Agreement between Jameson Inns, Inc. and Jameson
                        Operating Company

10.6      -     Schedule of documents substantially similiar to Exhibit 10.1

10.7      -     Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin Investments,
                        Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on
                        Form S-11, File No. 33-71160

10.8      -     Construction Contract between Jameson Inns, Inc. and Jameson Construction Company for construction of Inns in Alexander City, Decatur, Eufala and Florence,
                        Alabama; Albany, Bainbridge, Brunswick, LaGrange, Thomaston, Waycross
                        and Waynesboro, Georgia; and Union, South Carolina, incorporated by reference to Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.9      -     Schedule of documents substantially similar to Exhibit 10.8

10.10     -     Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the
                        Registration Statement on Form S-11, File No. 33-71160

10.11     -     Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form
                        S-11, File No. 33-71160

10.12     -     Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to
                        Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended
                        December 31, 1995

10.13     -     1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to
                        Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended
                        December 31, 1995

10.14     -     Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to
                        Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended
                        December 31, 1995

10.15     -     Jameson Inns, Inc. Director Stock Option Plan incorporated by reference to Exhibit
                        10.13 to the Annual Report filed on Form 10-K for the year ended December 31,
                        1995

10.16     -     Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the
                        Annual Report filed on Form 10-K for the year ended December 31, 1996

10.17     -     Jameson 1997 Director Stock Option Plan

10.18     -     Employment Agreement between Jameson Inns, Inc. and Thomas W. Kitchin incorporated by reference to Exhibit 10.24 to the Registration Statement on Form
                        S-11, File No. 33-71160

10.19     -     Amendment No. 1 to Employment Agreement between Jameson Inns, Inc. and Thomas
                        W. Kitchin incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.20     -     Amendment No. 2 to Employment Agreement between Jameson Inns, Inc. and Thomas
                        W. Kitchin incorporated by reference to Exhibit 10.16 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.21     -     Amendment No. 3 to Employment Agreement between Jameson Inns, Inc. and Thomas
                        W. Kitchin incorporated by reference to Exhibit 10.46 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

10.22     -     Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson
                        Operating Company incorporated by reference to Exhibit 10.25 to the Registration
                        Statement on Form S-11, File No. 33-71160

10.23     -     Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin
                        Investments, Inc. incorporated by reference to Exhibit 10.26 to the Registration
                        Statement on Form S-11, File No. 33-71160

10.24     -     Form of Indemnification agreement between Jameson Inns, Inc. and Directors and
                        Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.25     -     Construction Loan Agreement, Indenture, Security Agreement and Promissory Note
                        dated July 15, 1993 for $1,000,000 loan from Empire Financial Services, Inc. to
                        Jameson Inns, Inc. (formerly Jameson Company) for construction of Jameson Inn in Carrollton, Georgia incorporated by reference to Exhibit 10.39 to the
                        Registration Statement on Form S-11, File No. 33-71160

10.26     -     Schedule of documents substantially similar to Exhibit 10.25

10.27     -     Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note
                        for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson
                        Inns, Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

10.28     -     Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment
                        of Fees and Income, Promissory Note for $1.6 million loan from Empire
                        Financial Services, Inc. to Jameson Inns, Inc. secured by Inn at Jesup, Georgia incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form
                        10-K for the year ended December 31, 1995

10.29     -     Schedule of documents substantially similar to Exhibit 10.28.


10.30     -     Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.31     -     Schedule of documents substantially similar to Exhibit 10.30.

10.32     -     Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson
                        Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report filed on Form 10-Q for the quarter ended March 31, 1996

10.33     -     Schedule of documents substantially similar to Exhibit 10.32

12.1      -     Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1      -     List of subsidiaries of the Company

23.1      -     Consent of Ernst & Young LLP

27.1      -     Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.