Form 10-Q
period 1998-03-31
JAMESON INNS INC
filed 1998-05-15
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934 For the Period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the securities Exchange
Act of 1934 for the Period From                 to                .
                                ---------------    ---------------

                         Commission file number 0-23256


                               JAMESON INNS, INC.
             (Exact name of registrant as specified in its Articles)

     Georgia                                      58-2079583
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation)                            Identification No.)

                       8 Perimeter Center East, Suite 8050
                           Atlanta, Georgia 30346-1603
          (Address of principal executive offices including zip codes)

                                 (770) 901-9020
              (Registrant's telephone number, including area code)

                  -----------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes   No
                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 9,832,422 shares outstanding as of April 30, 1998.



INDEX


PART 1.  FINANCIAL STATEMENTS

         ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of March 31, 1998
              (unaudited) and December 31, 1997..............................................  3

              Condensed Consolidated Statements of Income for the Three Month
              Periods Ended March 31, 1998 and 1997 (unaudited)..............................  4

              Condensed Consolidated Statements of Cash Flows for the Three Month
              Periods Ended March 31, 1998 and 1997 (unaudited)..............................  5

              Notes to Condensed Financial Statements (unaudited)............................  7


         ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 11


PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................... 17

         SIGNATURES.......................................................................... 18

         EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                               JAMESON INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,         December 31,
                                                          1998               1997
                                                     -------------      -------------
                                                      (Unaudited)
ASSETS

Property and equipment, at cost                      $ 127,761,776      $ 117,515,375
Less accumulated depreciation                          (13,632,396)       (12,584,189)
                                                     -------------      -------------
                                                       114,129,380        104,931,186

Cash                                                       352,310            338,581
Lease revenue receivable                                 1,935,821          1,457,672
Prepaid expenses                                            67,446              6,280
Deferred finance costs, net                                811,340            781,472
Other assets                                               159,868             90,505
                                                     -------------      -------------
                                                     $ 117,456,165      $ 107,605,696
                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                               $  12,658,197      $  29,624,889
Accounts payable and accrued expenses                      352,679            213,411
Accounts payable to affiliates                             823,221          2,185,884
Accrued interest                                           170,659            164,757
Accrued property taxes                                     211,918            255,874
                                                     -------------      -------------
                                                        14,216,674         32,444,815

Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000
    shares authorized, 1,200,000 shares of 9.25%
    Series A Cumulative Preferred Stock, $25
    liquidation value, issued and outstanding            1,200,000                 --
  Common stock, $.10 par value, 40,000,000
    shares authorized, 9,815,523 (9,774,075 in
    1997) shares issued and outstanding                    981,552            977,408
  Additional paid-in capital                           102,084,930         75,210,464
  Retained deficit                                      (1,026,991)        (1,026,991)
                                                     -------------      -------------
  Total stockholders' equity                           103,239,491         75,160,881
                                                     -------------      -------------
                                                     $ 117,456,165      $ 107,605,696
                                                     =============      =============

See accompanying notes.

                               JAMESON INNS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                          1998               1997
                                                     -------------      -------------

Lease revenue                                        $   3,852,678      $   2,735,543

Expenses:
  Property tax expense                                     217,904            127,070
  Insurance expense                                        113,041             93,404
  Depreciation                                           1,295,271            855,866
  General and administrative expenses                      138,037             72,032
  Loss on disposal of furniture and equipment              106,763             29,886
                                                     -------------      -------------
Total expenses                                           1,871,016          1,178,258

Income from operations                                   1,981,662          1,557,285
Interest expense, net of capitalized amounts               516,248            346,416
                                                     -------------      -------------

Income before extraordinary loss                         1,465,414          1,210,869
Extraordinary loss                                          28,036            689,542
                                                     -------------      -------------

Net income                                               1,437,378            521,327


Undeclared cumulative preferred stock dividends            106,800                 --
                                                     -------------      -------------

Net income attributable to common stockholders       $   1,330,578      $     521,327
                                                     =============      =============

Per common share:

  Income before extraordinary loss:
    Basic                                            $         .14      $         .15
    Diluted                                          $         .14      $         .15
  Net income:
    Basic                                            $         .14      $         .07
    Diluted                                          $         .13      $         .06
  Dividends paid                                     $         .23      $         .22





See accompanying notes.

                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                         1998               1997
                                                     -------------      -------------
OPERATING ACTIVITIES
Net income                                           $   1,437,378      $     521,327
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Extraordinary item                                        28,036            596,526
  Depreciation and amortization                          1,321,039            878,217
  Loss on disposal of furniture and equipment              106,763             29,886
  Stock option and other expenses                               --             22,063
  Changes in assets and liabilities increasing
  (decreasing) cash:
    Lease revenue receivable                              (478,149)          (711,753)
    Prepaid expenses and other assets                     (130,530)            47,337
    Accounts receivable from and advances to
      affiliates                                                --         (1,318,001)
    Accounts payable and accrued expenses                  139,268             64,150
    Accounts payable to affiliates                      (1,362,663)          (633,460)
    Accrued interest                                         5,902            (77,815)
    Accrued property taxes                                 (43,956)             8,707
                                                     -------------      -------------
 Net cash provided by (used in) operating activities     1,023,088           (572,816)

INVESTING ACTIVITIES
Additions to property and equipment                    (10,600,228)        (4,587,637)
                                                     -------------      -------------
Net cash used in investing activities                  (10,600,228)        (4,587,637)



See accompanying notes.

                               JAMESON INNS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED) CONTINUED


                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                          1998               1997
                                                     -------------      -------------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock               28,530,236                 --
Common stock dividends paid                             (2,250,812)        (1,620,831)
Proceeds from issuance of common stock                     162,758         25,977,954
Proceeds from exercise of stock options                    199,051             71,887
Proceeds from long-term debt                            12,711,754          6,256,777
Payment of deferred finance costs                          (83,672)           (90,554)
Payments on long-term debt                             (29,678,446)       (25,643,692)
                                                     -------------      -------------

Net cash provided by financing activities                9,590,869          4,951,541
                                                     -------------      -------------

Net increase (decrease) in cash                             13,729           (208,912)
Cash at beginning of period                                338,581            208,912
                                                     =============      =============
Cash at end of period                                $     352,310      $          --
                                                     =============      =============

See accompanying notes.

                               JAMESON INNS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At March 31, 1998, the Company had a total of 96 Inns either in operation or under development, including 67 Inns in operation (3,159 available rooms), 14 Inns under construction and contracts to acquire 15 parcels of land on which additional Inns are expected to be constructed during 1998 or 1999. Upon completion of these projects, the Company will have 4,619 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounted principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.


2.       STOCKHOLDERS' EQUITY

On March 18, 1998, the Company completed the sale of 1,200,000 newly issued shares of 9.25% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at $25 per share before underwriting discounts and expenses. Net proceeds of approximately $28.5 million were used to repay certain existing mortgage indebtedness at that date. The Company recorded an extraordinary loss of $28,036 due to the write off of unamortized deferred finance costs. As of March 31, 1998, undeclared dividends on the Series A Preferred Stock for the portion of the quarter the Preferred Stock was outstanding have been considered in determining net income attributable to common stockholders. These dividends were declared in April 1998 and paid in May 1998.

On March 10, 1997, the Company completed the sale of 2,300,000 newly issued shares of common stock at $12 per share before underwriting discounts and expenses. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date.

The Company recorded an extraordinary loss of $689,542 due to prepayment penalties and the write off of unamortized deferred finance costs.

The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption. With respect to the payment of dividends and amounts upon liquidation, the Series A Preferred Stock ranks senior to the Company's Common Stock. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or about the 20th day of January, April, July and October to shareholders of record on the last business day of December, March, June and September at the fixed rate of 9.25% per annum of the liquidation preference of $25 per share (equivalent to a fixed annual rate of $2.3125 per share).

Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares of Series A Preferred Stock are entitled to be paid out of the assets of the Company legally available for distribution to its shareholders the liquidation preference of $25 per share, plus an amount equal to any accrued and unpaid dividends to the date of payment, but without interest, before any distribution of assets is made to holders of Common Stock or any other class or series of capital stock of the Company that ranks junior to the Series A Preferred Stock as to liquidation rights.

The Company may not redeem the Series A Preferred Stock prior to March 18, 2003, except upon the occurrence of certain specified events which would result in a change of control of the Company (a "change of control event") or if a stockholder acquires shares in excess of the ownership limitations imposed under the Company's Amended and Restated Articles of Incorporation, as amended. Upon the occurrence of a change of control event at any time prior to March 18, 2003, the Company may redeem all of the outstanding Series A Preferred Stock at a purchase price ranging from $25.05 to $26.05 per share (depending on the date of the redemption), plus accrued and unpaid dividends (if any) to the date of redemption. On and after March 18, 2003, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date (whether or not declared) without interest.

Holders of Series A Preferred Stock generally have no voting rights except as required by law. However, whenever dividends on any shares of Series A Preferred Stock are in arrears for six or more quarters (whether consecutive or not), the holders of such shares (voting separately as a voting group with all other series of preferred stock ranking on a parity with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable) will be entitled to vote for the election of two additional directors of the Company until all dividends accumulated on such shares of Series A Preferred Stock have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A Preferred Stock is not convertible into or exchangeable for any other property or securities of the Company. Subject to certain exceptions, no person, directly or indirectly, may own shares representing more than 6.75% of the outstanding Series A Preferred Stock.

3.       EARNINGS PER SHARE

Earnings per share has been calculated, and restated in the case of fiscal quarters ending prior to December 31, 1997, in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock.

Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding restricted shares of Common Stock and outstanding stock options, using the treasury stock method and the average stock price during the period.

The following table sets forth the computation of basic and diluted earnings per share:


                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                          1998               1997
                                                     -------------      -------------
Numerator:

Income from continuing operations                    $   1,465,414      $   1,210,869

Less: Extraordinary loss                                   (28,036)          (689,542)
                                                     -------------      -------------

Net income                                               1,437,378            521,327

Less: Undeclared cumulative preferred stock
  dividends                                               (106,800)                --
                                                     -------------      -------------

Numerator for basic and diluted earnings per share -
  income available to common stockholders            $   1,330,578      $     521,327
                                                     =============      =============


                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                          1998               1997
                                                     -------------      -------------
Denominator:

Weighted average shares outstanding                      9,791,360          7,906,499

Less:  Unvested restricted shares of Common Stock          (64,401)           (63,043)
                                                     -------------      -------------

Denominator for basic earnings per share                 9,726,959          7,843,456

Plus:  Effect of dilutive securities

  Employee and director stock options                      138,438            172,260

  Unvested restricted shares of Common Stock                43,734             46,490
                                                     -------------      -------------

Total dilutive potential common shares                     182,172            218,750
                                                     -------------      -------------

Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions        9,909,131          8,062,206
                                                     =============      =============

Basic Earnings Per Common Share:

Income before extraordinary loss                     $        0.14      $        0.15

Less: Extraordinary loss                                        --               (.08)
                                                     -------------      -------------

Net income per common share                          $        0.14      $        0.07
                                                     =============      =============

Diluted Earnings Per Common Share:

Income before extraordinary loss                     $        0.14      $        0.15

Less: Extraordinary loss                                      (.01)              (.09)
                                                     -------------      -------------

Net income per common share                          $        0.13      $        0.06
                                                     =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At March 31, 1998, the Company had a total of 96 Inns either in operation or under development, including 67 Inns in operation (3,159 available rooms), 14 Inns under construction and contracts to acquire 15 parcels of land on which additional Inns are expected to be constructed during 1998 or 1999. Upon completion of these projects, the Company expects to have 4,619 available rooms.

The Company's primary source of revenue is rent payments by Jameson Hospitality, LLC ("JH") under master leases (the "Leases") covering all of the Inns in operation. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Leases provide for the payment of base rent and percentage rent. For the quarter ended March 31, 1998, base rent and percentage rent in the aggregate amount of $3.85 million was earned by the Company. The principal determinant of percentage rent is JH's Room Revenues of the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.


                               FOR THE THREE MONTH PERIOD ENDED
                                           MARCH 31
                               --------------------------------
                                   1998               1997
                               -------------      -------------

Occupancy rate                         61.45%        63.53%
ADR                                 $  47.81      $  45.55
REVPAR                              $  29.38      $  28.94
Room Revenues (000s)                $  8,197      $  5,820
Room nights available                272,481       195,479
Room nights occupied                 167,440       124,190
Operating Inns (at period end)            67            46
Rooms available (at period end)        3,159         2,227

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997.

Revenue from the Leases for the Company for the three month period ended March 31, 1998, increased 44% to $3.9 million as compared to $2.7 million for the same period in 1997. The increase was due to the increase in JH's Room Revenues.

The number of room nights available increased from 195,479 in 1997 to 272,481 in 1998, or 39%, due to the opening from January 1, 1997, through March 31, 1998, of 24 new Inns (totaling 999 rooms), and three expansions of existing Inns (adding 53 rooms). ADR increased 5% from $45.55 in the first quarter of 1997 to $47.81 in the same period in 1998. The occupancy rate decreased from 63.53% during the first quarter of 1997 to 61.45% during the first quarter of 1998. As a result of these three factors, first quarter Room Revenues rose 41%, from $5.8 million for the first quarter of 1997 to $8.2 million in the first quarter of 1998. Same Inn Room Revenues in the first quarter of 1998 versus the first quarter of 1997 grew to $6.0 million from $5.7 million, or 5%. The growth is due to an increase in ADR from $45.55 to $47.44 for these Inns, and an increase in room nights available (due to expansions of certain of these Inns) from 191,183 to 195,333, partially offset by a decrease in the occupancy rate from 63.60% to 62.84% for these Inns for the first quarter of 1998 compared to the same period in 1997.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended March 31, 1998, was $138,037, as compared to $72,032 for the three months ended March 31, 1997. The 1997 expense is lower than 1998 due to less time spent by shared employees on the Company's business matters as compared to other related entities and ground lease expense on two Inns which was greater in 1998 than 1997.

Property taxes and insurance expenses totaled $330,945 for the three month period ended March 31, 1998, compared with $220,474 for the same period in 1997. The increase is attributable to the increase in number of Inns and the expansion of existing Inns.

Interest expense increased from $346,416 for the three-month period ended March 31, 1997, to $516,248 for the same period ended March 31, 1998, due to the greater amount of principal indebtedness outstanding in the first quarter of 1998. Interest expense amounts exclude interest capitalized in the cost of new Inn development. As a result of the early extinguishment of debt in the first quarters of 1998 and 1997, the Company had losses of $28,036 and $689,542, respectively, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

Depreciation expense increased from $855,866 to $1,295,271 for the three month periods ended March 31, 1997 and 1998, respectively, due to an increase in the number of operating Inns and the expansion of existing Inns.

FUNDS FROM OPERATIONS

The Company notes that industry analysts and investors use funds from operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital expenditures. The Company follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of funds from operations ("Funds from Operations") which is calculated (in the Company's case) as net income plus depreciation, loss on disposal of furniture and equipment and extraordinary items, if applicable. Other non-cash expenses such as amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's Funds from Operations may not be comparable to other companies' Funds from Operations due to differing methods of calculating Funds from Operations and varying interpretations of the NAREIT definition.



                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                          1998               1997
                                                     -------------      -------------
Net income                                           $   1,437,378      $     521,327

Depreciation                                             1,295,271            855,866
Extraordinary loss                                          28,036            689,542
Loss on disposal of furniture and equipment                106,763             29,886
                                                     -------------      -------------

Funds from Operations                                $   2,867,448      $   2,096,621
                                                     =============      =============


LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission that provides for the issuance of an aggregate of up to $100 million in Common Stock, Preferred Stock and Common Stock warrants to be offered and sold from time to time. On March 18, 1998, the Company completed the sale of 1,200,000 newly issued shares of 9.25% Series A Cumulative Preferred Stock at $25 per share before underwriting discounts and expenses. Net proceeds of approximately $28.5 million were used to repay certain existing mortgage indebtedness at that date. On March 10, 1997, under the same registration statement, the Company completed the sale of 2,300,000 newly issued shares of common stock at $12 per share before underwriting discounts and expenses. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. The Company intends to use future net proceeds, if any, from any sale of securities under such registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At March 31, 1998, the Company had approximately $12.7 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

At March 31, 1998, the Company had a $36 million line of credit (the "Line") convertible in June 1999 to a term note and $34.5 million was available for borrowing. Loans made under the Line are secured by mortgages on 31 of the Inns. Construction and long-term mortgages are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the Company, generally a construction loan has been obtained for a portion of the cost. The balance is funded under the Line. Each construction loan converts to a long-term mortgage upon completion of the Inn without any further action by the Company. As of March 31, 1998, the Company had 22 Inns unencumbered and available to use as collateral for any additional financing. The Company is currently negotiating with its lenders to increase the Line to approximately $43 million, but has no full commitment from such lenders at this time regarding such an increase.

The Company expects to continue to develop additional Inns as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company has recently completed design and begun development of its first larger Jameson Inn model, with an interior hallway and 60, 70 or 80 rooms. The Company currently is constructing new 40-, 60- or 80-room Inns in Alabama, Georgia, Mississippi, North Carolina and Tennessee. The total turnkey construction price for the Inns currently under construction is $26 million, of which approximately $5 million had been expended at March 31, 1998. Future Inns are expected to be 40-, 60- or 80-room Inns. The Company may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid and such illiquidity is further increased by the Inns' location in small communities. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.


FORWARD-LOOKING STATEMENTS

There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage its business in a cost-effective manner given the increase in the number of Inns; (2) JH's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.


THE LESSEE

The Company seeks to enhance Lease revenue by working in a collaborative manner with JH, lessee of the Inns. Presently, JH also has an exclusive relationship with the Company in that JH does not manage any hotel properties other than the Inns. The Company believes this exclusive relationship ensures that the Company's and JH's interests are well-aligned. JH is the successor to Jameson Operating Company, LLC ("JOCLLC") and its predecessor Jameson Operating Company ("JOC"). These companies were both wholly owned by Thomas W. Kitchin, Chairman, President and Chief Executive Officer of the Company, JOCLLC since its inception and JOC since Mr. Kitchin's acquisition of the remaining 90.1% stock of JOC in September 1997. Effective March 31, 1998, JOCLLC merged with Jameson Development Company, LLC, the company which constructs the Inns, and other related Jameson entities. The resulting company, which will construct and operate the Inns, subsequently changed its name to Jameson Hospitality, LLC. Thomas W. Kitchin and his spouse are the sole owners of Jameson Hospitality, LLC. While the Company does not control the operations of JH or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Leases' formula allows the Company to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of Jameson Hospitality, LLC, the lessee. Since Jameson Operating Company, LLC and the other companies which were parties to the March 1998 merger with Jameson Development Company, LLC were under common control of Thomas W. Kitchin and his spouse at the time of the merger, the financial statements present the financial position, results of operations and cash flows of both Jameson Operating Company, LLC and its predecessor Jameson Operating Company as well as other parties to the merger. This merger has been accounted for similar to a pooling of interests due to the common ownership and control of the companies. The comparison of Inn Room Revenues of JH between the two periods is the same as that described above for the Company.




                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                          1998               1997

Room Revenues as defined by Lease                    $   8,197,188      $   5,820,328
Construction and other revenues                          7,045,422          3,044,925
                                                     -------------      -------------

  Total revenues                                        15,242,610          8,865,253

Operating expenses, cost of construction and
  other revenues                                       (11,956,112)        (5,886,517)
Lease expense to Jameson Inns, Inc.                     (3,852,678)        (2,735,543)
                                                     -------------      -------------

Income (loss) before income taxes                    $    (566,180)     $     243,193
                                                     =============      =============


DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1997.



                                                      Common Stock      Preferred Stock
                                                     -------------      -------------
First Quarter, 1997                                  $        0.22      $         n/a
Second Quarter, 1997                                          0.23                n/a
Third Quarter, 1997                                           0.23                n/a
Fourth Quarter, 1997                                          0.23                n/a

First Quarter, 1998                                           0.23 *            0.089**



* On April 20, 1998, the Company declared this dividend, which is payable on May 20, 1998, to shareholders of record on May 5, 1998.

** On April 20, 1998, the Company declared a dividend of $.089 per share for the 9.25% Series A Cumulative Preferred Stock for the period March 18 to March 31, 1998. The dividend was paid on May 1, 1998 to shareholders of record on March 31, 1998.

PART II

OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  On March 18, 1998, the Company filed a current report on Form 8-K reporting the execution by the Company of an underwriting agreement with Morgan Keegan & Company, Inc. relating to the March 18, 1998, sale by the Company of 1,200,000 shares of 9.25% Series A Cumulative Preferred Stock.


EXHIBITS

13.1 Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1 Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Jameson Inns, Inc.
                                        (Registrant)


Dated:  May 14, 1998                    By:  /s/ Thomas W. Kitchin
                                           -------------------------------------
                                           Thomas W. Kitchin
                                           President and Chief Executive Officer


Dated:  May 14, 1998                    By: /s/ Craig R. Kitchin
                                           -------------------------------------
                                            Craig R. Kitchin
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                                                                                           Page
------                                                                                           ----

13.1      -   Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock
              Dividends..............................................................................

27.1      -   Financial Data Schedule (for SEC use only).............................................