Form 10-Q
period 1998-06-30
JAMESON INNS INC
filed 1998-08-13
CIK 914373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934 For the Period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the securities
Exchange Act of 1934 for the Period From                to                 .
                                         --------------    ----------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X    Yes       No
                                          ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 9,845,082 shares outstanding as of July 28, 1998.

INDEX


PART 1.  FINANCIAL STATEMENTS

         ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of June 30, 1998
              (unaudited) and December 31, 1997 ..............................................................  3

              Condensed Consolidated Statements of Income for the Three Month
              Periods Ended June 30, 1998 and 1997 (unaudited) ...............................................  4

              Condensed Consolidated Statements of Income for the Six Month
              Periods Ended June 30, 1998 and 1997 (unaudited) ...............................................  5

              Condensed Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1998 and 1997 (unaudited) ...............................................  6

              Notes to Condensed Consolidated Financial Statements (unaudited) ...............................  8

         ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................................. 12

PART II.  OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................ 21

         ITEM 5.  OTHER INFORMATION .......................................................................... 21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................................................... 21

         SIGNATURES .......................................................................................... 22

         EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                               JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,                  December 31,
                                                                          1998                        1997
                                                                  -------------------          -----------------
                                                                        (Unaudited)

ASSETS
Property and equipment, at cost                                          $137,493,329               $117,515,375
Less accumulated depreciation                                             (14,200,279)               (12,584,189)
                                                                  -------------------          -----------------
                                                                          123,293,050                104,931,186

Cash                                                                           15,139                    338,581
Lease revenue receivable                                                    1,626,057                  1,457,672
Prepaid expenses                                                              185,726                      6,280
Deferred finance costs, net                                                   857,548                    781,472
Other assets                                                                  287,506                     90,505
                                                                  -------------------          -----------------
                                                                         $126,265,026               $107,605,696
                                                                  ===================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                                   $ 23,225,899              $  29,624,889
Accounts payable and accrued expenses                                         199,689                    213,411
Accounts payable to affiliates                                              1,172,555                  2,185,884
Accrued interest                                                              127,951                    164,757
Accrued property taxes                                                        422,525                    255,874
                                                                  -------------------          -----------------
                                                                           25,148,619                 32,444,815

Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000
   shares authorized, 1,200,000 shares of 9.25%
   Series A Cumulative Preferred Stock, $25
   liquidation value, issued and outstanding                                1,200,000                         --
  Common stock, $.10 par value, 40,000,000
   shares authorized, 9,843,153 (9,774,075 in
   1997) shares issued and outstanding                                        984,315                    977,408
  Additional paid-in capital                                               99,959,083                 75,210,464
  Retained deficit                                                         (1,026,991)                (1,026,991)
                                                                  -------------------          -----------------
  Total stockholders' equity                                              101,116,407                 75,160,881
                                                                  -------------------          -----------------
                                                                         $126,265,026              $ 107,605,696
                                                                  ===================          =================

See accompanying notes.

                               JAMESON INNS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                FOR THE THREE MONTH PERIOD ENDED
                                                                                             JUNE 30
                                                                           -----------------------------------------
                                                                                1998                       1997
                                                                           ----------------            -------------
Lease revenue                                                              $   4,742,604               $  3,242,524

Expenses:
  Property tax expense                                                           213,044                    167,099
  Insurance expense                                                              115,138                    102,251
  Depreciation                                                                 1,363,976                    928,522
  General and administrative expenses                                            150,443                     86,048
  Loss on disposal of furniture and equipment                                    160,697                     48,238
  Loss on impairment of property                                               2,507,000                         --
                                                                           -------------               ------------
Total expenses                                                                 4,510,298                  1,332,158

Income from operations                                                           232,306                  1,910,366
Interest expense, net of capitalized amounts                                     165,965                     21,305
                                                                           -------------               ------------

Income before extraordinary loss                                                  66,341                  1,889,061
Extraordinary loss                                                                78,014                         --
                                                                           -------------               ------------

Net (loss) income                                                          $     (11,673)              $  1,889,061

Cumulative preferred stock dividends                                             693,750                         --
                                                                           -------------               ------------

Net (loss) income attributable to common
  stockholders                                                             $    (705,423)              $  1,889,061
                                                                           =============               ============
Per common share:
     (Loss) income before extraordinary loss:
       Basic                                                               $        (.06)              $        .20
       Diluted                                                             $        (.06)              $        .19
     Net (loss) income:
       Basic                                                               $        (.07)              $        .20
       Diluted                                                             $        (.07)              $        .19
     Dividends paid on common stock                                        $         .23               $        .22



See accompanying notes.

                               JAMESON INNS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                       FOR THE SIX MONTH PERIOD ENDED
                                                                                   JUNE 30
                                                                 ------------------------------------------
                                                                        1998                      1997
                                                                 ------------------        ----------------
Lease revenue                                                      $    8,595,282            $    5,978,067

Expenses:
  Property tax expense                                                    430,948                   294,169
  Insurance expense                                                       228,179                   195,655
  Depreciation                                                          2,659,247                 1,784,388
  General and administrative expenses                                     288,480                   158,080
  Loss on disposal of furniture and equipment                             267,460                    78,124
  Loss on impairment of property                                        2,507,000                        --
                                                                   --------------            --------------
Total expenses                                                          6,381,314                 2,510,416

Income from operations                                                  2,213,968                 3,467,651
Interest expense, net of capitalized amounts                              682,213                   367,721
                                                                   --------------            --------------

Income before extraordinary loss                                        1,531,755                 3,099,930
Extraordinary loss                                                        106,050                   689,542
                                                                   --------------            --------------

Net income                                                              1,425,705                 2,410,388

Cumulative preferred stock dividends                                      800,550                        --
                                                                   --------------            --------------

Net income attributable to common stockholders                     $      625,155            $    2,410,388
                                                                   ==============            ==============

Per common share:

     Income before extraordinary loss:
       Basic                                                       $          .08            $          .35
       Diluted                                                     $          .07            $          .35
     Net income:
       Basic                                                       $          .06            $          .28
       Diluted                                                     $          .06            $          .27
     Dividends paid on common stock                                $          .46            $          .44



See accompanying notes.

                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                                            FOR THE SIX MONTH PERIOD ENDED
                                                                                       JUNE 30
                                                                  ---------------------------------------------------
                                                                           1998                        1997
                                                                  ------------------------     ----------------------
OPERATING ACTIVITIES
Net income                                                            $       1,425,705            $    2,410,388
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Extraordinary item                                                            106,050                   689,542
  Depreciation and amortization                                               2,712,544                 1,820,732
  Loss on disposal of furniture and equipment                                   267,460                    78,123
  Loss on impairment of property                                              2,507,000                        --
  Stock option and other expenses                                                    --                    37,424
  Changes in assets and liabilities increasing
  (decreasing) cash:
   Lease revenue receivable                                                    (168,385)                 (860,179)
   Prepaid expenses and other assets                                           (376,447)                  134,305
   Accounts payable and accrued expenses                                        (13,723)                   (5,354)
   Accounts payable to affiliates                                            (1,013,329)                  448,855
   Accrued interest                                                             (36,806)                  (79,088)
   Accrued property taxes                                                       166,651                   168,065
                                                                      -----------------            --------------
 Net cash provided by operating activities                                    5,576,720                 4,842,813

INVESTING ACTIVITIES
Additions to property and equipment                                         (23,795,572)              (14,610,530)
                                                                      -----------------            --------------
Net cash used in investing activities                                       (23,795,572)              (14,610,530)













See accompanying notes.

                               JAMESON INNS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED) CONTINUED


                                                                                 FOR THE SIX MONTH PERIOD ENDED
                                                                                            JUNE 30
                                                                          ----------------------------------------
                                                                                 1998                    1997
                                                                          ---------------          ---------------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                     28,527,933                      --
Common stock dividends paid                                                   (4,619,069)              (3,755,491)
Proceeds from issuance of common stock                                           304,896               25,997,681
Proceeds from exercise of stock options                                          316,064                  276,308
Proceeds from long-term debt                                                  23,314,066               13,979,682
Payment of deferred finance costs                                               (235,424)                (198,775)
Payments on long-term debt                                                   (29,713,056)             (26,421,530)
Prepayment penalties on early extinguishment of debt                                  --                  (93,016)
                                                                          --------------           --------------

Net cash provided by financing activities                                     17,895,410                9,784,859
                                                                          --------------           --------------

Net increase (decrease) in cash                                                 (323,442)                  17,142
Cash at beginning of period                                                      338,581                  208,912
                                                                          --------------           --------------
Cash at end of period                                                      $      15,139             $    226,054
                                                                          ==============           ==============

















See accompanying notes.

                               JAMESON INNS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At June 30, 1998, the Company had a total of 104 Inns either in operation or under development, including 72 Inns in operation (3,377 available rooms), 17 Inns under construction and contracts to acquire 15 parcels of land on which additional Inns are expected to be constructed during 1998 or 1999. In addition, at that date, four of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company will have 5,293 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period or six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

2.       STOCKHOLDERS' EQUITY

On March 18, 1998, the Company completed the sale of 1,200,000 newly issued shares of 9.25% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at $25 per share before underwriting discounts and expenses. Net proceeds of approximately $28.5 million were used to repay certain existing mortgage indebtedness at that date. The Company recorded an extraordinary loss of $28,036 due to the write off of unamortized deferred finance costs. Declared and undeclared dividends on the Series A Preferred Stock earned to date have been considered in determining net income attributable to common stockholders. The first dividends on the Series A Preferred Stock were declared in April 1998 and paid in May 1998.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                        FOR THE THREE MONTH PERIOD ENDED
                                                                                    JUNE 30
                                                                    ----------------------------------------
                                                                         1998                        1997
                                                                    ------------                 -----------
Numerator:
     Income before extraordinary loss                               $    66,341                   $1,889,061

     Extraordinary loss                                                 (78,014)                          --
                                                                    -----------                   ----------
     Net (loss) income                                                  (11,673)                   1,889,061

     Less: Cumulative preferred stock dividends                         693,750                           --
                                                                    -----------                   ----------
     Numerator for basic and diluted earnings per
      share-(loss) income available to common
      stockholders                                                  $  (705,423)                  $1,889,061
                                                                    ===========                   ==========



                                                                  FOR THE THREE MONTH PERIOD ENDED
                                                                               JUNE 30
                                                                 ----------------------------------
                                                                      1998                 1997
                                                                 -------------        -------------

Denominator:
     Weighted average shares outstanding                             9,835,984           9,706,959

     Less:  Unvested restricted shares of Common
       stock                                                           (64,401)            (63,201)
                                                                 -------------        ------------

     Denominator for basic earnings per share                        9,771,583           9,643,758

     Plus:  Effect of dilutive securities

        Employee and director stock options                                 --             136,975

        Unvested restricted shares of Common Stock                          --              48,243
                                                                 -------------        ------------

     Total dilutive potential common shares                                 --             185,218
                                                                 -------------        ------------

     Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions                                            9,771,583           9,828,976
                                                                 =============        ============

Basic Earnings (Loss) Per Common Share:

(Loss) income before extraordinary loss                           $       (.06)        $       .20

Extraordinary loss                                                        (.01)                 --
                                                                 -------------        ------------

Net (loss) income per common share                                $       (.07)        $       .20
                                                                 =============        ============

Diluted Earnings (Loss) Per Common Share:

(Loss) income before extraordinary loss                           $       (.06)        $       .19

Extraordinary loss                                                        (.01)                 --
                                                                 -------------        ------------

Net (loss) income per common share                                $       (.07)        $       .19
                                                                 =============        ============


                                                                          FOR THE SIX MONTH PERIOD ENDED
                                                                                     JUNE 30
                                                                    ------------------------------------------
                                                                           1998                      1997
                                                                    -----------------          ---------------
Numerator:
     Income before extraordinary loss                               $       1,531,755          $     3,099,930

     Extraordinary loss                                                      (106,050)                (689,542)
                                                                    -----------------          ---------------

     Net income                                                             1,425,705                2,410,388

     Less: Undeclared and declared cumulative
       preferred stock dividends                                              800,550                       --
                                                                    -----------------          ---------------

     Numerator for basic and diluted earnings per
       share-income available to common
       stockholders                                                 $         625,155          $     2,410,388
                                                                    =================          ===============


Denominator:

     Weighted average shares outstanding                                    9,813,795                8,811,702

     Less:  Unvested restricted shares of Common
       stock                                                                  (64,401)                 (63,122)
                                                                    -----------------          ---------------

     Denominator for basic earnings per share                               9,749,394                8,748,580

     Plus:  Effect of dilutive securities

       Employee and director stock options                                    117,233                  164,055

       Unvested restricted shares of Common Stock                              44,589                   46,138
                                                                    -----------------          ---------------

     Total dilutive potential common shares                                   161,822                  210,193
                                                                    -----------------          ---------------

     Denominator for diluted earnings per share-
       adjusted weighted average shares and assumed
       conversions                                                          9,911,216                8,958,773
                                                                    =================          ===============


                                                                    FOR THE SIX MONTH PERIOD ENDED
                                                                                JUNE 30
                                                                 -----------------------------------
                                                                       1998                 1997
                                                                 ----------------      -------------

Basic Earnings Per Common Share:
Income before extraordinary loss                                  $         .08        $         .35

Less:  Extraordinary loss                                                  (.02)                (.07)
                                                                  -------------        -------------

Net income per common share                                       $         .06        $         .28
                                                                  =============        =============

Diluted Earnings Per Common Share:

Income before extraordinary loss                                  $         .07        $         .35

Less: Extraordinary loss                                                   (.01)                (.08)
                                                                  -------------        -------------

Net income per common share                                       $         .06        $         .27
                                                                  =============        =============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At June 30, 1998, the Company had a total of 104 Inns either in operation or under development, including 72 Inns in operation (3,377 available rooms), 17 Inns under construction and contracts to acquire 15 parcels of land on which additional Inns are expected to be constructed during 1998 or 1999. In addition, at that date, four of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 5,293 available rooms.

The Company's primary source of revenue is rent payments by Jameson Hospitality, LLC ("JH") under master leases (the "Leases") covering all of the Inns in operation. Prior to March 31, 1998, Jameson Operating Company, LLC was the lessee. On this date Jameson Operating Company, LLC merged with Jameson Development Company, LLC and several other related entities to form Jameson Hospitality, LLC. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Leases provide for the payment of base rent and percentage rent. For the quarter ended June 30, 1998, base rent and percentage rent in the aggregate amount of $4.7 million was earned by the Company. The principal determinant of percentage rent is JH's Room Revenues of the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.


                                                                          FOR THE THREE MONTH PERIOD ENDED
                                                                                      JUNE 30
                                                                 ----------------------------------------------
                                                                           1998                     1997
                                                                 ----------------------     -------------------
Occupancy rate                                                                  68.00%                 68.79%
ADR                                                                          $  49.89               $  47.32
REVPAR                                                                       $  33.93               $  32.55
Room Revenues (000s)                                                         $  9,895               $  6,899
Room nights available                                                         291,661                207,188
Room nights occupied                                                          198,336                142,516
Operating Inns (at period end)                                                     72                     50
Rooms available (at period end)                                                 3,377                  2,407



                                                                         FOR THE SIX MONTH PERIOD ENDED
                                                                                     JUNE 30
                                                                 ----------------------------------------------
                                                                           1998                     1997
                                                                 ---------------------      -------------------
Occupancy rate                                                                  64.84%                 66.23%
ADR                                                                          $  48.94               $  46.50
REVPAR                                                                       $  31.73               $  30.80
Room Revenues (000s)                                                         $ 17,902               $ 12,719
Room nights available                                                         564,142                402,667
Room nights occupied                                                          365,789                266,706
Operating Inns (at period end)                                                     72                     50
Rooms available (at period end)                                                 3,377                  2,407

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997.

Revenue from the Leases for the Company for the three month period ended June 30, 1998, increased 47% to $4.7 million as compared to $3.2 million for the same period in 1997. The increase was due to the increase in JH's Room Revenues.

The number of room nights available increased from 207,188 in 1997 to 291,661 in 1998, or 41%, due to the opening from January 1, 1997 through June 30, 1998, of 29 new Inns (totaling 1,196 rooms), and three expansions of existing Inns (adding 53 rooms). ADR increased 5% from $47.32 in the second quarter of 1997 to $49.89 in the same period in 1998. The occupancy rate decreased from 68.79% during the second quarter of 1997 to 68.00% during the second quarter of 1998. As a result of these three factors, second quarter Room Revenues rose 43% from $6.9 million for the second quarter of 1997 to $9.9 million in the second quarter of 1998. Same Inn Room Revenues in the second quarter of 1998 versus the second quarter of 1997 grew to $7.0 million from $6.5 million, or 8%. The same Inn growth is due to an increase in ADR from $47.34 to $49.59 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 195,638 to 197,894, and an increase in the occupancy rate from 69.05% to 70.20% for these Inns for the second quarter of 1998 compared to the same period in 1997.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended June 30, 1998, was $150,443, as compared to $86,048 for the three months ended June 30, 1997. The 1997 expense is lower than 1998 due to less time spent by shared employees on the Company's business matters as compared to other related entities and ground lease expense on two Inns which was greater in 1998 than 1997 due to the 1997 mid-year commencement date.

Property taxes and insurance expenses totaled $328,182 for the three month period ended June 30, 1998, compared with $269,350 for the same period in 1997. The increase is attributable to the increase in number of Inns and the expansion of existing Inns.

The loss on impairment of property of $2,507,000 relates to the Company's decision to market its Milledgeville, Georgia location, as of June 30, 1998. This location is only one of two acquisitions the Company has made of previously developed properties and hence does not follow its signature style. In addition, the Company does not believe this 100-room location has the potential to meet the Company's performance expectations. Under the guidance of Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company recorded a loss equal to the difference between net carrying value of the property and the estimated fair value less costs to sell. Effective July 1, 1998 and during the time period the property is being marketed for sale, no depreciation expense will be recorded on this asset.

Interest expense increased from $21,305 for the three-month period ended June 30, 1997, to $165,965 for the same period ended June 30, 1998, due to the greater amounts of average principal indebtedness outstanding in the second quarter of 1998. Interest expense amounts exclude interest capitalized in the cost of new Inn development. As a result of the early extinguishment of debt in the second quarter of 1998, the Company had a loss of $78,014 comprised of the write-offs of deferred finance costs, which is reflected as an extraordinary item.

Depreciation expense increased from $928,522 to $1,363,976 for the three month periods ended June 30, 1997 and 1998, respectively, due to an increase in the number of operating Inns and the expansion of existing Inns.

Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997.

Revenue from the Leases for the Company for the six month period ended June 30, 1998, increased 43% to $8.6 million as compared to $6.0 million for the same period in 1997. The increase was due to the increase in JH's Room Revenues.

The number of room nights available increased from 402,667 in 1997 to 564,142 in 1998, or 40%, due to the opening from January 1, 1997, through June 30, 1998, of 29 new Inns (totaling 1,196 rooms), and three expansions of existing Inns (adding 53 rooms). ADR increased 5% from $46.50 in the first six months of 1997 to $48.94 in the same period in 1998. The occupancy rate decreased from 66.23% during the first half of 1997 to 64.84% during the same period in 1998. As a result of these three factors, Room Revenues rose 41%, from $12.7 million for 1997 to $17.9 million in the first half of 1998. Same Inn Room Revenues in the first six months of 1998 versus the same period in 1997 grew to $13.0 million from $12.2 million, or 7%. The growth is due to an increase in ADR from $46.50 to $48.58 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 386,821 to 393,227, and an increase in the occupancy rate from 66.36% to 66.54% for these Inns for the first half of 1998 compared to the same period in 1997.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the six months ended June 30, 1998, was $288,480, as compared to $158,080 for the six months ended June 30, 1997. The 1997 expense is lower than 1998 due to less time spent by shared employees on the Company's business matters as compared to other related entities and ground lease expense on two Inns which was greater in 1998 than 1997.

Property taxes and insurance expenses totaled $659,127 for the six month period ended June 30, 1998, compared with $489,824 for the same period in 1997. The increase is attributable to the increase in number of Inns and the expansion of existing Inns.

Interest expense increased from $367,721 for the six month period ended June 30, 1997, to $682,213 for the same period ended June 30, 1998, due to the greater amounts of average principal indebtedness outstanding in the first six months of 1998. Interest expense amounts exclude interest capitalized in the cost of new Inn development. As a result of the early extinguishment of debt in 1998 and 1997, the Company had losses of $106,050 and $689,542, respectively, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

Depreciation expense increased from $1,784,388 to $2,659,247 for the six month periods ended June 30, 1997 and 1998, respectively, due to an increase in the number of operating Inns and the expansion of existing Inns.

FUNDS FROM OPERATIONS

The Company notes that industry analysts and investors use funds from operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital expenditures. The Company follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of funds from operations ("Funds from Operations") which is calculated (in the Company's case) as net income plus depreciation, loss on disposal of furniture and equipment, loss on impairment of property and extraordinary items, if applicable. Other non-cash expenses such as amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's Funds from Operations may not be comparable to other companies' Funds from Operations due to differing methods of calculating Funds from Operations and varying interpretations of the NAREIT definition.


                                                                        FOR THE THREE MONTH PERIOD ENDED
                                                                                     JUNE 30
                                                             ---------------------------------------------------
                                                                       1998                         1997
                                                             -----------------------       ---------------------
Net (loss) income attributable to common
  stockholders                                                           $  (705,423)                $ 1,889,061

Depreciation                                                               1,363,976                     928,522
Extraordinary loss                                                            78,014                          --
Loss on disposal of furniture and equipment                                  160,697                      48,238
Loss on impairment of property                                             2,507,000                          --
                                                             -----------------------       ---------------------

Funds from Operations                                                    $ 3,404,264                 $ 2,865,821
                                                             =======================       =====================


                                                                      FOR THE SIX MONTH PERIOD ENDED
                                                                                 JUNE 30
                                                             ---------------------------------------------
                                                                       1998                    1997
                                                             ---------------------     -------------------
Net income attributable to common
  stockholders                                                      $   625,155                $ 2,410,388

Depreciation                                                          2,659,247                  1,784,388
Extraordinary loss                                                      106,050                    689,542
Loss on disposal of furniture and equipment                             267,460                     78,124
Loss on impairment of property                                        2,507,000                         --
                                                             ------------------       --------------------

Funds from Operations                                               $ 6,164,912                $ 4,962,442
                                                             ==================       ====================


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

Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At June 30, 1998, the Company had approximately $23.2 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

At June 30, 1998, the Company had a $40.3 million line of credit (the "Line") convertible in June 1999 to a term note and $34 million was available for borrowing under the Line. Loans made under the Line are secured by mortgages on 35 of the Inns. Construction and long-term mortgages are expected to be available to fund the balance of construction costs not funded under the Line. For each new Inn developed by the Company, generally a construction loan has been obtained for a portion of the cost. The balance is funded under the Line. Each construction loan converts to a long-term mortgage upon completion of the Inn without any further action by the Company. As of June 30, 1998, the Company had 19 Inns unencumbered and available to use as collateral for any additional financing. Subsequent to June 30, 1998, the Line was increased to approximately $44.5 million, leaving 16 Inns unencumbered. The Company has an agreement with its lenders to increase the Line to approximately $45.5 million.

The Company expects to continue to develop additional Inns as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company has recently completed designs for three larger Jameson Inn models, with an interior hallway and 56, 68 or 80 rooms. The Company currently is constructing new Inns ranging from 39 to 80 rooms each in Alabama, Georgia, Mississippi, North Carolina and Tennessee. The total turnkey construction price for the Inns currently under construction is $33.6 million, of which approximately $7.2 million had been expended at June 30, 1998. Future Inns are expected to range from 39 to 80 rooms each. The Company may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

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

The following table summarizes the unaudited financial results of Jameson Hospitality, LLC, the lessee. Since Jameson Operating Company, LLC and the other companies which were parties to the March 1998 merger with Jameson Development Company, LLC were under common control of Thomas W. Kitchin and his spouse at the time of the merger, the financial statements present the financial position, results of operations and cash flows of both Jameson Operating Company, LLC and its predecessor Jameson Operating Company as well as other parties to the merger. This merger has been accounted for in a manner similar to a pooling of interests due to the common ownership and control of the companies. The comparison of Inn Room Revenues of JH between the two periods is the same as that described above for the Company.


                                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                                  JUNE 30
                                                                  -------------------------------------
                                                                         1998                  1997
                                                                  -----------------      --------------
Room Revenues as defined by Lease                                   $  10,090,919         $  6,898,964
Construction and other revenues                                         9,441,648            8,106,560
                                                                    -------------         ------------

 Total revenues                                                        19,532,567           15,005,524

Inn operating expenses                                                  5,247,989            3,324,521
Cost of construction and other revenues                                 8,769,975            7,366,345
Advertising                                                               560,467              120,359
Lease expense to Jameson Inns, Inc.                                     4,742,604            3,242,524
                                                                    -------------         ------------

Income before income taxes                                          $     211,532         $    951,775
                                                                    =============         ============



                                                                         FOR THE SIX MONTH PERIOD ENDED
                                                                                     JUNE 30
                                                                   -------------------------------------------
                                                                         1998                         1997
                                                                   ---------------               -------------
Room Revenues as defined by Lease                                  $    18,288,107               $  12,719,292
Construction and other revenues                                         16,384,895                  11,151,485
                                                                   ---------------               -------------

  Total revenues                                                        34,673,002                  23,870,777

Inn operating expenses                                                   9,468,479                   6,181,627
Cost of construction and other revenues                                 15,585,424                  10,269,256
Advertising                                                              1,165,810                     246,859
Lease expense to Jameson Inns, Inc.                                      8,595,282                   5,978,067
                                                                   ---------------               -------------

Income (loss) before income taxes                                  $      (141,993)              $   1,194,968
                                                                   ===============               =============

PART II

OTHER INFORMATION

Item 4.           Submission of matters to a vote of security holders

         At the annual stockholder's meeting held June 27, 1998, the following matters were submitted to a vote of the Company's stockholders and the stockholders voted as follows:

         1. Michael E. Lawrence was elected as a director for a three year term. The terms of office as directors for Robert D. Hisrich, Thomas J. O'Haren and Thomas W. Kitchin continued after the meeting. There were 8,883,278 votes cast in favor of the election of Mr. Lawrence and 30,424 votes to withhold authority to vote for Mr. Lawrence. There were no broker non-votes.

         2. The selection of the accounting firm of Ernst & Young, LLP was ratified as the independent auditor of the Company's financial statements for the fiscal year ending December 31, 1998. There were 8,873,538 votes cast in favor of the proposal, 15,219 votes cast against the proposal and 24,944 votes abstained. There were no broker non-votes.

Item 5.           Other Information

         As set forth in the Company's proxy statement for the 1998 Annual Meeting of Stockholders, stockholders' proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy materials for the 1999 annual Meeting of Stockholders must be received by the Company no later than January 12, 1999. The date by which the Company must receive notice of any person a stockholder intends to nominate as a director or any business proposal a stockholder intends to submit at the 1999 Annual Meeting is April 28, 1999 (but it may not be received prior to March 29, 1999).

Item 6.           Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

EXHIBITS

12.1     Calculation of Ratios of Earnings to Combined Fixed Charges and
         Preferred Stock Dividends

27.1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Jameson Inns, Inc.
                                              (Registrant)


 Dated:  August 10, 1998                      By:  /s/ Thomas W. Kitchin
                                                 -----------------------------
                                                 Thomas W. Kitchin
                                                 President and Chief
                                                   Executive Officer

 Dated:  August 10, 1998                      By: /s/ Craig R. Kitchin
                                                 -----------------------------
                                                 Craig R. Kitchin
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                                                             Page
-------                                                                            -----
12.1  -   Calculation of Ratios of Earnings to Combined Fixed Charges and
          Preferred Stock Dividends...............................................

27.1  -   Financial Data Schedule (for SEC use only)..............................