Form 10-Q/A
period 1998-03-31
JAMESON INNS INC
filed 1998-08-20
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                  FORM 10-Q/A1
                                AMENDMENT NO. 1
                                       TO


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



                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                     --------------------------------
                                                          1998               1997
                                                     -------------      -------------
Net income attributable to common stockholders       $   1,330,578*     $     521,327

Depreciation                                             1,295,271            855,866
Extraordinary loss                                          28,036            689,542
Loss on disposal of furniture and equipment                106,763             29,886
                                                     -------------      -------------

Funds from Operations                                $   2,760,648*     $   2,096,621
                                                     =============      =============

___________________

* Corrected

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




                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                 MARCH 31
                                                          1998               1997

Room Revenues as defined by Lease                    $   8,197,188      $   5,820,328
Construction and other revenues                          6,943,247 *        3,044,925
                                                     -------------      -------------

  Total revenues                                        15,140,435 *        8,865,253

Operating expenses, cost of construction and
  other revenues                                       (11,641,282)*       (5,886,517)
Lease expense to Jameson Inns, Inc.                     (3,852,678)        (2,735,543)
                                                     -------------      -------------

Income (loss) before income taxes                    $    (353,525)*    $     243,193
                                                     =============      =============

___________________

* Amounts have been restated to reflect a correction of errors in the revenue recognized and costs related to the construction of the inns.

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


EXHIBITS

12.1 Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1 Financial Data Schedule (for SEC use only)*

* Previously filed
                                       17

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Jameson Inns, Inc.
                                        (Registrant)


Dated:  August 20, 1998                 By:  /s/ Thomas W. Kitchin
                                           -------------------------------------
                                           Thomas W. Kitchin
                                           President and Chief Executive Officer


Dated:  August 20, 1998                 By: /s/ Craig R. Kitchin
                                           -------------------------------------
                                            Craig R. Kitchin
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                                                                                           Page
------                                                                                           ----

12.1      -   Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock
              Dividends..............................................................................

27.1      -   Financial Data Schedule (for SEC use only)* ...........................................

* Previously filed