Form 10-Q
period 1998-09-30
JAMESON INNS INC
filed 1998-11-13
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934 For the Period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the securities Exchange
Act of 1934 for the Period From                 to                .
                                ---------------    ---------------

                         Commission file number 0-23256


                               JAMESON INNS, INC.
             (Exact name of registrant as specified in its Articles)

                               -----------------

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

                          -----------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)
                          -----------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date Common Stock, $.10 Par Value - 9,860,458 shares outstanding as of November 2, 1998.

INDEX


PART 1.  FINANCIAL STATEMENTS

         ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and December 31, 1997................................... 3

           Condensed Consolidated Statements of Income for the Three Month
           Periods Ended September 30, 1998 and 1997 (unaudited)............... 4

           Condensed Consolidated Statements of Income for the Nine Month
           Periods Ended September 30, 1998 and 1997 (unaudited)............... 5

           Condensed Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 1998 and 1997 (unaudited)............... 6

           Notes to Condensed Consolidated Financial Statements (unaudited).... 8


         ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................12


PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................23

         SIGNATURES............................................................24

         EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                               JAMESON INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,          December 31,
                                                                  1998                  1997
                                                             -------------         -------------
                                                              (Unaudited)
ASSETS
Property and equipment, at cost                              $ 151,972,310         $ 117,515,375
Less accumulated depreciation                                  (15,417,352)          (12,584,189)
                                                             -------------         -------------
                                                               136,554,958           104,931,186

Cash                                                               449,509               338,581
Lease revenue receivable                                         2,033,249             1,457,672
Prepaid expenses                                                   167,473                 6,280
Deferred finance costs, net                                        964,779               781,472
Other assets                                                       327,473                90,505
                                                             -------------         -------------
                                                             $ 140,497,441         $ 107,605,696
                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                       $  36,374,270         $  29,624,889
Accounts payable and accrued expenses                              164,236               213,411
Accounts payable to affiliates                                   2,321,376             2,185,884
Accrued interest                                                   225,552               164,757
Accrued property taxes                                             622,289               255,874
                                                             -------------         -------------
                                                                39,707,723            32,444,815

Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000
    shares authorized, 1,200,000 shares
    of 9.25% Series A Cumulative Preferred Stock ($25
    liquidation value) issued and outstanding                    1,200,000                    --
  Common stock, $.10 par value, 40,000,000
    shares authorized, 9,857,731 (9,774,075 in
    1997) shares issued and outstanding                            985,773               977,408
  Additional paid-in capital                                    99,630,936            75,210,464
  Retained deficit                                              (1,026,991)           (1,026,991)
                                                             -------------         -------------
  Total stockholders' equity                                   100,789,718            75,160,881
                                                             -------------         -------------
                                                             $ 140,497,441         $ 107,605,696
                                                             =============         =============

See accompanying notes.

                               JAMESON INNS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   FOR THE THREE MONTH PERIOD ENDED
                                                             SEPTEMBER 30
                                                   --------------------------------
                                                        1998              1997
                                                   ------------      --------------
Lease revenue                                        $5,032,808        $3,554,015

Expenses:
  Property tax expense                                  241,918           187,979
  Insurance expense                                     124,004           109,270
  Depreciation                                        1,420,901           979,002
  General and administrative expenses                   172,723           103,893
  Loss on disposal of furniture and equipment            89,656            33,839
  Loss on impairment of property                             --                --
                                                     ----------        ----------
Total expenses                                        2,049,202         1,413,983

Income from operations                                2,983,606         2,140,032
Interest expense, net of capitalized amounts            377,040           127,769
                                                     ----------        ----------

Income before extraordinary loss                      2,606,566         2,012,263
Extraordinary loss                                       27,901                --
                                                     ----------        ----------

Net income                                            2,578,665         2,012,263

Cumulative preferred stock dividends                    693,750                --
                                                     ----------        ----------

Net income attributable to common
  stockholders                                       $1,884,915        $2,012,263
                                                     ==========        ==========

Per common share:

     Income before extraordinary loss:
       Basic                                         $     0.20        $     0.21
       Diluted                                       $     0.19        $     0.20
     Net income:
       Basic                                         $     0.19        $     0.21
       Diluted                                       $     0.19        $     0.20
     Dividends paid on common stock                  $     0.24        $     0.23



See accompanying notes.

                               JAMESON INNS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        FOR THE NINE MONTH PERIOD ENDED
                                                                  SEPTEMBER 30
                                                        -------------------------------
                                                            1998                1997
                                                        -----------          ----------

Lease revenue                                           $13,628,090          $9,532,082

Expenses:
  Property tax expense                                      672,866             482,148
  Insurance expense                                         352,183             304,925
  Depreciation                                            4,080,148           2,763,390
  General and administrative expenses                       461,203             261,973
  Loss on disposal of furniture and equipment               357,116             111,963
  Loss on impairment of property                          2,507,000                  --
                                                        -----------          ----------
Total expenses                                            8,430,516           3,924,399

Income from operations                                    5,197,574           5,607,683
Interest expense, net of capitalized amounts              1,059,253             495,490
                                                        -----------          ----------

Income before extraordinary loss                          4,138,321           5,112,193
Extraordinary loss                                          133,951             689,542
                                                        -----------          ----------

Net income                                                4,004,370           4,422,651

Cumulative preferred stock dividends                      1,494,300                  --
                                                        -----------          ----------

Net income attributable to common stockholders          $ 2,510,070          $4,422,651
                                                        ===========          ==========

Per common share:

     Income before extraordinary loss:
       Basic                                            $      0.27          $     0.56
       Diluted                                          $      0.27          $     0.55
     Net income:
       Basic                                            $      0.26          $     0.49
       Diluted                                          $      0.25          $     0.48
     Dividends paid on common stock                     $      0.70          $     0.67



See accompanying notes.

                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                           FOR THE NINE MONTH PERIOD ENDED
                                                                    SEPTEMBER 30
                                                         -----------------------------------
                                                             1998                  1997
                                                         ------------           ------------
OPERATING ACTIVITIES
Net income                                               $  4,004,370           $  4,422,651
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Extraordinary item                                          133,951                689,542
  Depreciation and amortization                             4,162,601              2,820,437
  Loss on disposal of furniture and equipment                 357,116                111,963
  Loss on impairment of property                            2,507,000                     --
  Stock option and other expenses                                  --                 37,424
  Changes in assets and liabilities increasing
  (decreasing) cash:
    Lease revenue receivable                                 (575,577)            (1,159,205)
    Prepaid expenses and other assets                        (398,162)                77,362
    Accounts payable and accrued expenses                     (49,175)                26,423
    Accounts payable to affiliates                            135,491              1,434,097
    Accrued interest                                           60,795                (43,466)
    Accrued property taxes                                    366,415                313,070
                                                         ------------           ------------
 Net cash provided by operating activities                 10,704,825              8,730,298

INVESTING ACTIVITIES
Additions to property and equipment                       (38,568,036)           (23,422,211)
                                                         ------------           ------------
Net cash used in investing activities                     (38,568,036)           (23,422,211)










See accompanying notes.

                               JAMESON INNS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED) CONTINUED

                                                           FOR THE NINE MONTH PERIOD ENDED
                                                                    SEPTEMBER 30
                                                         -----------------------------------
                                                             1998                   1997
                                                         ------------           ------------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                  28,527,933                     --
Common stock dividends paid                                (7,675,639)            (5,997,060)
Proceeds from issuance of common stock                        446,637             26,051,969
Proceeds from exercise of stock options                       325,539                331,490
Proceeds from long-term debt                               36,544,609             20,920,546
Payment of deferred finance costs                            (399,712)              (217,510)
Payments on long-term debt                                (29,795,228)           (26,431,532)
Prepayment penalties on early extinguishment of
  debt                                                             --                (93,016)
                                                         ------------           ------------

Net cash provided by financing activities                  27,974,139             14,564,887
                                                         ------------           ------------

Net increase (decrease) in cash                               110,928               (127,026)
Cash at beginning of period                                   338,581                208,912
                                                         ------------           ------------
Cash at end of period                                    $    449,509           $     81,886
                                                         ============           ============























See accompanying notes.

                               JAMESON INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At September 30, 1998, the Company had a total of 117 Inns either in operation or under development, including 78 Inns in operation (3,614 available rooms), 16 Inns under construction, two tracts of land on which construction will begin in 1999 and contracts to acquire 21 parcels of land on which additional Inns are expected to be constructed. In addition, at that date, four of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company will have 6,138 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounted principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period or nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                           FOR THE THREE MONTH PERIOD ENDED
                                                                      SEPTEMBER 30
                                                           --------------------------------
                                                               1998                 1997
                                                           -----------           ----------

Numerator:

     Income before extraordinary loss                      $ 2,606,566           $2,012,263

     Extraordinary loss                                        (27,901)                  --
                                                           -----------           ----------

     Net income                                              2,578,665            2,012,263

     Less:  Cumulative preferred stock dividends              (693,750)                  --
                                                           -----------           ----------

     Numerator for basic and diluted earnings per
       share-income available to common
       stockholders                                        $ 1,884,915           $2,012,263
                                                           ===========           ==========

                                                           FOR THE THREE MONTH PERIOD ENDED
                                                                     SEPTEMBER 30
                                                           -------------------------------
                                                              1998                 1997
                                                           ----------           ----------

Denominator:

     Weighted average shares outstanding                    9,850,021            9,739,135

     Less:  Unvested restricted shares of Common
       Stock                                                  (63,776)             (63,984)
                                                           ----------           ----------

     Denominator for basic earnings per share               9,786,245            9,675,151

     Plus:  Effect of dilutive securities

       Employee and director stock options                     82,955              144,948

       Unvested restricted shares of Common Stock              47,349               45,448
                                                           ----------           ----------

     Total potential dilutive common shares                   130,304              190,396
                                                           ----------           ----------

     Denominator for diluted earnings per share-
       adjusted weighted average shares and
       assumed conversions                                  9,916,549            9,865,547
                                                           ==========           ==========

Basic Earnings Per Common Share:

Income before extraordinary loss
  (net of cumulative preferred stock dividends)            $     0.20           $     0.21
Extraordinary loss                                              (0.01)                  --
                                                           ----------           ----------

Net income per common share
  (net of cumulative preferred stock dividends)            $     0.19           $     0.21
                                                           ==========           ==========

Diluted Earnings Per Common Share:

Income before extraordinary loss
  (net of cumulative preferred stock dividends)            $     0.19           $     0.20
Extraordinary loss                                                 --                   --
                                                           ----------           ----------

Net income per common share
  (net of cumulative preferred stock dividends)            $     0.19           $     0.20
                                                           ==========           ==========

                                                             FOR THE NINE MONTH PERIOD ENDED
                                                                        SEPTEMBER 30
                                                             ---------------------------------
                                                                 1998                  1997
                                                             -----------           -----------

Numerator:

     Income before extraordinary loss                        $ 4,138,321           $ 5,112,193

     Extraordinary loss                                         (133,951)             (689,542)
                                                             -----------           -----------

     Net income                                                4,004,370             4,422,651

     Less: Undeclared and declared cumulative
      preferred stock dividends                               (1,494,300)                   --
                                                             -----------           -----------

     Numerator for basic and diluted earnings per
       share-income available to common
       stockholders                                          $ 2,510,070           $ 4,422,651
                                                             ===========           ===========


Denominator:

     Weighted average shares outstanding                       9,826,003             9,124,211

     Less:  Unvested restricted shares of Common
       stock                                                     (64,128)              (63,413)
                                                             -----------           -----------

     Denominator for basic earnings per share                  9,761,875             9,060,798

     Plus:  Effect of dilutive securities

       Employee and director stock options                       105,807               152,020

       Unvested restricted shares of Common Stock                 43,861                45,822
                                                             -----------           -----------

     Total potential dilutive common shares                      149,668               197,842
                                                             -----------           -----------

     Denominator for diluted earnings per share-
       adjusted weighted average shares and assumed
       conversions                                             9,911,543             9,258,640
                                                             ===========           ===========

                                                         FOR THE NINE MONTH PERIOD ENDED
                                                                    SEPTEMBER 30
                                                         ------------------------------
                                                             1998               1997
                                                         -----------        -----------

Basic Earnings Per Common Share:

Income before extraordinary loss
  (net of cumulative preferred stock dividends)          $      0.27        $      0.56
Less:  Extraordinary loss                                      (0.01)             (0.07)
                                                         -----------        -----------

Net income per common share
  (net of cumulative preferred stock dividends)          $      0.26        $      0.49
                                                         ===========        ===========

Diluted Earnings Per Common Share:

Income before extraordinary loss
  (net of cumulative preferred stock dividends)          $      0.27        $      0.55
Less: Extraordinary loss                                       (0.02)             (0.07)
                                                         -----------        -----------

Net income per common share
  (net of cumulative preferred stock dividends)          $      0.25        $      0.48
                                                         ===========        ===========


Options to purchase 530,833 and -0- shares of common stock for the three months ended September 30, 1998 and 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options to purchase 505,000 and -0- shares of common stock for the nine months ended September 30, 1998 and 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." At September 30, 1998, the Company had a total of 117 Inns either in operation or under development, including 78 Inns in operation (3,614 available rooms), 16 Inns under construction, two tracts of land on which construction will begin in 1999 and contracts to acquire 21 parcels of land on which additional Inns are expected to be constructed. In addition, at that date, four of the

Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 6,138 available rooms.

The Company's primary source of revenue is rent payments by Jameson Hospitality, LLC ("JH") under master leases (the "Leases") covering all of the Inns in operation. Prior to March 31, 1998, Jameson Operating Company, LLC was the lessee. On this date Jameson Operating Company, LLC merged with Jameson Development Company, LLC and several other related entities to form Jameson Hospitality, LLC. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Leases provide for the payment of base rent and percentage rent. For the quarter ended September 30, 1998, base rent and percentage rent in the aggregate amount of $5.0 million was earned by the Company. The principal determinant of percentage rent is JH's Room Revenues of the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.

                                              FOR THE THREE MONTH PERIOD ENDED
                                                      SEPTEMBER 30
                                              --------------------------------
                                                1998                    1997
                                              --------                --------
Occupancy rate                                   64.27%                  68.81%
ADR                                           $  51.74                $  47.93
REVPAR                                        $  33.25                $  32.98
Room Revenues (000s)                          $ 10,708                $  7,562
Room nights available                          315,528                 224,083
Room nights occupied                           202,790                 154,188
Operating Inns (at period end)                      78                      54
Rooms available (at period end)                  3,614                   2,567


                                              FOR THE NINE MONTH PERIOD ENDED
                                                        SEPTEMBER 30
                                              -------------------------------
                                                1998                    1997
                                              --------                --------

Occupancy rate                                   64.63%                  67.16%
ADR                                           $  49.94                $  47.02
REVPAR                                        $  32.28                $  31.58
Room Revenues (000s)                          $ 28,996                $ 20,281
Room nights available                          879,670                 626,750
Room nights occupied                           568,531                 420,894
Operating Inns (at period end)                      78                      54
Rooms available (at period end)                  3,614                   2,567

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended September 30, 1997.

Revenue from the Leases for the Company for the three month period ended September 30, 1998, increased 39% to $5.0 million as compared to $3.6 million for the same period in 1997. The increase was due to the increase in JH's Room Revenues.

The number of room nights available increased from 224,083 in 1997 to 315,528 in 1998, or 41%, due to the opening from January 1, 1997 through September 30, 1998, of 35 new Inns (totaling 1,433 rooms), and three expansions of existing Inns (adding 53 rooms). ADR increased 8% from $47.93 in the third quarter of 1997 to $51.74 in the same period in 1998. The occupancy rate decreased from 68.81% during the third quarter of 1997 to 64.27% during the third quarter of 1998. As a result of these three factors, third quarter Room Revenues rose 41% from $7.6 million for the third quarter of 1997 to $10.7 million in the third quarter of 1998. Same Inn Room Revenues in the third quarter of 1998 versus the third quarter of 1997 grew to $7.2 million from $7.0 million, or 3 %. The same Inn growth is due to an increase in ADR from $47.4 to $51.3 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 206,123 to 209,116, offset by a decrease in the occupancy rate from 69.86% to 65.57% for these Inns for the third quarter of 1998 compared to the same period in 1997.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended September 30, 1998, was $172,723, as compared to $103,893 for the three months ended September 30, 1997. The 1997 expense is lower than 1998 due to less time spent in 1997 by shared employees on the Company's business matters as compared to other related entities.

Property taxes and insurance expenses totaled $365,922 for the three month period ended September 30, 1998, compared with $297,249 for the same period in 1997. The increase is attributable to the increase in number of Inns and the expansion of existing Inns.

Interest expense increased from $127,769 for the three-month period ended September 30, 1997, to $377,040 for the same period ended September 30, 1998, due to the greater amounts of average principal indebtedness outstanding in the third quarter of 1998. Interest expense amounts exclude interest capitalized in the cost of new Inn development. As a result of the early extinguishment of debt in the third quarter of 1998, the Company had a loss of $27,901 comprised of the write-offs of deferred finance costs, which is reflected as an extraordinary item.

Depreciation expense increased from $979,002 to $1,420,901 for the three month periods ended September 30, 1997 and 1998, respectively, due to an increase in the number of operating Inns and the expansion of existing Inns.

Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997.

Revenue from the Leases for the Company for the nine month period ended September 30, 1998, increased 43% to $13.6 million as compared to $9.5 million for the same period in 1997. The increase was due to the increase in JH's Room Revenues.

The number of room nights available increased from 626,750 in 1997 to 879,670 in 1998, or 40%, due to the opening from January 1, 1997, through September 30, 1998, of 35 new Inns (totaling 1,433 rooms), and three expansions of existing Inns (adding 53 rooms). ADR increased 6% from $47.02 in the first nine months of 1997 to $49.94 in the same period in 1998. The occupancy rate decreased from 67.16% during the first nine months of 1997 to 64.63% during the same period in 1998. As a result of these three factors, Room Revenues rose 43%, from $20.3 million for 1997 to $29.0 million in the first nine months of 1998. Same Inn Room Revenues in the first nine months of 1998 versus the same period in 1997 grew to $20.7 million from $19.6 million. The growth is due to an increase in ADR from $46.80 to $49.48 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 604,462 to 619,378, offset by a decrease in the occupancy rate from 67.54% to 65.93% for these Inns for the first nine months of 1998 compared to the same period in 1997.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the nine months ended September 30, 1998, was $461,203, as compared to $261,973 for the nine months ended September 30, 1997. The 1997 expense is lower than 1998 due to less (i) time spent in 1997 by shared employees on the Company's business matters as compared to other related entities, and (ii) greater ground lease expense on two Inns in 1998.

Property taxes and insurance expenses totaled $1,025,049 for the nine month period ended September 30, 1998, compared with $787,073 for the same period in 1997. The increase is attributable to the increase in number of Inns and the expansion of existing Inns.

The loss on impairment of property of $2,507,000 relates to the Company's decision to market its Milledgeville, Georgia location, as of June 30, 1998. This location is only one of two acquisitions the Company has made of previously developed properties and hence does not follow its signature style. In addition, the Company does not believe this 100-room location has the potential to meet the Company's performance expectations. Under the guidance of Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company recorded a loss equal to the difference between net carrying value of the property and the estimated fair value less costs to sell. Effective July 1, 1998 and during the time period the property is being marketed for sale, no depreciation expense has been recorded on this asset. As of November 3, 1998, there is a letter of intent to purchase the property and, if consummated, the sale is scheduled to close by February 1, 1999. No additional loss on impairment is anticipated based on the price offered in the pending letter of intent.

Interest expense increased from $495,490 for the nine month period ended September 30, 1997, to $1,059,253 for the same period ended September 30, 1998, due to the greater amounts of average principal indebtedness outstanding in the first nine months of 1998. Interest expense amounts exclude interest capitalized in the cost of new Inn development. As a result of the early extinguishment of debt in 1998 and 1997, the Company had losses of $133,951 and $689,542, respectively, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

Depreciation expense increased from $2,763,390 to $4,080,148 for the nine month periods ended September 30, 1997 and 1998, respectively, due to an increase in the number of operating Inns and the expansion of existing Inns.

FUNDS FROM OPERATIONS

The Company notes that industry analysts and investors use funds from operations as another tool to evaluate and compare equity REITs. The Company also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Company's cash available for distributions, debt service and capital expenditures. The Company follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of funds from operations ("Funds from Operations") which is calculated (in the Company's case) as net income plus depreciation, loss on disposal of furniture and equipment, loss on impairment of real estate and extraordinary items, if applicable. Other non-cash expenses such as amortization and stock option expense have not been added back in Funds from Operations. Funds from Operations does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Company's Funds from Operations may not be comparable to other companies' Funds from Operations due to differing methods of calculating Funds from Operations and varying interpretations of the NAREIT definition.

                                                            FOR THE THREE MONTH PERIOD ENDED
                                                                     SEPTEMBER 30
                                                          -----------------------------------
                                                              1998                     1997
                                                          ----------               ----------

Net income attributable to common
  stockholders                                            $1,884,915               $2,012,263

Depreciation                                               1,420,901                  979,002
Extraordinary loss                                            27,901                       --
Loss on disposal of furniture and equipment                   89,656                   33,839
                                                          ----------               ----------

Funds from Operations                                     $3,423,373               $3,025,104
                                                          ==========               ==========

                                                            FOR THE NINE MONTH PERIOD ENDED
                                                                     SEPTEMBER 30
                                                          -----------------------------------
                                                             1998                     1997
                                                          ----------               ----------

Net income attributable to common
  stockholders                                            $2,510,070               $4,422,651

Depreciation                                               4,080,148                2,763,390
Extraordinary loss                                           133,951                  689,542
Loss on disposal of furniture and equipment                  357,116                  111,963
Loss on impairment of property                             2,507,000                       --
                                                          ----------               ----------

Funds from Operations                                     $9,588,285               $7,987,546
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

Since its election to be taxed as a REIT, the Company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. At September 30, 1998, the Company had approximately $36.4 million in outstanding debt. It is management's intention to continue to borrow from some or all of its previous lenders to finance future projects.

At September 30, 1998, the Company had a $46.2 million line of credit (the "Line") convertible in June 1999 to a term note and $31.1 million was available for borrowing under the Line. Loans made under the Line are secured by mortgages on 41 of the Inns. As of September 30, 1998, the Company had 17 Inns unencumbered and available to use as collateral for any additional financing. The Company has a commitment from its lenders to increase the Line to approximately $47 million.

In addition, as of November 4, 1998, the Company has a formal loan commitment with Bank Midwest for a $17 million term mortgage loan, to be secured by 14 Inns. This loan is expected to be consummated by the end of 1998.

The Company expects to continue to develop additional Inns as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company has recently completed designs for three larger Jameson Inn models, with an interior hallway and 56, 68 or 80 rooms. The Company currently is constructing new Inns ranging from 39 to 80 rooms each in Alabama, Florida, Georgia, Mississippi, North Carolina and Tennessee. The total turnkey construction price for the Inns currently under construction is $39.5 million, of which approximately $7.4 million had been expended at September 30, 1998. For each new Inn developed by the Company, generally a construction loan has been obtained for a portion of the cost. The balance is funded under the Line. Historically, each construction loan converts to a long-term mortgage upon completion of the Inn without any further action by the Company. As of September 30, 1998, the Company had obtained similar construction financing of $11.5 million and commitments for construction or permanent financing of $6.575 million. The remaining costs are expected to be funded by borrowings under the Line, the new term note from Bank Midwest or additional construction loans. Future Inns are expected to range from 39 to 80 rooms each. The Company may in the future expand additional Inns if management determines that sufficient market demand exists and financing is available for any such expansion.

As with most real estate investments, the Company's investments in the Inns are relatively illiquid and such illiquidity is further increased by the Inns' location in small communities. As a result, the ability of the Company to sell or otherwise dispose of any Inn to provide liquidity may be very limited.


RECENT DEVELOPMENT

On November 3, 1998, the Board of Directors approved the proposed acquisition by the Company of the outdoor advertising assets and operations of JH. These assets consist of approximately 100 road side billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties is placed. These assets and operations were previously owned and conducted by Jameson Outdoor Advertising, LLC, which is one of the entities that merged into JH on March 31, 1998 (see "the Lessee"). It is anticipated that these billboards will be leased back to JH and will continue to be used for the same type of advertising. JH is wholly-owned by Thomas W. Kitchin, Chairman of the Board of the Company, and his wife. The consideration payable to JH will consist of (i) 72,727 newly issued shares of the Company's Series A Preferred Stock, (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $735,000 which is secured by mortgages on the billboards and the revenues generated therefrom. It is currently anticipated that this transaction will close in December of 1998. The amount and nature of the consideration was negotiated by Thomas W. Kitchin and the other members of the Board of Directors of the Company with the advice and assistance of an independent investment banking firm engaged by the Board. Such firm also rendered its opinion to the Company's Board of Directors that, based on its review of the proposed transaction and the assumptions stated in the opinion, the proposed consideration is fair, from a financial point of view, to the shareholders of the Company. It is anticipated that JH will distribute the shares of the Series A Preferred Stock it receives to Mr. & Mrs. Kitchin.

YEAR 2000

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has evaluated its financial software and building operating systems of the Inns. Based on assessments to date, management believes that the arrival of the year 2000 and the potential related computer problems will not have a material adverse impact on the Company or JH. The Company believes that its current software and operating systems are year 2000 compliant. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's future financial condition or results of operations.


FORWARD-LOOKING STATEMENTS

There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends, expected Year 2000 compliance and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage its business in a cost-effective manner given the increase in the number of Inns; (2) JH's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

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

                                                         FOR THE THREE MONTH PERIOD ENDED
                                                                  SEPTEMBER 30
                                                      -------------------------------------
                                                         1998                      1997
                                                      -----------               -----------
Room Revenues as defined by Lease                     $10,708,195               $ 7,561,733
Construction and other revenues                        10,824,936                 8,119,399
                                                      -----------               -----------

  Total revenues                                       21,533,131                15,681,132

Inn operating expenses                                  5,612,616                 3,730,109
Cost of construction and other revenues                 9,901,093                 8,062,998
Advertising                                               606,508                   158,215
Lease expense to Jameson Inns, Inc.                     5,032,808                 3,554,015
                                                      -----------               -----------

Income before income taxes                            $   380,106               $   175,795
                                                      ===========               ===========

                                                         FOR THE NINE MONTH PERIOD ENDED
                                                                 SEPTEMBER 30
                                                      -------------------------------------
                                                         1998                      1997
                                                      -----------               -----------
Room Revenues as defined by Lease                     $28,996,302               $20,281,025
Construction and other revenues                        27,209,831                19,270,884
                                                      -----------               -----------

  Total revenues                                       56,206,133                39,551,909

Inn operating expenses                                 15,081,095                 9,911,736
Cost of construction and other revenues                25,486,517                18,332,253
Advertising                                             1,772,318                   405,074
Lease expense to Jameson Inns, Inc.                    13,628,090                 9,532,082
                                                      -----------               -----------

Income before income taxes                            $   238,113               $ 1,370,764
                                                      ===========               ===========

DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1997.

                                  Common Stock      Preferred Stock
                                  ------------      ---------------

First Quarter, 1997                $   0.22            $  n/a
Second Quarter, 1997                   0.23               n/a
Third Quarter, 1997                    0.23               n/a
Fourth Quarter, 1997                   0.23               n/a

First Quarter, 1998                    0.23             0.089**
Second Quarter, 1998                   0.24             0.581
Third Quarter, 1998                    0.24*            0.581***


* On October 23, 1998, the Company declared this dividend, which is payable on November 20, 1998, to shareholders of record on November 3, 1998.

** On April 20, 1998, the Company declared a dividend of $.089 per share for the 9.25% Series A Cumulative Preferred Stock for the period March 18 to March 31, 1998. The dividend was paid on May 1, 1998 to shareholders of record on March 31, 1998.

*** On September 15, 1998 the Company declared this dividend, which was paid on October 20, 1998, to shareholders of record on September 30, 1998.

PART II

OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.


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



                                           Jameson Inns, Inc.
                                           (Registrant)



Dated:  November 13, 1998        By:  /s/ Craig R. Kitchin
                                      ------------------------------------
                                          Craig R. Kitchin
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                                                               Page
------                                                               ----

12.1     Calculation of Ratios of Earnings to Combined
         Fixed Charges and Preferred Stock
         Dividends.......................................................

27.1 -   Financial Data Schedule (for SEC use only)......................