Form 10-K/A
period 1998-12-31
JAMESON INNS INC
filed 1999-03-29
CIK 914373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998 or

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition from ________________ to ________________

                        Commission File Number: 0-23256

                              JAMESON INNS, INC.
            (Exact name of Registrant as specified in its Articles)

                Georgia                              58-2079583
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

       8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1603
          (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (770) 901-9020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share

     9.25% Series A Cumulative Preferred Stock, par value $1.00 per share.
                              Title of Each Class

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
                 REGISTRANT AS OF MARCH 22, 1999:  $74,599,636

                NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON
                          MARCH 22, 1999 - 9,910,896

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the annual meeting of stockholders to be held May 7, 1999 are incorporated by reference into Part III.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JAMESON INNS, INC.
                                          Registrant

Dated: March 25, 1999

                                          By: /s/ Thomas W. Kitchin
                                              ---------------------------------
                                              Thomas W. Kitchin
                                              Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


            Signature                        Capacity                      Date
            ---------                        --------                      ----
Principal Executive Officer:

/s/ Thomas W. Kitchin
---------------------------------  Chairman of the Board              March 25, 1999
Thomas W. Kitchin                  Chief Executive Officer, and
                                   Director
Principal Financial and
Accounting Officer:

/s/ Craig R. Kitchin
---------------------------------  President, Chief Financial         March 25, 1999
Craig R. Kitchin                   Officer,
                                   and Treasurer
Additional Directors:

/s/ Robert D. Hisrich
---------------------------------  Director                           March 25, 1999
Robert D. Hisrich

/s/ Thomas J. O'Haren
---------------------------------  Director                           March 25, 1999
Thomas J. O'Haren

/s/ Michael E. Lawrence
---------------------------------  Director                           March 25, 1999
Michael E. Lawrence