Form 10-K
period 1998-12-31
JAMESON INNS INC
filed 1999-03-30
CIK 914373

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

                                   FORM 10-K
                               JAMESON INNS, INC.
                                 ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1998

                               Table of Contents

                                                                          Page
                                                                          ----
                                     PART I
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   24
 Item 3.  Legal Proceedings.............................................   26
 Item 4.  Submission of Matters to a Vote of Security Holders...........   26
                                    PART II
                   Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters...........................................   26
 Item 6.  Selected Financial Data.......................................   27
             Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   29
 Item 7A. Quantitative and Qualitative Disclosure about Market Risks....   34
 Item 8.  Financial Statements and Supplementary Data...................   34
             Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   34
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant............   34
 Item 11. Executive Compensation........................................   34
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   34
 Item 13. Certain Relationships and Related Transactions................   34
                                    PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   35

                               JAMESON INNS, INC.
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1. BUSINESS

General

   Jameson Inns, Inc. ("Jameson") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta, Georgia which develops and owns limited service hotel properties ("Jameson Inns") operating in the southeastern United States under the trademark "The Jameson Inn(R)." At December 31, 1998, Jameson had a total of 114 Jameson Inns either in operation or under development, including 81 Jameson Inns in operation (3,748 available rooms), 20 Jameson Inns under construction and contracts to acquire 13 parcels of land on which additional Jameson Inns are expected to be constructed during 1999. In addition, at December 31, 1998, eight of the Jameson Inns in operation were undergoing 20-room expansions. Upon completion of these projects, Jameson expects to have 6,000 available rooms.

   Jameson focuses on developing Jameson Inns in communities in the southeastern United States which have a strong and growing industrial or commercial base and a shortage of quality hotel rooms. Generally, Jameson Inns are rooms-only facilities designed to appeal to price and quality conscious business travelers, as well as family and leisure travelers. The typical Jameson Inn developed through the end of 1998 is a two-story, Colonial-style structure with exterior access to the guest rooms and constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. Jameson Inns feature amenities such as remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double beds, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators. In late 1998, Jameson designed and began building a new three-story, interior corridor structure with 56 to 80 rooms, depending on the location, and elevator access to each floor. The amenities in the new building are comparable to those of the current Jameson Inns. Based on local market demand, some of the Jameson Inns have been expanded one or more times since their initial construction.

   The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms-only facilities and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Each of these categories is generally subdivided into classifications based on price and quality. The terminology generally used in the hotel industry describes properties as luxury at the high end, economy in the middle and budget at the low end of the scale. Prices for each of these categories vary by region and locale. Jameson Inns typically fall within the category of small, limited service, economy hotels.

   The hotel industry is seasonal in nature. Occupancy rates are generally higher in the second and third calendar quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in Jameson's revenues.

   All Jameson Inns are leased to Jameson Hospitality, LLC and, prior to 1998, were leased to Jameson Hospitality's predecessors, Jameson Operating Company, Jameson Operating Company, LLC, and Jameson Operating Company, II, LLC, successively. References to Jameson Hospitality throughout this Annual Report on Form 10-K refer to either Jameson Hospitality or its predecessors, as the context requires.

   In order to reduce Jameson's state franchise tax liability, Jameson Inns located in certain states are owned by subsidiaries of Jameson which conduct business only in the respective states. Jameson owns 99.8% of each of these subsidiaries and various companies wholly-owned by Jameson's chairman and chief executive officer and his spouse, own the remaining 0.2% of the subsidiaries. Each such Jameson subsidiary leases all of the Jameson Inns which it owns to Jameson Hospitality under the terms of master leases substantially the same as the lease between Jameson and Jameson Hospitality. We sometimes refer to all of the master leases collectively or individually as the "Jameson Lease."

   Jameson was formed in 1988 to develop, own and operate Jameson Inns and elected to be taxed for federal income tax purposes as a REIT beginning January 1, 1994. In 1994 Jameson became a publicly held company upon consummation of an initial public offering of its common stock. Jameson's executive offices are located at 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1603. Jameson's telephone number is (770) 901-9020.

Recent Developments

   Proposed Merger with Signature Inns, Inc. On January 27, 1999, Jameson entered into a plan and agreement of merger with Signature Inns, Inc. Under the merger agreement, Signature would merge with and into Jameson, with Jameson being the sole surviving entity. Signature owns and operates 25 hotels and manages one additional hotel, all of which are located in the midwestern United States. Signature's hotels operate under the name Signature Inns(R). On March 10, 1999, Jameson filed a Registration Statement on Form S-4 relating to the proposed merger. Jameson and Signature will hold meetings of their stockholders to vote on approval of the merger and the merger agreement.

   In connection with the merger, the holders of Signature common stock will receive one-half share of Jameson common stock plus cash in the amount of $1.50 for each share of Signature common stock owned. A portion of the $1.50 cash payment may be paid in the form of a dividend declared and paid by Signature immediately before the merger is completed. Holders of Signature Series A Preferred Stock will receive one share of Jameson $1.70 Series S Cumulative Convertible Preferred Stock for each outstanding share of Signature Series A Preferred Stock owned. The Jameson Series S Preferred Stock will have substantially the same terms and conditions as are applicable to the Signature Series A Preferred Stock, adjusted to reflect the conversion of Signature common stock into Jameson common stock and cash in the merger.

   Prior to the merger, Jameson Hospitality will acquire certain of the assets and assume certain liabilities related to operation of the Signature Inns. As a REIT, Jameson is precluded from operating hotel properties, including the Signature Inns. As a result, upon completion of the merger, Jameson will lease the Signature Inns to Jameson Hospitality under a master lease with substantially the same terms and conditions, except for the calculation of the amount of rent, as the current master leases between Jameson and Jameson Hospitality related to the Jameson Inns. See The Jameson Lease, below. Under the lease covering the Signature Inns, base rent will be $394 per room and percentage rent will equal 37% of the first $35.00 of average daily per room rental revenues, plus 65% of the next $10.00 of average daily room rentals, plus 70% of all additional average daily room rentals, less 100% of base rent and room rental revenues will be reduced by long distance telephone expenses .

   Purchase of Outdoor Advertising Assets. On November 3, 1998, the Board of Directors approved the proposed acquisition by Jameson of the outdoor advertising assets of Jameson Hospitality. These assets consist of approximately 100 road side billboards on which Jameson Inn advertising and, in certain instances, other services or products for third parties, is placed. These assets and operations were previously owned and conducted by Jameson Outdoor Advertising, LLC, one of the entities which merged into Jameson Hospitality on March 31, 1998. Jameson plans to lease these assets back to Jameson Hospitality and the assets will continue to used for the same type of advertising. Jameson Hospitality is wholly-owned by Thomas W. Kitchin, chief executive officer of Jameson, and his spouse.

   As consideration for the outdoor advertising assets, Jameson will (a) issue 72,727 shares of Jameson Series A Preferred Stock, (b) pay $400,000 in cash, and (c) assume indebtedness of approximately $735,000 which is secured by mortgages on the billboards and the revenues generated therefrom. Jameson anticipates that this transaction will close in April 1999. The amount and nature of the consideration was negotiated by Thomas W. Kitchin and the other members of the Jameson Board of Directors with the advice and assistance of an independent investment banking firm engaged by the Jameson Board of Directors. Such firm also rendered its opinion to the Jameson Board of Directors that, based on its review of the proposed transaction and the assumptions stated in the opinion, the proposed consideration is fair, from a financial point of view, to the stockholders of Jameson. Jameson anticipates that Jameson Hospitality will distribute the shares of Jameson Series A Preferred Stock which it receives in the transaction to Mr. & Mrs. Kitchin.

The Jameson Lease

   Jameson has entered into the Jameson Lease with Jameson Hospitality covering all of the completed and operating Jameson Inns. Furthermore, new Jameson Inns, and Signature Inns if the merger is completed, developed by Jameson during the term of the Jameson Lease will become subject to the Jameson Lease upon completion of construction or, as the case may be, of the merger. The following is a summary description of the material terms and conditions of the Jameson Lease.

   Term; Rent. The Jameson Lease term expires on December 31, 2007, subject to earlier termination upon the occurrence of certain events. During the term of the Jameson Lease, Jameson Hospitality is obligated to pay to Jameson base rent calculated on the number of rooms in operation on the first day of the month and, where required under the formula described below, percentage rent based on room revenues. In general, percentage rent is calculated by multiplying average daily per room rental revenues for all of the Jameson Inns under each master lease comprising the Jameson Lease by certain percentages. Under the Jameson Lease, base rent is payable monthly and equals $264.00 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and equals the following:

     39% of the first $22.18 of average daily per room rental revenues; plus

     65% of all additional average daily per room rental revenues; less

     100% of base rent paid for the same period.

   Percentage rent is based on the total number of rooms available to rent during the period, rather than the number of rooms available to rent at the beginning of each month. The total base rent plus percentage rent payable by Jameson Hospitality is limited to 47% of room revenues. For purposes of calculating base rent and percentage rent, each master lease under which Jameson or one of its subsidiaries is lessor is treated as a separate Jameson Lease; that is, only the number of rooms and amount of room revenue attributable to Jameson Inns under a particular master lease are considered when determining the amount of base rent and percentage rent Jameson Hospitality is obligated to pay under such Jameson Lease.

   Effective January 1, 2000, the $22.18 amount referred to above will be increased for 2000 based on the percentage increase in the Consumer Price Index for all Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 1999. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes the Consumer Price Index experienced over the most recently completed calendar year.

   Average daily per room rental revenues are determined by dividing room revenues realized by Jameson Hospitality over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Jameson Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues and exclude all credits, rebates and refunds, sales taxes and other excise taxes. On or before March 1 of each year, Jameson Hospitality is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of Jameson's financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, earned by Jameson for the years ended December 31, 1996, 1997 and 1998 was $9.4 million, $13.0 million and $18.2 million, respectively.

   Operating Expenses. In addition to paying base rent and, if applicable, percentage rent, the Jameson Lease requires Jameson Hospitality to pay workers' compensation insurance premiums, and all costs and expenses incurred in the operation of the Jameson Inns. Jameson is responsible for other types of insurance, real and personal property taxes, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

   Approval of Jameson Lease. Jameson's independent directors are members of the Jameson Board of Directors who are not also officers or employees of Jameson and who are not affiliated with Jameson Hospitality. The Jameson independent directors determined that the Jameson Lease, as amended, is fair to Jameson. The independent directors also consented to the purchase of Jameson Hospitality by Thomas W. Kitchin and the transfer of the Jameson Lease to Jameson Hospitality as required by the terms of the Jameson Lease.

   Trademark. Jameson Hospitality is the owner of the registered trademark, The Jameson Inn(R). The Jameson Lease requires Jameson Hospitality to operate the Jameson Inns using the trademark and not to use the trademark (or license its use to any other parties) for the operation of lodging facilities other than the Jameson Inns if Jameson objects to such unrelated use. Jameson has an option to purchase the trademark from Jameson Hospitality at the end of the Jameson Lease or upon the earlier termination of the Jameson Lease with respect to all Jameson hotel properties for $25,000.

   Maintenance and Modifications. Under the Jameson Lease, Jameson is required to maintain the underground utilities and the structural elements of the improvements and the roof of each Jameson Inn. Jameson Hospitality is required, at its expense, to maintain the Jameson Inns in good order and repair and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep the Jameson Inns in good order and repair.

   Jameson Hospitality, at its expense, may make non-capital and capital additions, modifications or improvements to the Jameson Inns which do not significantly alter the character or purposes, or significantly detract from the value or operating efficiencies, of the Jameson Inns. Modifications or improvements estimated to cost in excess of $100,000 must be done under the supervision of a qualified architect, engineer or contractor satisfactory to Jameson and in accordance with plans and specifications approved by Jameson. All alterations, replacements and improvements are subject to all the terms and provisions of the Jameson Lease and become the property of Jameson upon termination of the Jameson Lease. Through February 28, 1999, Jameson Hospitality had not undertaken any significant capital or non-capital alterations, replacements or improvements to the Jameson Inns.

   Hotels in general, including the Jameson Inns, have an ongoing need for renovation and refurbishment. Jameson seeks to control such costs through the construction of new Jameson Inns rather than the purchase and renovation of existing hotel properties. A significant number of Jameson Inns have been constructed within the past two years and generally do not require any renovation or refurbishment. Jameson Inns older than two years require periodic replacement of furniture, fixtures and equipment and the Jameson Lease requires that Jameson pay the costs of such refurbishment. Jameson has adopted a policy of maintaining sufficient cash or available borrowings (collectively the "Reserve") to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Jameson Inns up to an amount equal to 4% of Jameson Hospitality's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date.

   Insurance and Property Taxes. The Jameson Lease provides that Jameson is responsible for paying or reimbursing Jameson Hospitality for real and personal property taxes as well as for all insurance coverage on the Jameson Inns except workers' compensation coverage which is an obligation of Jameson Hospitality.

   Indemnification. The Jameson Lease requires Jameson Hospitality to indemnify Jameson and its affiliates from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against Jameson or its affiliates, on account of, among other things, (a) any accident or injury to person or property on or about the Jameson Inns, (b) any misuse by Jameson Hospitality, or any of its agents, of the leased property, (c) taxes and assessments in respect of the Jameson Inns (other than real and personal property taxes and income taxes of Jameson on income attributable to the Jameson Inns), or (d) any breach of the Jameson Lease by Jameson Hospitality. The Jameson Lease does not, however, require Jameson Hospitality to indemnify Jameson against Jameson's gross negligence or willful misconduct. Jameson is required to indemnify Jameson Hospitality against any environmental liabilities other than those caused by the acts or negligent failures of Jameson Hospitality (for which Jameson Hospitality will indemnify Jameson).

   Assignment and Subleasing. Under the terms of the Jameson Lease, Jameson Hospitality is not permitted to sublet all or any part of any of the Jameson Inns or assign its interest under the Jameson Lease, other than to an affiliate of Jameson Hospitality controlled by Mr. Kitchin, without the prior written consent of Jameson. No assignment or subletting will release Jameson Hospitality from any of its obligations under the Jameson Lease.

   Events of Default. Events of default under the Jameson Lease include, among others, the following:

    (a) Jameson Hospitality's continuing failure to pay rent for a period of 10 days after receipt by Jameson Hospitality of written notice of nonpayment from Jameson;

    (b) except under certain circumstances, continued failure by Jameson Hospitality to observe or perform any other term of the Jameson Lease for a period of 30 days after Jameson Hospitality receives notice of the failure from Jameson;

    (c) Jameson Hospitality's bankruptcy, insolvency or similar event; and

    (d) Jameson Hospitality's voluntary discontinuation of operations at an Inn for more than five days, without the consent of Jameson, except as a result of damage, destruction or condemnation.

   If an event of default occurs and continues beyond any curative period, Jameson has the option of terminating the Jameson Lease as to any individual Jameson Inn (which would not affect the Jameson Lease as to the remainder of the Jameson Inns) or as to all of the Jameson Inns by giving Jameson Hospitality 10 days written notice of the termination date.

   Termination of Jameson Lease on Disposition of the Jameson Hotel Properties. If Jameson enters into an agreement to sell or otherwise transfer a hotel property, Jameson may terminate the Jameson Lease as to that property. However, if the Jameson Lease is terminated as to hotels comprising at least 25% of the total rooms of all of Jameson's hotel properties within a period of 12 consecutive months, Jameson Hospitality must be compensated for the loss of its leasehold interest or offered substitute hotels. Most of the Jameson Inns have been mortgaged to secure indebtedness of Jameson. In the event of a foreclosure sale (or transfer in lieu of foreclosure) of any hotel property, the Jameson Lease will terminate with respect to such hotel property.

   Inventory. The Jameson Lease requires all inventory required in the operation of the Jameson Inns to be acquired and replenished by Jameson Hospitality. Inventory includes items such as cleaning supplies, linens, towels and paper goods.

Forward-Looking Statements

   This report, including documents incorporated by reference, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about Jameson's and Signature's expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, availability of debt financing and capital, payment of quarterly dividends and other matters. These and other statements which are not historical facts are hereby identified as "forward-looking statements" for purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are based on certain assumptions and analyses made by senior management of Jameson and Signature in light of their and the companies' experience and perception of historical trends, current conditions, expected further developments and other factors. Whether actual results and developments will conform to managements' and the companies' expectations and predictions is, however, subject to a number of risks and uncertainties. These include but are not limited to:

  .  Jameson's ability to:

    . integrate the Signature Inns into its ownership and administrative structure;

    . secure construction and permanent financing for future expansion on favorable terms and conditions;

    . assess accurately the market demand for new hotels and expansions of existing hotels;

    . identify and purchase or lease new sites which meet Jameson's various criteria, including reasonable land prices and ground lease terms;

    . contract for the construction of new hotels and expansions of existing hotel properties in a manner which produces hotels consistent with its present quality and standards at a reasonable cost and without significant delay;

    . provide ongoing renovation and refurbishment of its hotels sufficient to maintain consistent quality throughout the chain; and

    . manage its business in a cost-effective manner given the increase in the number of hotels and the geographic area in which the hotels operate.

  .  Jameson Hospitality's ability to manage the hotels profitably.

  . General economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets Jameson Inns and Signature Inns are located.

  . The business opportunities (or lack of opportunities) that may be presented to and pursued by Jameson.

  . Availability of qualified managers and employees necessary for Jameson's planned growth, particularly in light of current low rates of unemployment.

  .  Changes in laws or regulations.

  . Jameson's continued qualification as a REIT and continuation of favorable income tax treatment for REITs under federal tax laws.

   The words "estimate," "project," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Neither Jameson nor Signature undertakes any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Growth Plans for 1999

   Jameson's objective is to enhance stockholder value by increasing funds from operations and cash available for distribution by developing additional Jameson Inns, expanding existing hotel properties and participating, through the Jameson Lease, in increased room revenues generated through operation of its hotel properties by Jameson Hospitality. For definitions and calculation of funds from operations and cash available for distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Development of New Hotels. Jameson believes that attractive opportunities exist for the development of new Jameson Inns in certain markets in the southeastern United States. Accordingly, Jameson intends to continue developing new Jameson Inns in targeted communities. With operating Jameson Inns in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee, Jameson plans to continue developing Jameson Inns in those states as well as in Florida, Kentucky, Louisiana and Virginia. At December 31, 1998, Jameson had a total of 33 Jameson Inns under development, including 20 Jameson Inns under construction, and contracts to acquire 13 parcels of land on which additional Jameson Inns are expected to be constructed during 1999. In addition, Jameson currently has and will consider long-term ground leases for future Jameson Inn locations. As of December 31, 1998, four of the operating Jameson Inns are built on leased land, with terms up to 30 years. Twenty new Jameson Inns were under construction at December 31, 1998; one had opened prior to February 28, 1999, and the remainder are expected to open in 1999.

   Jameson believes that it has benefited significantly from its strategy of developing new Jameson Inns rather than acquiring existing properties and rehabilitating, refurbishing or re-flagging them because of the experience and track record of Jameson and Jameson Hospitality in the development, construction and operation of Jameson Inns. If the merger is completed, Jameson will consider developing new Signature Inns according to its assessment of market demand, cost and other relevant factors. In any such cases, Jameson expects that Jameson Hospitality will act as general contractor. See --Jameson Hospitality as Contractor below in this section.

   In evaluating potential development sites, Jameson targets communities with strong industrial bases sufficient to attract business travelers. These communities typically have significant manufacturing facilities, state and federal government installations, or colleges and universities. Jameson strives to locate its hotels in proximity to family-style restaurants and targets markets which offer local community events (e.g. annual festivals, fishing tournaments, collegiate football games and other athletic events, graduation ceremonies, etc.) and/or tourist and recreational facilities (e.g. lakes, golf courses, hunting areas, etc.) attracting groups and individual discretionary and leisure travelers.

   Expansion of Existing Hotel Properties. Jameson intends to continue to expand existing Jameson Inns whenever market conditions warrant. To date, 22 Jameson Inns have undergone expansion and, at December 31, 1998, eight additional Jameson Inns were undergoing 20-room expansions. As of February 28, 1999, seven of these expansions were completed. Since Jameson Inns built prior to 1999 were initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new hotels. Accordingly, Jameson has been able to earn attractive returns on its investment by expanding Jameson Inns in markets with strong room demand. Also, as compared to the development of new Jameson Inns, expansion of existing Jameson Inns is a relatively lower risk growth strategy since Jameson has an opportunity to assess local room demand and market trends based on its direct experience in developing and owning the existing hotel. If the merger is completed, Jameson expects to employ substantially the same strategy regarding expansion of its currently operating Jameson Inns. The sites for new, interior-corridor Jameson Inns and all of the current Signature Inns are fully developed and these properties cannot be expanded. In those markets, expansions will occur through the acquisition of additional sites and the construction of new hotels.

   Jameson Hospitality as Contractor. We anticipate that Jameson Hospitality will act as general contractor for new Jameson Inns built by Jameson and expansions of existing Jameson Inns and, if the merger is completed, Signature Inns. Each construction contract for a new Jameson hotel or a group of hotels provides for a turnkey price for all work performed under the contract subject to reduction, however, if Jameson Hospitality's profits (as defined in the construction contract) exceed 10%. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Jameson hotels and related fitness centers, including interest charges incurred by Jameson on the associated construction debt during construction and working with Jameson Hospitality to staff the hotel prior to opening. Each such construction contract is reviewed by an independent architectural firm and subject to approval by a majority of Jameson's independent directors. The average price charged by Jameson Hospitality for the 19 new Jameson Inns opened during 1998 and the expansions opened in 1998 was approximately $37,000 per room.

   Internal Growth. Through percentage rent, Jameson participates in any increases in room revenues generated through increases in occupancy rates and average daily room rates ("ADR") of the Jameson Inns by Jameson Hospitality. Total rent payable under the Jameson Lease, including base rent and percentage rent, is limited, however, for each calendar year to 47% of Jameson Hospitality's room revenues. See --The Jameson Lease, above. Jameson Hospitality practices aggressive market-sensitive pricing, increasing room rates at particular Jameson Inns as market conditions in the specific communities warrant. The Jameson Inns' site managers receive a significant portion of their compensation based on achieving specified monthly room revenues and annual expense controls. Jameson Hospitality promotes an aggressive marketing program which focuses on local efforts directed to the business community in each Jameson Inn's market.

Marketing

   The marketing of the Jameson Inns is the responsibility of Jameson Hospitality and focuses on local efforts directed to the business community in the city or town where the particular Jameson Inn is located. In 1998 Jameson Hospitality hired six direct sales managers, each of whom conducts and supervises direct sales for designated Jameson Inns. In addition, one of the key responsibilities of a Jameson Inn's manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Jameson Inn in their community and solicit their recommendation of the Jameson Inn to business travelers visiting communities where Jameson Inns are located, including both individual discretionary travelers as well as groups attending family or community events. Jameson Hospitality employs billboards and other similar types of advertising and has an "800" number to facilitate reservations.

   In addition to billboard advertising which Jameson Hospitality has traditionally utilized and will continue to utilize, Jameson Hospitality places advertisements for the Jameson Inns in regional and special event publications and in newspapers.

Competition

   The hotel industry is highly competitive. Each of the Jameson Inns is located in an area that includes competing hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, ADR and revenue per available room ("REVPAR") of the Jameson Inns. Many of the Jameson Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of the Jameson Inn in that community.

   Jameson competes on the basis of price, quality and value. Jameson's competition is made up primarily of limited service hotels in the southeastern United States operating under national franchises which have greater financial resources than Jameson, substantial advertising budgets, national reservation systems, marketing programs and greater name recognition.

Regulations

   Environmental Matters. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate such property, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. While Jameson has not incurred any such costs in connection with its ownership of the Jameson Inns, Jameson may be potentially liable for such costs. Jameson generally develops Inns in areas where the historical use of the land is well known and often agricultural. Management is not aware of any potential material liability or claims for which Jameson may be responsible. However, no assurances can be given that (i) there are no material claims or liabilities related to real property ownership by Jameson; (ii) future laws, ordinances or regulations will not impose any material environmental liability on Jameson; or (iii) the current environmental condition of the Jameson Inns will not be affected by the operation of the Inns, by the condition of properties in the vicinity of the Jameson Inns (such as the presence of underground storage tanks) or by third parties. Under the terms of the Jameson Lease, Jameson indemnifies Jameson Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Jameson Hospitality. In addition, the Lease provides that Jameson Hospitality will indemnify the Company against environmental liabilities caused by Jameson Hospitality's acts or negligent failures, although Jameson Hospitality's financial condition may limit the value of such indemnity and, in any event, such indemnity will not apply to or protect Jameson against past unknown violations and related liabilities. See --The Jameson Lease.

   Jameson believes that the Jameson Inns are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and does not anticipate that it will be required in the foreseeable future to expend any material amounts in order to comply with such ordinances and regulations. The Company has not been notified by any governmental authority, nor is it otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

   Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The Company believes that all existing Inns are substantially in compliance with these requirements and intends to construct future Inns in accordance with such requirements as well. In 1993, the Company engaged a disabilities consultant to make recommendations to the Company regarding the Inns' compliance with the ADA. The consultant submitted a report recommending a number of improvements for access to and use by disabled persons with respect to certain of the Inns then in operation, which improvements were made. The Company has also incorporated such consultant's recommendation into the construction of new Inns.

Employees

   At December 31, 1998, Jameson employed 17 persons. Employees of Jameson are also employees of Kitchin Investments, Inc., a company wholly owned by Thomas
W. Kitchin and his spouse, and Jameson Hospitality. Under a cost reimbursement agreement, Jameson reimburses Kitchin Investments for the time that their shared employees spend on Jameson's business. For the year ended December 31, 1998, Jameson's reimbursement to Kitchin Investments totaled approximately $200,000. None of Jameson's or Jameson Hospitality's employees is represented by a union or labor organization, nor have Jameson's or Jameson

Hospitality's operations ever been interrupted by a work stoppage. Jameson considers relations with its employees to be excellent.

   Jameson Hospitality. Jameson Hospitality leases and operates all completed Jameson Inns owned by Jameson under the terms of the Jameson Lease. See --The Jameson Lease. We also expect that Jameson Hospitality will lease and operate all Signature Inns if the merger is completed. The names and certain other information concerning the executive officers of Jameson Hospitality are set forth below. At December 31, 1998, Jameson Hospitality had a total of 1,685 employees, including an administrative staff of 90 employees, 102 Inn managers and assistant managers and 1,493 other full- and part-time employees engaged in day-to-day management and marketing of the Jameson Inns. Jameson Hospitality and its predecessor companies have a history of operating losses and a limited net worth. The audited financial statements of Jameson Hospitality appear elsewhere in this Annual Report on Form 10-K and should be referred to for additional financial information concerning Jameson Hospitality. Although it has not done so to date, Jameson Hospitality may engage in activities other than as lessee of the Jameson Inns, subject to restrictions under the Jameson Lease.

   Jameson Operating Company, a predecessor of Jameson Hospitality, was formed in 1993 to operate the Jameson Inns and entered into the Jameson Lease with Jameson for that purpose. Effective September 12, 1997 and until December 28, 1997, Jameson Operating Company was wholly owned by Thomas W. Kitchin, chairman and chief executive officer of Jameson. On December 28, 1997, Jameson Operating Company II, LLC acquired all of the assets, liabilities and operations of Jameson Operating Company and succeeded Jameson Operating Company as lessee and operator of the Jameson Inns under the Jameson Lease. Jameson Operating Company II, LLC was also wholly owned by Thomas W. Kitchin and his spouse. Effective March 31, 1998, Jameson Operating Company, II merged into Jameson Development Company, LLC which, on May 7, 1998, changed its name to Jameson Hospitality, LLC.

   The executive officers and key employees of Jameson Hospitality are the following:

   Name                        Position
   ----                        --------
   Thomas W. Kitchin.......... President and Chief Executive Officer
   William D. Walker.......... Vice President--Development
   Craig R. Kitchin........... Vice President--Finance, Treasurer,
                               Chief Financial Officer
   Steven A. Curlee........... Vice President--Legal, General Counsel, Secretary
   Gregory Winey.............. Director of Operations

   Set forth below is certain information concerning Jameson Hospitality's executive officers, directors and key employees.

   Thomas W. Kitchin is the founder and owner with his spouse of Jameson Hospitality. He is also the founder and has been an officer and director of Jameson since its incorporation in 1988. Prior to founding Jameson and the predecessors of Jameson Hospitality, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Association of Publicly Traded Companies, an association that represents public companies that trade on The Nasdaq Stock Market, New York Stock Exchange and American Stock Exchange; a director of the Georgia Hospitality and Travel Association; director of the American Hotel & Motel Association; director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of a private school; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, president, chief financial officer and treasurer of Jameson.

   William D. Walker is vice president--development of Jameson as well as of Jameson Hospitality. He has been an officer of Jameson since its inception in 1988 and served as a director from 1988 through October 29, 1993. He has been an officer of Jameson Hospitality and its predecessors since their inception. Prior to joining

Jameson, he worked in various financial management positions for twelve years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

   Craig R. Kitchin has been an officer of Jameson Hospitality and its predecessors since their inception. Also an officer of Jameson, he became chief financial officer of Jameson in February 1994, vice president--finance in November 1997, and president in November 1998. He joined Jameson as its controller and treasurer on June 15, 1992, upon receiving his M.B.A. degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990, where his primary responsibilities included budgeting and forecasting overhead expenses. Mr. Kitchin graduated from Santa Clara University with a B.S. degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the chairman and chief executive officer of Jameson.

   Steven A. Curlee has been an officer of Jameson Hospitality and its predecessors since their inception. Also an officer of Jameson, he became general counsel and secretary of Jameson on January 1, 1993 and vice president--legal in November 1997. From April 1985 to July 1992, he was general counsel of an oil and gas company listed on the American Stock Exchange. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. He continues to serve in the Navy Reserves, having attained the rank of Commander. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Master of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.


   Gregory Winey is director of operations of Jameson Hospitality. He joined Jameson Hospitality in April 1998 as a regional manager supervising the operations of 17 Jameson Inns. In October 1998 he became the director of operations supervising the operations of all Jameson Inns. Before joining Jameson Hospitality, he was with Promus Hotel Corporation from May 1991 to December 1997 serving in several capacities in hotel operations, most recently as a senior area manager overseeing the daily operations of 17 hotel properties, including Hampton Inns, Hampton Inn & Suites and Home Suites Hotels. Prior to that he was a food and beverage manager for a 300-room Days Hotel in Charlotte, North Carolina for one year, and prior to that he was employed for six years by Traveler's Management Corporation as an innkeeper and rooms division manager of a 432-room convention hotel.

Policies and Objectives with Respect to Certain Activities

   The following is a discussion of Jameson's investment objectives and policies, financing policies and policies with respect to certain other activities. These policies may be amended or revised from time to time at the sole discretion of the Board of Directors of Jameson. No assurance can be given that Jameson's investment objectives will be attained or that the value of Jameson will not decrease.

   Investment Objectives and Policies. Jameson's investment objective is to provide quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of Jameson. Jameson will seek to accomplish these objectives through the ownership and leasing of the Jameson Inns and, if the merger is completed, Signature Inns, to Jameson Hospitality, selective development of additional Jameson hotels in the United States, Jameson Hospitality's increases in the hotels' room revenues and, where deemed appropriate, renovations and expansions of these properties. A key criterion for new investments will be that they offer the opportunity for growth in funds from operations and cash available for distribution. For definitions and calculation of funds from operations and cash available from operations, see
Item 7. --Jameson Management's Discussion and Analysis of Financial Condition and Results of Operations. Jameson anticipates that all of its activities will be conducted directly, although Jameson Inns located in certain states are owned by subsidiaries of Jameson and Jameson may participate with other entities in property ownership, through joint ventures, partnerships or other types of co-ownership. Jameson currently intends to invest only in Jameson Inns and Signature Inns (if the merger is completed), although Jameson may also hold temporary cash investments from time to time pending investment or distribution to stockholders.

   Jameson may purchase or lease properties for long-term investment, expand and improve properties, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of Jameson.

   While Jameson emphasizes equity real estate investments, it may, in its discretion, invest in mortgages, stock of other REITs and other real estate interests. Such mortgage investments may include participating or convertible mortgages. However, Jameson has not invested previously in mortgages and stock of other REITs, and does not presently intend to do so.

   Dispositions. Jameson has no current intention to dispose of any of the Jameson Inns, except the Jameson Inn at Milledgeville, Georgia, although it reserves the right to do so if, based upon management's periodic review of Jameson's portfolio, the Board of Directors of Jameson determines that such action would be in the best interests of Jameson.

   Financing. In January 1997, Jameson filed a shelf registration statement on Form S-3 (the "1997 Registration Statement") with the Securities and Exchange Commission (the "SEC") that provides for the issuance of an aggregate of up to $100 million in Jameson common stock, preferred stock and common stock warrants to be offered and sold from time to time. On March 10, 1997, Jameson completed the sale of 2,300,000 newly issued shares of Jameson common stock. Net proceeds of approximately $26 million were used to repay certain existing mortgage indebtedness at that date. In February 1998, Jameson stockholders approved an amendment to the Jameson articles of incorporation to increase the number of authorized shares of Jameson common stock from 20 million to 40 million shares and the authorized shares of preferred stock from 100,000 to 10 million shares. Later in 1998 Jameson sold, under the 1997 Registration Statement,
1,200,000 shares of Jameson preferred stock at an offering price of $25 per share. Jameson used the approximately $28.5 million in net proceeds from the offering to repay indebtedness and for general corporate purposes. Jameson intends to use additional net proceeds, if any, from any sale of securities under the 1997 Registration Statement for the repayment of existing indebtedness, working capital and general corporate purposes.

   In the event that the Jameson Board of Directors determines to raise additional equity capital, the Jameson Board of Directors has the authority, without stockholder approval, to issue additional shares of Jameson common stock or other capital stock of Jameson in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing stockholders would have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in Jameson.

   It is anticipated that any additional borrowings will be made directly by Jameson. Indebtedness incurred by Jameson may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be recourse to all or any part of the property of Jameson or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by Jameson may be used for the payment of distributions, working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new hotels.

   At December 31, 1998, Jameson had outstanding an aggregate of approximately $53.7 million of mortgage debt, including approximately $2.4 million in construction debt. The construction debt provides for total borrowings of $16.6 million and is secured by mortgages on 10 Jameson Inns. Jameson has adopted a policy of limiting its outstanding indebtedness to 65% of aggregate appraised value of the Jameson Inns. The management of Jameson estimates that the outstanding indebtedness at December 31, 1998, represented approximately 35% of the aggregate appraised value of the Jameson Inns. Jameson's organizational documents do not limit the amount or percentage of indebtedness that Jameson may incur. Accordingly, the Jameson Board of Directors could change the current policies of Jameson and Jameson could become more highly leveraged, resulting in an increased risk of default on the obligations of Jameson and in an increase in debt service requirements. Such an increase could adversely affect the financial condition and results of operations of Jameson, Jameson's ability to make dividend distributions to its stockholders and could, as a result, jeopardize Jameson's status as a REIT.

   Working Capital Reserves. Jameson's policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that the Jameson Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of Jameson's business and investments.

   Policy Regarding Capital Expenditures. On July 1, 1995, Jameson adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Jameson Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was Jameson Hospitality's. For the period July 1, 1995, through December 31, 1998, 4% of room revenues equaled $3.69 million and Jameson expended $4.68 million on such items in that same period. Jameson is reviewing this matter and may consider changing its policy to increase this percentage.

   Other Policies. Jameson intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. Jameson does not intend to (a) invest in the securities of other issuers for the purpose of exercising control over such issuer, (b) underwrite securities of other issuers or (c) actively trade in loans or other investments.

   Jameson may make investments other than as previously described, although it does not currently intend to do so. Jameson has authority to repurchase or otherwise reacquire Jameson common stock or any of its other securities and may engage in such activities in the future. During the past four years Jameson has not issued Jameson common stock or any other securities in exchange for property, nor has it reacquired any of its common stock or any other securities; however, Jameson has authority to engage in such activities and may do so in the future. Prior to January 1, 1994, Jameson made loans to Jameson officers in connection with Jameson's formation of partnerships to finance development of new Jameson Inns. All such loans were repaid in full at the time such partnerships were liquidated. Jameson may in the future make additional loans to such persons and entities, including, without limitation, its officers, and to joint ventures in which it participates. During the last four years, except in connection with formation of partnerships which, prior to their liquidation in early 1994 in conjunction with Jameson's initial public offering, were formed by Jameson to finance the development of Jameson Inns, Jameson has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and Jameson does not intend to do so in the future. Jameson's policies with respect to such activities may be reviewed and modified from time to time by the Board of Directors of Jameson without the vote of the stockholders.

   At all times, Jameson intends to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT unless, because of circumstances or changes in the Internal Revenue Code (or in the Treasury Regulations), the Board of Directors of Jameson, with the consent of a majority of Jameson's stockholders, determines to revoke Jameson's REIT election.

   Jameson may, under certain circumstances, purchase shares of Jameson common stock in the open market or otherwise. Jameson has not repurchased any shares and the Board of Directors of Jameson has no present intention of causing Jameson to repurchase any of the shares of Jameson common stock.

   Conflicts of Interest. Because of Thomas W. Kitchin's ownership in and positions with Jameson, Jameson Hospitality and Kitchin Investments, Inc., there are inherent conflicts of interest in the construction of new Jameson Inns and expansion of existing Jameson Inns by Jameson Hospitality and in Jameson's dealings with Jameson Hospitality, under the Jameson Lease and with Kitchin Investments, Inc. under the Cost Reimbursement Agreement. See The Jameson Lease, Growth Plans for 1999, Jameson Hospitality as Contractor and Employees. In an effort to reduce the conflicts of interest, any material transaction or arrangement involving Jameson and Jameson Hospitality, or an affiliate of either (including Kitchin Investments, Inc.), is subject to approval by a majority of the independent directors of Jameson. Further,

Jameson Hospitality has agreed that neither it nor any of its affiliates will
(a) operate or manage a hotel property in which Jameson has not invested that is within a 20-mile radius of a Jameson Inn, or (b) own or have any interest in any hotel property in which Jameson or an affiliate does not have an interest. In addition, Mr. Kitchin is prohibited under the terms of his employment agreement with Jameson from owning, managing or operating, directly or indirectly, any hotel property other than the Jameson Inns during the term of his employment by Jameson or, for two years following such employment, any hotel property within a 20-mile radius of a Jameson Inn.

   In addition, the Board of Directors has a policy that any contract or transaction between Jameson and one or more directors or officers of Jameson, or between Jameson and any other entity in which one or more of its directors or officers are directors or officers, or have a financial interest, must be approved by a majority of either the independent directors of Jameson or disinterested shareholders after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them. The Board of Directors may change this policy without the consent of the shareholders upon the affirmative vote of a majority of the independent directors of Jameson.

Federal Income Taxation Of REITS And REIT Stockholders

   Jameson made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year beginning January 1, 1994. Jameson made such election at the time of the filing of its federal income tax return for 1994. Jameson believes that commencing with such taxable year, it was organized and has operated in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. Jameson intends to continue to operate in such a manner, but no assurance can be given that it has qualified or will operate in a manner so as to remain qualified as a REIT.

   The sections of the Internal Revenue Code relating to qualification and operation as a REIT are highly technical and complex. The following discussion describes generally the most significant provisions of the Internal Revenue Code sections relating to the federal income tax treatment of a REIT and its stockholders. This discussion is qualified in its entirety by applicable Internal Revenue Code provisions, Treasury Regulations and administrative and judicial interpretations thereof.

   Commencing with Jameson's taxable year beginning January 1, 1994, Jameson was organized and believes it has operated in conformity with the requirements for qualification as a REIT, its proposed method of operations will enable it to continue to meet the requirements for qualification and taxation as a REIT under current Internal Revenue Code provisions, and the merger of Signature with and into Jameson, if completed, will not cause Jameson to cease to qualify as a REIT. Jameson's qualification and taxation as a REIT depends upon its ability to meet, through actual annual operating results, distribution levels, stock ownership requirements and various qualification requirements imposed under the Internal Revenue Code and discussed below. No assurance can be given that the actual results of Jameson's operations for any particular taxable year will satisfy such requirements. For a discussion of the tax consequences of the failure to qualify as a REIT, see --Failure to Qualify below.

   Taxation of Jameson. A REIT, such as Jameson, generally is not subject to federal corporate income tax on its net income that is currently distributed to its stockholders because the REIT provisions of the Internal Revenue Code generally allow a REIT to deduct dividends paid to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. However, Jameson will be subject to federal income or excise tax as follows. First, Jameson will be taxed at regular corporate rates on its REIT taxable income, which is defined generally as taxable income (subject to certain adjustments), including net capital gains, less dividends to stockholders. Second, Jameson will generally be subject to the "alternative minimum tax" if REIT taxable income plus any tax adjustments and preferences is greater than dividends paid to stockholders. Third, if Jameson has (a) net income from the sale or other disposition of "foreclosure property" (generally, property acquired by reason of a default on a loan or an indebtedness held by a REIT) which is held primarily for sale to customers in the ordinary course of a trade of business or (b) other nonqualifying net income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if Jameson has net income from "prohibited transactions" (generally certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if Jameson should fail to satisfy the 75% or 95% gross income tests discussed below and has nonetheless maintained its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which Jameson fails the 75% or 95% gross income tests, multiplied by a fraction intended to reflect Jameson's profitability. Sixth, generally, if Jameson should fail to distribute to its stockholders during each calendar year an amount equal to its required distribution, it will be subject to a 4% nondeductible excise tax on the excess of such required distribution amount over the amount actually distributed for the year. The amount of required distribution is equal to the sum of (a) 85% of its ordinary income for such year, (b) 95% of its REIT capital gain net income for such year and (c) the amount, if any, of the required distribution for the previous year over the amount actually distributed for that year.

   In addition, if during the 10-year period beginning on the first day of the first taxable year for which Jameson qualified as a REIT (the "Recognition Period"), Jameson recognizes gain on the disposition of any asset held by Jameson as of the beginning of such Recognition Period, then, to the extent of the excess of (a) the fair market value of such asset as of the beginning of such Recognition Period over (b) Jameson's adjusted basis in such asset as of the beginning of the Recognition Period (the "Built-In Gain"), such Built-In Gain, which may be reduced by certain net operating loss carryforwards of Jameson, will be subject to tax at the highest regular corporate rate. The Recognition Period began January 1, 1994, and will expire December 31, 2003. Further, if Jameson acquires any asset from a C corporation in a transaction in which Jameson's basis in the asset is determined by reference to the C corporation's basis in the asset or any other property (such as the proposed merger of Signature into Jameson), and Jameson recognizes gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by Jameson, then, to the extent of the Built-In Gain, such gain will be subject to tax at the highest regular corporate rate. The amount of Jameson's Built-In-Gain based on the appraisals obtained in connection with the initial public offering of Jameson's stock ("IPO") is approximately $8.1 million and will discourage a disposition by Jameson of any Inn held at the time of the IPO until after 2003.

   Requirements for Qualification. The Internal Revenue Code defines a REIT as a corporation, trust or association (a) which is managed by one or more trustees or directors; (b) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (c) which would be taxable as a domestic corporation, but for Sections 856 through 860 of the Internal Revenue Code; (d) which is neither a financial institution nor an insurance company; (e) the beneficial ownership of which is held by 100 or more persons; (f) at any time during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities); (g) which makes an election to be a REIT and satisfies all relevant filing and other administrative requirements established by the IRS to elect and maintain REIT status; (h) which uses a calendar year for federal income tax purposes and complies with the record keeping requirements of the Internal Revenue Code and Treasury Regulations promulgated thereunder; and (i) which meets certain other tests, described below, regarding the nature of its income and assets. The Internal Revenue Code provides that conditions (a) to (d), inclusive, must be met during the entire taxable year and that condition (e) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Jameson has represented that it has met since the closing of the IPO, and currently does meet, all of such definitional requirements.

   In the case of a REIT that is a partner in a partnership, the Treasury Regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership will retain the same character in the hands of the REIT for purposes of Section 856 of the Internal Revenue Code, including satisfying the gross income tests and the asset tests. Thus, Jameson's proportionate share of the assets, liabilities and items of income of several limited liability companies in which Jameson owns an interest (such limited liability companies are treated as partnerships for federal income tax purposes) will be treated as assets, liabilities and items of income of Jameson for purposes of applying the requirements described herein.

   Income Tests. In order for Jameson to maintain its qualification as a REIT, it must satisfy two gross income tests annually. First, at least 75% of Jameson's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and certain mortgage interest) or "qualified temporary investment income" (generally, income attributable to the temporary investment of new capital received by Jameson). Second, at least 95% of Jameson's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from the foregoing sources or from dividends, interest and gain from the sale or disposition of stock or securities.

   Rents received by Jameson under the Jameson Lease will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the Lease should not disqualify rental income received from Jameson Hospitality. Second, the Internal Revenue Code provides that rents received from a tenant, directly or indirectly, will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively owns 10% or more of the voting power or total number of outstanding shares of a corporate tenant, or 10% or more of the assets or net profits of a noncorporate tenant (a "Related Party Tenant"). Jameson has represented and covenanted that it has satisfied this requirement since its election to be taxed as a REIT and will use its best efforts to continue to satisfy this requirement. Furthermore, Jameson Hospitality is not and should not become a Related Party Tenant of Jameson by reason of Jameson's adherence to certain restrictions in its bylaws which void transactions in Jameson's stock which would result in violations of this requirement. Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Applicable Internal Revenue Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a REIT's adjusted bases of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT's aggregate adjusted bases of all real and personal property at the beginning and at the end of such taxable year. Jameson has represented that the resulting rental income attributable to personal property since January 1, 1994, has been, and will continue to be less than 15% (including rental income attributable to the personal property it will receive from Signature); however, should the resulting rental income attributable to personal property exceed 15% of all rental income, a portion of the personal property may be sold by Jameson to Jameson Hospitality, with the lease payments adjusted accordingly.

   Finally, for rents received to qualify as "rents from real property," a REIT generally must not operate or manage the leased property or furnish or render services to the tenants of such property, other than through an independent contractor from whom the REIT derives no revenue. Jameson has represented that it has not, does not and will not knowingly (a) charge rent for any property that is based in whole or in part on the income or profits of any person (except by reason of being based on a percentage of receipts or sales, as described above); (b) rent any property to a Related Party Tenant; (c) lease personal property in connection with the rental of the Inns which would cause the rental income attributable to such personal property to exceed 15% of the amount of total rental income; or (d) perform services considered to be rendered for the occupants of the Inns other than through an independent contractor.

   Under the Jameson Lease, Jameson Hospitality has leased the land, buildings, improvements, furnishings, and equipment comprising the Inns from Jameson for a 10-year term and pays Jameson rent. If the merger with Signature is completed, Jameson Hospitality will lease the Signature hotel properties which will then be owned by Jameson under a master lease with terms and conditions (other than the calculation of the amount of rent) substantially the same as the Jameson Lease. (For purposes of the following discussion, that lease will also be referred to as the Jameson Lease and both Jameson Inns and Signature Inns will be referred to as Inns.) In order for such rent to constitute "rents from real property," the Jameson Lease must be viewed as a true lease for federal income tax purposes and not treated as a service contract, joint venture or some other type of arrangement. The determination of whether the Jameson Lease is a true lease depends on an analysis of all of the surrounding facts and circumstances.

   In addition, pursuant to Internal Revenue Code Section 7701(e), a service contract, partnership agreement, or some other type of arrangement may be treated instead as a lease of property if the contract, agreement or arrangement is properly treated as a lease of property, taking into account all relevant factors, including whether or not: (a) the service recipient is in physical possession of the property, (b) the service recipient controls the property, (c) the service recipient has a significant economic or possessory interest in the property (e.g., the property's use is likely to be dedicated to the service recipient for a substantial portion of the useful life of the property, the service recipient shares the risk that the property will decline in value, the service recipient shares in any appreciation in the value of the property, the service recipient shares in savings in the property's operating costs, or the service recipient bears the risk of damage to or loss of the property), (d) the service provider does not bear any risk of substantially diminished receipts or substantially increased expenditures if there is nonperformance under the lease, (e) the service provider does not use the property concurrently to provide significant services to entities unrelated to the service recipient and (f) the contract price does not substantially exceed the rental value of the property for the term of the lease.

   Under the Jameson Lease, (a) Jameson Hospitality has the right to exclusive possession, use and quiet enjoyment of the Inns during the term of the Jameson Lease, (b) Jameson Hospitality bears the cost of, and is responsible for daily maintenance and repair of the Inns, other than the cost of maintaining underground utilities and structural elements (including the roofs) of the improvements, (c) Jameson Hospitality dictates how the Inns are operated, maintained, and improved and bears all of the costs and expenses of operating the Inns (including the cost of any inventory used in their operation) during the term of the Jameson Lease (other than real and personal property taxes, casualty, liability and other types of insurance and equipment and the maintenance of structural elements, roofs and underground utilities), (d) Jameson Hospitality benefits from any savings in the costs of operating the Inns during the term of the Jameson Lease, (e) in the event of damage or destruction to an Inn, Jameson Hospitality is at economic risk because it will be obligated to restore the property to its prior condition and bear all costs of such restoration in excess of any insurance proceeds (except, under certain circumstances, during the last six months of the term of the Jameson Lease),
(f) Jameson Hospitality has indemnified Jameson against all liabilities imposed on Jameson during the term of the Jameson Lease by reason of injury to persons or damage to property occurring at the Inns or due to Jameson Hospitality's use, management, maintenance or repair of the Inns, and (g) Jameson Hospitality is obligated to pay substantial fixed rent for the term of the Jameson Lease. In addition, Jameson has represented that the total amount of rent provided under the Jameson Lease does not substantially exceed the fair rental value of the Inns.

   Pursuant to IRS Revenue Ruling 55-540, if one or more of the following conditions are present, the Jameson Lease will instead be considered as a conditional contract for purchase and sale of the Inns: (a) portions of the periodic payments are made specifically applicable to an equity interest in the property to be acquired by the lessee, (b) the lessee will acquire title upon the payment of a stated amount of "rentals" under the contract which it is required to make, (c) the total amount which the lessee is required to pay for a relatively short period of use constitutes an inordinately large proportion of the total sum required to be paid to secure the transfer of the title, (d) the agreed "rental" payments materially exceed the current fair rental value,
(e) the property may be acquired under a purchase option at a price which is nominal in relation to the value of the property at the time when the option may be exercised, as determined at the time of entering into the original agreement, or which is a relatively small amount when compared with the total payments which are required to be made and
(f) some portion of the periodic payments is specifically designated as interest or is otherwise readily recognizable as the equivalent of interest.

   Under the Jameson Lease, (a) no portion of the rent has been or will be applied to any equity interest in the Inns to be acquired by Jameson Hospitality, (b) Jameson Hospitality has not acquired and will not be acquiring title to the Inns upon the payment of a stated amount of rent, (c) the rent does not and will not materially exceed the current fair rental value of the Inns (according to Jameson's representation), (d) the Inns may not be acquired by Jameson Hospitality under a purchase option and (e) no portion of the rent under the Jameson Lease has been or will be specifically designated as interest or will be recognizable as the equivalent of interest. Based on the foregoing Jameson believes that the Jameson Lease will be treated as a true lease for federal income tax purposes. Such conclusion is based, in part, on the following facts: (a) Jameson and Jameson Hospitality intend for their relationship to be that of a lessor and lessee and such relationship is documented by the Jameson Lease; (b) Jameson Hospitality will have the right to exclusive possession and use and quiet enjoyment of the Inns during the term of the Jameson Lease; (c) Jameson Hospitality will bear the cost of, and be responsible for, day-to-day maintenance and repair of the Inns, other than the cost of maintaining underground utilities and structural repairs, and will dictate how the Inns are operated, maintained and improved; (d) Jameson Hospitality will bear all of the costs and expenses of operating the Inns (including the cost of any inventory used in their operation) during the term of the Jameson Lease (other than real property taxes, and the cost of replacement or refurbishment of furniture, fixtures and equipment, to the extent such costs do not exceed the allowance of such costs provided under the Jameson Lease); (e) Jameson Hospitality will benefit from any savings in the costs of operating the Inns during the term of the Jameson Lease; (f) Jameson Hospitality will indemnify Jameson against all liabilities imposed on Jameson during the term of the Jameson Lease by reason of (A) injury to persons or damage to property occurring at the Inns, or (B) Jameson Hospitality's use, management, maintenance or repair of the Inns; (g) Jameson Hospitality is obligated to pay substantial fixed rent for the period of use of the Inns; and
(h) Jameson Hospitality stands to incur substantial losses (or reap substantial gains) depending on how successfully it operates the Inns.

   There are no controlling Treasury Regulations, published rulings, or judicial decisions involving leases with terms substantially the same as the Jameson Lease that discuss whether such a lease constitutes a true lease for federal income tax purposes. Therefore, the foregoing conclusions with respect to the relationship between Jameson and Jameson Hospitality are based upon all of the facts and circumstances and upon rulings and judicial decisions involving situations that are considered to be analogous. There can be no assurance that the IRS will not successfully assert a contrary position. If the Jameson Lease is recharacterized as a service contract, partnership agreement, or some other type of arrangement rather than a true lease, part or all of the payments that Jameson receives from Jameson Hospitality may not satisfy the various requirements for qualification as "rents from real property." In that case, Jameson likely would not be able to satisfy either the 75% or 95% gross income tests and, as a result, would fail to qualify as a REIT.

   If Jameson fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Internal Revenue Code. These relief provisions generally will be available if (a) Jameson's failure to meet such tests is due to reasonable cause and not due to willful neglect, (b) Jameson attaches a schedule of the sources of its gross income to its return, and (c) any incorrect information on such schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances Jameson would be entitled to the benefit of these relief provisions. As discussed above, even if these relief provisions apply, a 100% tax would be imposed with respect to the excess net income.

   Asset Tests. For Jameson to qualify as a REIT, at the close of each quarter of its taxable year it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of Jameson's total assets must be represented by "real estate assets" which means (a) real property (including interests in real property and interests in mortgages on real property), (b) shares in other REIT's and (c) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of Jameson, and
(d) cash, cash items (including receivables) and government securities. Second, not more than 25% of Jameson's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by Jameson may not exceed 5% of the value of Jameson's total assets and Jameson may not own more than 10% of such issuer's outstanding voting securities. Jameson's ownership of an interest in several limited liability companies are treated for purposes of the asset tests as ownership of a proportionate part of such limited liability companies' assets. Jameson's investment in the Inns through its interests in such limited liability companies constitutes qualified assets for purposes of the 75% asset test. As such, Jameson expects that more than 75% of the value of its assets will be real estate assets. Jameson has represented that it has satisfied these asset tests since December 31, 1993, and has covenanted that it will use its best efforts to continue to satisfy such tests in the future.

   After meeting the assets tests at the close of any quarter, Jameson will not lose its status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. Jameson has represented that it maintains adequate records of the value of its assets to ensure compliance with the asset test and intends to take such action within 30 days after the close of any quarter as may be required to cure any noncompliance. However, there can be no assurance that such action will always be successful.

   Annual Distribution Requirements. To qualify as a REIT, Jameson is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (a) the sum of (1) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and any net capital gain) and (2) 95% of the net income (after tax), if any, from foreclosure property, minus (b) the sum of certain items of noncash income. In addition, if Jameson disposes of any asset during the Recognition Period (or, if the proposed merger with Signature is completed, during the ten-year period beginning on the effective date of the merger in the case of assets received from Signature), Jameson will be required to distribute at least 95% of the Built-In Gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before Jameson timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that Jameson does not distribute all of its net capital gain or distributes at least 95%, but less than 100% of its "REIT taxable income," as adjusted, it will be subject to tax on the undistributed portion at regular corporate tax rates. Furthermore, if Jameson should fail to distribute its required distribution during each calendar year, Jameson would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

   Since January 1, 1994, Jameson has made, and hereafter intends to make, timely distributions sufficient to satisfy all annual distribution requirements. However, it is possible that, from time to time, Jameson may experience timing differences between (a) the actual receipt of income and actual payment of deductible expenses and (b) the inclusion of that income and deduction of such expenses in arriving at its REIT taxable income. In addition, in the event of the foreclosure of an Inn by a mortgage lender, any debt discharge income would be subject to the annual 95% distribution requirement even though Jameson would receive no cash as a consequence of a foreclosure. Therefore, Jameson could have less cash available for distribution than would be necessary to meet its annual 95% distribution requirement or to avoid federal corporate income tax with respect to capital gain or the 4% nondeductible excise tax imposed on certain undistributed income. To meet the 95% distribution requirement or to avoid federal income tax with respect to capital gain or the excise tax, it could be necessary for Jameson to borrow funds.

   Under certain circumstances in which an adjustment is made by the IRS that affects the amount that should have been distributed for a prior taxable year, Jameson may be able to rectify the failure to meet the distribution requirement by paying "deficiency dividends" to stockholders in the later year, which may be included in Jameson's deduction for dividends paid for the earlier year. Thus, Jameson may be able to avoid being taxed on deficiency dividends. However, Jameson will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

   Recordkeeping Requirements. Jameson must maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding shares. If Jameson failed to comply with these requirements for any of its taxable years ended on or before December 31, 1998, its REIT status would be in jeopardy. If Jameson failed to comply with these requirements for its taxable year ending
December 31, 1998, or fails to comply with these requirements for subsequent years, it will be required to pay (on notice and demand by the Secretary of the Treasury and in the same manner as a tax) a penalty of $25,000. If a failure to comply were attributable to intentional disregard of the aforementioned requirements, the amount of the penalty would be increased to $50,000. Upon failure to comply with these requirements, the Secretary of the Treasury may require Jameson to take such actions as it determines appropriate to ascertain actual ownership of its outstanding shares. If Jameson were to fail to take such actions, then Jameson would be required to pay (on notice and demand by the Secretary of the Treasury and in the same manner as a tax) an additional penalty equal to the penalty previously paid. None of these penalties would be imposed if it were shown that the failure to comply was due to reasonable cause and not to willful neglect. Jameson has represented that it has in the past and has covenanted that it will in the future comply with such requirements.

   Failure to Qualify. If Jameson fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, Jameson will be subject to tax (including any applicable corporate alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which Jameson fails to qualify will not be deductible by Jameson nor will they be required to be made by Jameson. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations, a corporate distributee may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, Jameson will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. Whether Jameson would be entitled to such statutory relief cannot be foreseen.

   Taxation of U.S. Stockholders. As used herein, the term "U.S. Stockholder" means a holder of shares of Jameson common stock or preferred stock that (for United States federal income tax purposes) (a) is a citizen or resident of the United States, (b) is a corporation, partnership, or other entity created or organized in or under the laws of the United States or of any political subdivision thereof, (c) is an estate the income of which is subject to United States federal income taxation regardless of its source, or (d) is a trust if a United States court is able to exercise primary supervision over the administration of the trust. For any taxable year of which Jameson qualifies for a taxation as a REIT, amounts distributed to taxable U.S. Stockholders will be taxed as set forth below.

   Distributions Generally. Distributions to U.S. Stockholders, other than capital gain dividends discussed below, will be taxable as ordinary income to such holders up to the amount of Jameson's current or accumulated earnings and profits. Such distributions generally are not eligible for the dividends received deduction for corporations. To the extent that Jameson makes distributions in excess of its current or accumulated earnings and profits, such distributions will first be treated as a tax-free return of capital, reducing the tax basis of the U.S. Stockholders' Jameson common stock or preferred stocks as the case may be and second as gain realized from the sale of such stock. Dividends declared by Jameson in October, November or December of any year payable to a U.S. Stockholder of record on a specified date in any such month will be treated as paid by Jameson and received by the U.S. Stockholder on December 31 of such year, provided that the dividend is actually paid by Jameson during January of the following calendar year. U.S. Stockholders may not include in their own income tax returns any tax losses of Jameson.

   Jameson will be treated as having sufficient earnings and profits to treat as a dividend any distribution by Jameson up to the greater of its current or accumulated earnings and profits. As a result, U.S. Stockholders may be required to treat certain distributions that would otherwise result in a tax-free return of capital as taxable dividends. Moreover, any "deficiency dividends" will be treated as an ordinary dividend or a capital gain dividend, as the case may be, regardless of Jameson's earnings and profits.

   Capital Gain Dividends. Dividends to U.S. Stockholders that are properly designated by Jameson as capital gain dividends will be treated as gain from the sale or exchange of a capital asset held for more than one year (to the extent they do not exceed Jameson's actual net capital gain) without regard to the period for which the U.S. Stockholder has held the Jameson stock. Corporate U.S. Stockholders, however, may be required to treat up to 20% of certain capital gain dividends as ordinary income. Capital gain dividends are not eligible for the dividends received deduction generally available to corporations.

   Individual U.S. Stockholders and U.S. Stockholders that are estates and trust are subject to federal income tax on net capital gains at different tax rates depending upon the nature of the gain and the holding period of the asset disposed of. In Notice 97-64, the IRS has provided guidance for REITs to report information necessary for U.S. Stockholders to compute the appropriate tax in respect of capital gain dividends. In general, capital gain dividends will be designated in a written notice to U.S. Stockholders as a 20% rate gain distribution, an unrecaptured Section 1250 gain distribution or a 28% rate gain distribution.

   Although a REIT is taxed on its undistributed net capital gains, a REIT may elect to include all or a portion of such undistributed net capital gains in the income of its U.S. Stockholders. In such event, the U.S. Stockholders will receive a credit or refund for the amount of tax paid by the REIT on such undistributed net capital gains.

   Passive Activity and Loss; Investment Interest Limitations. Distributions from Jameson and gain from the disposition of shares of Jameson stock ordinarily will not be treated as "passive activity income" for federal income tax purposes, and therefore, U.S. Stockholders generally will not be able to apply any "passive losses" against such income. Dividends from Jameson (to the extent they do not constitute a return or capital) generally will be treated as investment income for purposes of the investment interest limitation. Net capital gain from the disposition of shares of Jameson stock and capital gain dividends generally will be excluded from investment income unless the taxpayer elects to have the gain taxed at ordinary rates.

   Dispositions of Jameson Stock. A U.S. Stockholder will recognize gain or loss on the sale or exchange of shares of Jameson stock to the extent of the difference between the amount realized on such sale or exchange and the holder's tax basis in such shares. Such gain or loss generally will constitute long-term capital gain or loss if the U.S. Stockholder has held such shares for more than one year and in case of an individual, will be taxed at a lower rate in such instance. Losses incurred on the sale or exchange of shares of Jameson stock held for six months or less (after applying certain holding period rules), however, generally will be deemed long-term capital losses to the extent of any long-term capital gain dividends received by the U.S. Stockholder with respect to such shares.

   Taxation of Tax-Exempt Stockholders. Distributions by Jameson to a U.S. stockholder that is a tax-exempt entity should not constitute "unrelated business taxable income" as defined in Section 512(a) of the Internal Revenue Code ("UBTI"), provided that the tax-exempt entity has not financed the acquisition of its shares with "acquisition indebtedness" within the meaning of
Section 514(c) of the Internal Revenue Code and the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity. In addition, if Jameson is considered to be a pension-held REIT, then a portion of the dividends paid to qualified trusts (any trust defined under Section 401(a) and exempt from tax under Section 501(a)) that owns more than 10 percent by value in the REIT may be considered UBTI. In general, a pension-held REIT is a REIT that is held by at least one qualified trust holding more than 25% by value of the interests in the REIT or by one or more qualified trusts (each of whom owns more than 10% by value) holding in the aggregate more than 50% by value of the interests in the REIT. Based on its annual effort to monitor ownership of its stock, Jameson does not believe that it is a pension-held REIT.

   Taxation of Non-U.S. Stockholders. The rules governing United States federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders

(collectively, "Non-U.S. Stockholders") are complex and no attempt will be made herein to provide more than a summary of such rules. NON-U.S. STOCKHOLDERS SHOULD CONSULT WITH THEIR OWN TAX ADVISORS TO DETERMINE THE IMPACT OF FEDERAL, STATE AND LOCAL INCOME TAX LAWS WITH REGARD TO THEIR INVESTMENT IN JAMESON STOCK, INCLUDING ANY REPORTING REQUIREMENTS.

   Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by Jameson of United States real property interests and not designated by Jameson as capital gains dividends will be treated as ordinary income dividends to the extent their source is current or accumulated earnings and profits of Jameson. Such distributions will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from a Non-U.S. Stockholder's investment in Jameson stock is treated as "effectively connected" with the Non-U.S. Stockholder's conduct of a United States trade or business, the Non-U.S. Stockholder generally will be subject to a tax at graduated rates, in the same manner as U.S. Stockholders are taxed with respect to such distributions (and may also be subject to the 30% branch profits tax in the case of a stockholder that is a foreign corporation). Jameson expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Stockholder unless
(a) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with Jameson or (b) the Non-U.S. Stockholder files an IRS Form 4224 with Jameson claiming that the distribution is "effectively connected" income. Distributions in excess of current and accumulated earnings and profits of Jameson will not be taxable to a Non-U.S. Stockholder to the extent that such distributions do not exceed the adjusted basis of the Non-U.S. Stockholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder's shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of his shares in Jameson, as described below. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of current and accumulated earnings and profits, the distribution will be subject to withholding at a 30% rate. Further, Jameson will be required to withhold 10% of any distribution in excess of current and accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that such distribution was in excess of current and accumulated earnings and profits of Jameson and the amount withheld exceeded the Non-U.S. Stockholder's U.S. tax liability.

   For any year in which Jameson qualifies as a REIT, distributions that are attributable to gain from sales or exchanges by Jameson of United States real property interests will be taxed to a Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a Non-U.S. Stockholder as if such gain were "effectively connected" with a United States trade or business. Non-U.S. Stockholders would thus be taxed at the normal capital gain rates applicable to U.S. Stockholders (subject to any applicable alternative minimum tax). Distributions subject to FIRPTA also may be subject to a 30% branch profits tax in the case of a foreign corporate stockholder not entitled to treaty exemption. Jameson is required by Treasury Regulations to withhold 35% of any distribution to a Non-U.S. Stockholder that could be designated by Jameson as a capital gains dividend. This amount is creditable against the Non-U.S. Stockholder's FIRPTA tax liability.

   Unless the shares of Jameson stock constitute a "United States real property interest" within the meaning of FIRPTA or are "effectively connected" with a U.S. trade or business, a sale of such shares by a Non-U.S. Stockholder generally will not be subject to United State taxation. The shares of Jameson stock will not constitute a United States real property interest if Jameson is a "domestically controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of the REIT's stock was held directly or indirectly by foreign persons. Jameson believes that it is and will continue to be a "domestically controlled REIT" and therefore that sales of the Shares by Non-U.S. Stockholders should not be subject to U.S. taxation. Notwithstanding the foregoing, capital gain not subject to FIRPTA will be taxable to a Non-U.S. Stockholder if the Non-U.S. Stockholder is a "nonresident alien individual" who was present in the United States for a period or periods aggregating 183 days or more during the taxable year and certain other conditions apply, in which case such person would be subject to a 30% tax on such individual's capital gains.

   Information Reporting Requirements and Backup Withholding Tax. Jameson will report to its U.S. Stockholders and the IRS the amount of distributions paid during each calendar year and the amount of tax withheld, if any. Under certain circumstances, U.S. Stockholders may be subject to backup withholding at a rate of 31% with respect to distributions paid. Backup withholding will apply only if the stockholder (a) fails to furnish its taxpayer identification number ("TIN") (which, for an individual, would be such individual's Social Security Number), (b) furnishes an incorrect TIN, (c) is notified by the IRS that it has failed to properly report payments of interest and dividends, or (d) under certain circumstances, fails to certify, under penalty of perjury, that it has furnished a correct TIN and has not been notified by the IRS that it is subject to backup withholding for failure to report interest and dividend payments. Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. U.S. Stockholders should consult their own tax advisors regarding their qualification for exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. Stockholder will be allowed as a credit against such U.S. Stockholder's United States federal income tax liability and may entitle such U.S. Stockholder to a refund, provided that the required information is furnished to the IRS.

   Additional issues may arise pertaining to information reporting and backup withholding with respect to Non-U.S. Stockholders. Non-U.S. Stockholders should consult their tax advisor with respect to any such information reporting and backup withholding requirements.

   Federal Income Tax Proposals. On February 1, 1999, the Clinton
Administration announced its proposals for the fiscal year 2000 budget. These proposals contain certain provisions that, if enacted, would significantly modify the REIT-related provisions of the Internal Revenue Code. A summary of the significant provisions is as follows:

   Permit Taxable REIT Subsidiaries and Prohibit Preferred Stock
Subsidiaries. A REIT would be permitted to have taxable subsidiaries through which the REIT could conduct activities such as providing "noncustomary" services to REIT tenants, providing third party management services, providing third party development services and engaging in dealer land sales. Many REITS have set up preferred stock or non-voting common stock subsidiaries to conduct such activities. This proposal would prohibit preferred stock or non-voting common stock subsidiaries. The value of all taxable REIT subsidiaries would be limited to 15% of the REIT's total assets, and the value of all qualified independent contractor subsidiaries would be limited to 5% of the value to the REIT's total assets.

   Prohibit Closely Held REITs. REITs would be subject to an additional requirement for REIT qualification which would prohibit certain closely held structures. No entity or person would be permitted to own stock of a REIT possessing 50% or more of the total combined voting power of all classes of voting stock or 50% or more of the total value of all shares of all classes of stock.

   Recognition of Built-in Gain Upon Mergers of C Corporations into REITs. This proposal would require immediate recognition of built-in gain of any C corporation with a value of $5 million or more which converts to REIT status.

Other Tax Consequences

   Jameson and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of Jameson and its stockholders may not conform to the federal income tax consequences discussed above. CONSEQUENTLY, JAMESON STOCKHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE EFFECT OF STATE AND LOCAL TAX LAWS ON OWNERSHIP OF JAMESON STOCK.

ITEM 2. PROPERTIES.

   The Jameson Inns. The following table sets forth certain information about the 81 operating Jameson Inns at December 31, 1998.

                                                     Year   Number     1998
                                                   Opened/    Of    Room Nights
Location                                           Expanded Rooms  Available (1)
--------                                           -------- ------ -------------
ALABAMA:
 Albertville......................................       94   40       14,590
 Alexander City...................................    94/95   60       21,900
 Arab.............................................       95   40       14,600
 Auburn...........................................       97   40       14,600
 Decatur (3)......................................       96   40       14,593
 Eufaula..........................................       96   40       14,586
 Florence.........................................    96/96   65       23,725
 Greenville.......................................       96   40       14,600
 Jasper...........................................    97/98   58       15,516
 Oxford...........................................       97   40       14,600
 Ozark............................................       95   40       14,539
 Prattville (3)...................................       98   38        2,128
 Scottsboro.......................................       98   40        3,720
 Selma............................................    92/95   60       21,571
 Sylacauga........................................       97   40       14,600
 Trussville (3)...................................       98   40        9,120
 Tuscaloosa (2)...................................       97   40       14,600
                                                             ---      -------
  Subtotal........................................           761      243,588
                                                             ---      -------
GEORGIA:
 Albany...........................................    95/96   62       22,630
 Americus......................................... 92/93/94   79       28,835
 Bainbridge.......................................    94/95   60       21,900
 Brunswick........................................    95/96   60       21,902
 Calhoun..........................................    88/94   59       21,509
 Carrollton.......................................    94/95   60       21,900
 Commerce.........................................       96   40       14,600
 Conyers (3)......................................       96   39       14,238
 Covington........................................       90   40       13,870
 Dalton (3).......................................       98   39        3,901
 Douglas..........................................       95   40       14,602
 Dublin (2).......................................       97   40       14,602
 Eastman..........................................       89   41       14,964
 Fitzgerald.......................................       94   40       14,600
 Greensboro.......................................       90   41       14,655
 Hartwell.........................................       92   40       14,600
 Jesup............................................    90/91   61       21,982
 Kingsland........................................       98   40        8,120
 LaGrange.........................................    96/98   56       20,153
 Macon............................................       97   40       14,600
 Milledgeville....................................       91  100       36,500
 Oakwood..........................................       97   40       14,355
 Perry............................................       98   40       13,660
 Statesboro.......................................       89   39       14,229
 Thomaston........................................    90/96   61       21,900
 Thomasville (2)..................................       98   40           80
 Valdosta.........................................    95/95   55       20,075

                                                     Year   Number     1998
                                                   Opened/    Of    Room Nights
Location                                           Expanded Rooms  Available (1)
--------                                           -------- ------ -------------
 Warner Robins....................................     97      59       21,355
 Washington.......................................     90      41       14,965
 Waycross.........................................  93/96      60       21,959
 Waynesboro.......................................     96      40       14,598
 Winder...........................................     88      40       14,600
                                                            -----    ---------
  Subtotal........................................           1592      546,439
                                                            -----    ---------
MISSISSIPPI:
 Tupelo...........................................  98/98      60        4,480
                                                            -----    ---------
  Subtotal........................................             60        4,480
                                                            -----    ---------
NORTH CAROLINA:
 Asheboro.........................................     97      40       14,600
 Dunn (2).........................................     98      40       14,280
 Eden.............................................     98      39        7,527
 Forest City......................................  97/98      59       20,651
 Garner...........................................     98      40        4,520
 Greenville.......................................     98      40        6,760
 Hickory (3)......................................     98      39        3,549
 Laurinburg.......................................     97      40       14,600
 Lenoir...........................................     98      39        9,087
 Roanoke Rapids...................................     98      39        6,825
 Sanford..........................................     97      40       14,600
 Smithfield.......................................     98      40       11,080
 Wilson...........................................     97      39       14,230
                                                            -----    ---------
  Subtotal........................................            534      142,309
                                                            -----    ---------
SOUTH CAROLINA:
 Anderson.........................................  93/94      60       21,900
 Cheraw (3).......................................     95      40       14,600
 Duncan...........................................     98      40       11,040
 Easley...........................................     95      40       14,604
 Gaffney..........................................  95/97      58       21,160
 Georgetown.......................................     96      40       14,600
 Greenwood........................................  95/96      64       23,122
 Lancaster........................................     95      40       14,576
 Orangeburg.......................................     95      40       14,587
 Seneca...........................................     96      40       14,606
 Simpsonville.....................................     96      40       14,662
 Spartanburg......................................     98      40       13,837
 Union............................................     97      40       14,600
                                                            -----    ---------
  Subtotal........................................            582      207,894
                                                            -----    ---------
TENNESSEE:
 Cleveland(3).....................................     98      40        7,560
 Clinton..........................................     97      40       14,602
 Decherd..........................................     97      40       14,596
 Johnson City.....................................     97      59       20,930
 Tullahoma........................................     97      40       14,600
                                                            -----    ---------
  Subtotal........................................            219       72,288
                                                            -----    ---------
Total.............................................          3,748    1,216,998
                                                            =====    =========

--------
(1) As to Jameson Inns opened or expanded during 1998, room nights available reflects all rooms available from the opening date of the Inn or its expansion but does not include periods during which rooms may have been unavailable due to repairs or renovations.
(2) Land is subject to a ground lease.
(3) A 20-room expansion of this Jameson Inn was under construction at December 31, 1998.

   At December 31, 1998, 41 of the 81 operating Jameson Inns were pledged to secure indebtedness under Jameson's $46.2 million credit facility. In addition, 24 operating Jameson Inns were pledged to secure other mortgage indebtedness and 10 of the 20 Jameson Inns under construction at December 31, 1998, were pledged to secure construction loans.

ITEM 3. LEGAL PROCEEDINGS.

   Jameson is not a party to any litigation which, in the judgment of Jameson, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of its business, it is, from time to time, a party to certain legal proceedings arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 1998 which required the solicitation of any proxies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   As of March 22, 1999, Jameson had approximately 680 holders of record of its common stock and, Jameson estimates, approximately 8,500 beneficial holders of its common stock.

Comparative Per Share Market Price and Dividend Information

   The following table sets forth the high and low sale prices for Jameson common stock for the periods indicated. The prices are as reported on the Nasdaq National Market based on published financial sources. The table also sets forth the cash dividends paid per share for the periods indicated for a share of each of Jameson common stock.

                                                                 Jameson
                                                             Common Stock(1)
                                                         -----------------------
                                                                         Cash
                                                                       Dividends
                                                                          Per
                                                          High   Low     Share
                                                         ------ ------ ---------
   1997
   First Quarter........................................ $13.75 $11.25   $.22
   Second Quarter.......................................  12.25  10.88    .22
   Third Quarter........................................  13.13  11.38    .23
   Fourth Quarter.......................................  12.50  11.00    .23
   1998
   First Quarter........................................  12.88  11.25    .23
   Second Quarter.......................................  12.38   9.75    .23
   Third Quarter........................................  11.50   9.06    .24
   Fourth Quarter.......................................  10.25   8.75    .24
   1999
   First Quarter (through March 22, 1999)...............   9.38   7.63    --

--------
(1) Jameson common stock trades on the Nasdaq National Market under the symbol "JAMS."

   Jameson intends to continue making regular quarterly distributions to its stockholders. Jameson's cash available for distribution is generally an amount equal to its net income from operations plus the amount of non-cash expenses recorded by Jameson, such as amortization, depreciation and stock compensation expenses, less amounts Jameson believes should be retained for working capital purposes, debt service or anticipated capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected financial and operating information on a pro forma and historical basis for Jameson. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated historical financial data has been derived from the audited historical Consolidated Financial Statements. The pro forma data assumes Jameson's 1994 initial public offering and all related transactions occurred on January 1, 1993, and Jameson qualified as a REIT, distributed all of its taxable income and, therefore, incurred no income tax expense during the period.

   Historical financial and operating information of Jameson includes all Inns owned by Jameson, including both those under development as well as operating Jameson Inns; however, due to Jameson's development of new Jameson Inns and expansion of existing Jameson Inns, the information is not comparable between periods. See Item 2. Properties. Historical operating results, including net income, may not be comparable to future operating results.

                               JAMESON INNS, INC.
                         SELECTED FINANCIAL INFORMATION
         (dollars in thousands, except per share data, ADR and REVPAR)

                                                     Historical
                                      -----------------------------------------
                                                    December 31,
                                      -----------------------------------------
                                       1994    1995    1996     1997     1998
                                      ------- ------- ------- -------- --------
Balance Sheet Data:
  Investment in real estate (before
   accumulated depreciation)......... $38,525 $57,370 $80,816 $117,515 $168,880
  Net investment in real estate......  33,760  50,780  71,611  104,931  152,125
  Total assets.......................  35,074  52,806  73,985  107,606  156,329
  Total mortgage debt................  11,530  30,214  22,317   29,625   53,697
  Stockholders' equity...............  23,282  21,754  50,763   75,161   98,869

                            Pro
                           Forma                      Historical
                          --------  --------------------------------------------------
                                          Year Ended December 31,
                          ------------------------------------------------------------
                            1994      1994      1995      1996      1997       1998
                          --------  --------  --------  --------  --------  ----------
Financial Data:
Gross revenues:
  Lease revenue from
   Jameson Hospitality..  $  3,973  $  3,973  $  6,342  $  9,376  $ 12,966  $   18,230
Expenses:
  Depreciation..........     1,471     1,427     1,825     2,670     3,898       5,636
  Property tax and
   insurance expense....       412       412       514       733     1,107       1,524
  General and
   administrative
   expenses.............       479       479       622       499       445         592
  Loss on disposal of
   furniture
   and equipment........       --        --        --         48       144         508
  Loss on impairment of
   real estate..........       --        --        --        --        --        2,507
                          --------  --------  --------  --------  --------  ----------
Income from operations..     1,611     1,655     3,381     5,426     7,372       7,463
Other income (expense):
  Interest expense, net
   of amounts
   capitalized..........      (187)     (339)   (1,590)   (1,386)     (778)     (1,656)
  Equity in income
   (loss) of hotel lim-
   ited
   partnership..........       --         (5)      --        --        --          --
  Interest income.......       --        --        --        --        --          --
                          --------  --------  --------  --------  --------  ----------
Income before
 extraordinary item.....     1,424     1,311     1,791     4,040     6,595       5,807
Extraordinary loss......       --        250        19       989       689         134
                          --------  --------  --------  --------  --------  ----------
Net income..............     1,424     1,061     1,772     3,051     5,906       5,673
Preferred stock
 dividends..............       --        --        490       --        --        2,788
                          --------  --------  --------  --------  --------  ----------
Net income attributable
 to common
 stockholders...........     1,424     1,061     1,282     3,051     5,906       3,485
Basic earnings before
 extraordinary item.....      0.42      0.43      0.35      0.65      0.72        0.37
Diluted earnings before
 extraordinary item.....      0.37      0.43      0.46      0.63      0.70        0.36
Basic earnings per
 common share...........      0.42      0.35      0.34      0.49      0.64        0.36
Diluted earnings per
 common share...........      0.37      0.34      0.45      0.48      0.63        0.35
Dividends paid per
 common share...........       --       0.50      0.80      0.86      0.90        0.94
Cash flow provided by
 operating activities...       --      2,528     4,181     6,626    11,911      13,845
Cash flow used in
 investing activities...       --    (10,845)  (18,845)  (23,548)  (37,362)    (55,845)
Cash flow provided by
 financing activities...       --      8,592    14,546    16,895    25,581      42,161
Other Data:
Funds from
 operations(1)..........  $  2,895  $  2,738  $  3,616  $  6,758  $ 10,637  $   12,270
Occupancy rate..........      70.1%     70.1%     67.5%     66.9%     64.9%       61.7%
ADR.....................  $  39.43  $  39.43  $  42.80  $  45.80  $  47.25  $    50.60
REVPAR..................  $  27.64  $  27.64  $  28.89  $  30.64  $  30.68  $    31.21
Room revenues(2)........  $  8,373  $  8,373  $ 13,310  $ 19,950  $ 27,588  $   38,787
Room nights available...   295,193   295,193   448,906   634,549   878,056   1,216,998
Operating hotels (at
 period end)............        20        20        32        43        62          81
Rooms available (at
 period end)............       966       966     1,537     2,107     2,924       3,748
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends(3)...........      4.35      3.16      1.37      2.84      5.21        1.50

--------
(1) Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") according to the March 1995 interpretation as net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures. Jameson has made adjustments to its net income (loss) consisting only of depreciation, loss on disposals, loss on impairment of real estate and the extraordinary item. Jameson notes that industry analysts and investors use funds from operations as another tool to evaluate and compare equity REITs. Jameson also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about Jameson's cash available for distributions, debt service and capital expenditures. Other non-cash expenses such as deferred finance cost amortization and stock-based compensation expense have not been added back in funds from operations. Funds from operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of Jameson's cash needs. Funds from operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, Jameson's funds from operations may not be comparable to other companies' funds from operations due to differing methods of calculating funds from operations and varying interpretations of the NAREIT definition.
(2) The Jameson Lease between Jameson and Jameson Hospitality with regard to the Jameson Inns defines "Room Revenues" to include gross room rentals, revenues from telephone charges, vending machine payments and other miscellaneous revenues and excludes all credits, rebates and refunds, sales taxes and other excise taxes.
(3) For purposes of computing these ratios, earnings have been calculated by adding fixed charges (excluding capitalized interest and preferred stock dividends) to income before extraordinary item. Fixed charges consist of interest costs whether expensed or capitalized, amortization of debt discounts and issue costs whether expensed or capitalized and preferred stock dividends in applicable periods. Jameson paid preferred stock dividends in 1995 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion in conjunction with the historical consolidated financial statements of Jameson and Jameson Hospitality and the accompanying notes which are included in this Annual Report on Form 10-K.

General

   Jameson has grown from a hotel chain with four Jameson Inns, or 162 rooms, at January 1, 1990, to 81 Jameson Inns, or 3,748 rooms, in operation at December 31, 1998. From its inception in 1988 until December 31, 1993, Jameson was engaged in the business of developing, owning and managing Jameson Inns. As part of its development activities, Jameson engaged in development and construction of new Jameson Inns. On December 31, 1993, Jameson reorganized by divesting itself of the subsidiary corporations through which it conducted its construction activities, securities brokerage activities and aviation operations. In addition, Jameson transferred its outdoor advertising business to Jameson Hospitality's predecessor, which is wholly owned by Jameson's chairman and chief executive officer and his spouse. Jameson no longer manages or operates the Jameson Inns upon their completion, but limits its primary activities to developing and owning the properties. Effective January 1, 1994, Jameson's primary source of revenue became lease payments by Jameson Hospitality which leases and operates the Inns under the Jameson Lease.

   The 1994 Jameson pro forma financial information has eliminated those businesses in which Jameson has not been engaged in since it divested itself of these businesses on December 31, 1993, so as to be comparable to the subsequent years' historical financial information. Although room revenues are earned by Jameson Hospitality, not Jameson, they are the basis upon which the percentage rent paid to Jameson by Jameson Hospitality (under the Jameson Lease) is determined and, accordingly, such revenues are discussed below. The term "Same Inn Room Revenues" refers to revenues earned with respect to Jameson Inns which were operating during all of both comparison periods and includes revenues attributable to rooms added to existing Jameson Inns by virtue of expansion of such Jameson Inns.

   The Jameson Lease provides for the payment of base rent and percentage rent. For the year ended December 31, 1998, combined base rent and percentage rent in the aggregate amount of $18.2 million was earned by Jameson. The principal determinant of percentage rent under the Jameson Lease is room revenues of the Jameson Inns. Therefore, we believe that a review of the historical performance of the operations of the 81 operating Jameson Inns, particularly with respect to occupancy, ADR and REVPAR, is appropriate for understanding Jameson's lease revenue (see --Funds from Operations; Cash Available for Distribution, below, for the calculation of ADR and REVPAR).

Results of Operations

   Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997. Jameson's lease revenue for 1998 increased 40.0% to $18.2 million as compared to $13.0 million for 1997. The increase was due to an increase in Jameson Hospitality's room revenues.

   As a result of three factors, Jameson Hospitality's room revenues rose 41%, from $27.6 million for 1997 to $38.8 million in 1998.

  . The number of room nights available at Jameson Inns increased from 878,056 in 1997 to 1,216,998 in 1998, or 38.6%, due to the opening from
     January 1997 through December 1998 of 38 new 38- to 59-room Jameson Inns, and five 16- to 19-room expansions of existing Jameson Inns.

  . Jameson Inns' occupancy rate decreased from 64.9% for 1997 to 61.7% for 1998. The decrease in overall occupancy of the Jameson Inns is attributable primarily to (a) the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available, (b) the opening of new Jameson Inns which typically require several months of operations before realizing higher occupancy rates and (c) additional competition in certain markets.

  .  ADR increased 7.1% from $47.25 in 1997 to $50.60 in 1998.

   Jameson Hospitality's Same Inn Room Revenues for 1998 versus 1997 grew to $26.2 million from $25.1 million, or 4%. The growth is due to an increase in ADR from $47.03 to $50.07 for these Jameson Inns and an increase in room nights available (due to expansions of certain of these Jameson Inns) from 797,737 to 807,842 partially offset by a decrease in the occupancy rate from 65.4% to 63.4% for these Jameson Inns for 1997 compared to 1998. During 1998, Jameson's lease revenue was affected by the limitation equal to 47% of room revenues for the year.

   Jameson's general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Jameson's general and administrative expense for 1998 was $592,000, as compared to $445,000 for 1997, due to additional costs resulting from the increased size of Jameson and more time spent by shared employees on Jameson's business matters as compared to Jameson Hospitality's and other related entities'.

   Jameson's property taxes and insurance expenses totaled $1.5 million in 1998, compared with $1.1 million for 1997. The increase is attributable to the increase in the number of Jameson Inns and the expansion of existing Jameson Inns.

   Jameson's interest expense increased from $0.8 million in 1997 to $1.7 million in 1998 due to the increase in its average outstanding debt balance in 1998. As a result of the early extinguishment of debt in 1998 and 1997, Jameson had losses of $133,951 and $689,542, respectively, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

   Jameson's depreciation expense increased from $3.9 million in 1997 to $5.6 million in 1998, due to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

   Jameson's loss on disposal of furniture and equipment increased from $144,000 in 1997 to $508,000 in 1998 due to an increase in replacement of furniture, fixtures and equipment before the end of its depreciable life.

   In 1996, Jameson adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations or held for sale when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1998, Jameson recognized a $2,507,000 loss on impairment of real estate related to one of the hotel properties, which is being actively marketed for sale. No other impairment losses have been recognized.

   Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996. Lease revenue for Jameson for 1997 increased 38% to $13.0 million as compared to $9.4 million for 1996. The increase was due to an increase in Jameson Hospitality's room revenues.

   As a result of three factors, Jameson Hospitality's room revenues rose 38%, from $20 million for 1996 to $27.6 million in 1997.

  . The number of room nights available at Jameson Inns increased from 634,549 in 1996 to 878,056 in 1997, or 38%, due to the opening from January 1996 through December 1997 of 30 new 40-room Jameson Inns, two new 60-room Jameson Inns and seven 20- to 26-room expansions of existing Jameson Inns.

  . Jameson Inns' occupancy rate decreased from 66.9% for 1996 to 64.9% for 1997. The decrease in overall occupancy of the Jameson Inns is attributable primarily to (a) the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available, (b) the opening of new Jameson Inns which typically require several months of operations before realizing higher occupancy rates and (c) additional competition in certain markets.

  .  ADR increased 3% from $45.80 in 1996 to $47.25 in 1997.

   Jameson Hospitality's Same Inn Room Revenues for 1997 versus 1996 grew to $18.4 million from $18.3 million, or 1%. The growth is due to an increase in Jameson Hospitality's ADR from $45.62 to $46.60 for these Jameson Inns and an increase in room nights available (due to expansions of certain of these Jameson Inns) from 582,840 to 601,264 partially offset by a decrease in the occupancy rate from 67.0% to 64.0% for these Jameson Inns for 1997 compared to 1996. During 1997, Jameson's lease revenue was affected by the limitation equal to 47% of room revenues for the year.

   Jameson's general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Jameson's general and administrative expense for 1997 was $445,000, as compared to $499,000 for 1996, due to less time spent by shared employees on Jameson's business matters as compared to Jameson Hospitality's and other related entities'.

   Jameson's property taxes and insurance expenses totaled $1.1 million in 1997, compared with $733,000 for 1996. The increase is attributable to the increase in the number of Jameson Inns and the expansion of existing Jameson Inns.

   Jameson's interest expense decreased from $1.4 million in 1996 to $.8 million in 1997 due to the repayment of indebtedness of approximately $25.6 million in March 1997 and $30.8 million in April 1996. Proceeds to pay down debt were generated by the sale of 2.3 million and 3.3 million shares of Jameson common stock in March 1997 and April 1996, respectively. As a result of the early extinguishment of debt in 1997 and 1996, Jameson had losses of $689,542 in 1997 and $989,376 in 1996, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

   Jameson's depreciation expense increased from $2.7 million in 1996 to $3.9 million in 1997, due to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

   Jameson's loss on disposal of furniture and equipment increased from $48,000 in 1996 to $144,000 in 1997 due to an increase in replacement of furniture, fixtures and equipment before the end of its depreciable life.

Funds from Operations; Cash Available for Distribution

   The following table illustrates Jameson's calculation of funds from operations and cash available for distribution on a historical basis for the years ended December 31, 1996, 1997 and 1998. In March 1995, NAREIT published a new interpretation of funds from operations which Jameson retroactively adopted at that time.

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1996      1997      1998
                                                   -------  --------  --------
                                                    (dollars in thousands)
Net income available to common stockholders....... $ 3,051  $  5,906  $  3,485
Add:
  Depreciation expense............................   2,670     3,898     5,636
  Loss on disposals...............................      48       144       508
  Extraordinary item..............................     989       689       134
  Loss on impairment of real estate...............     --        --      2,507
                                                   -------  --------  --------
Funds from operations, per March 1995 NAREIT
 interpretation...................................   6,758    10,637    12,270
Add:
  Loan fee amortization expense...................      93        80       114
Less:
  Additions to reserve for furniture, fixtures and
   equipment(1)...................................    (778)   (1,077)   (1,551)
  Required loan principal repayments..............    (319)      (78)     (146)
                                                   -------  --------  --------
Cash available for distribution................... $ 5,754  $  9,562  $ 10,687
                                                   =======  ========  ========

--------
(1) This amount equals 4% of the aggregate room revenues of the Jameson Inns for the period.

Liquidity and Capital Resources

   Jameson expects to continue to develop additional Jameson Inns, Signature Inns (if the merger is completed) and expand existing Jameson Inns, as suitable opportunities arise. Jameson will not undertake such investments, however, unless adequate sources of financing are available. Since its election to be taxed as a REIT, Jameson has financed and currently intends to continue financing the construction of new Jameson Inns and Signature Inns (if the merger is completed) entirely with bank borrowings. Jameson believes it can continue to finance new hotels and expansions, with these construction and long-term mortgage loans. At December 31, 1998, Jameson had approximately $53.7 million in outstanding debt and Jameson had 16 operating Jameson Inns which were debt free and could be used as collateral should Jameson need additional borrowing capacity. After the January 1999 financing described below there are two operating Jameson Inns which remain debt free.

   Jameson has a $46.2 million line of credit (the "Line") convertible beginning in 1998 to term notes. At December 31, 1998, Jameson had drawn down $27.5 million under the Line with $18.7 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 9.0%, which are adjustable annually to equal a major lender's prime rate as published in the Wall Street Journal plus .25 or .5 percentage points. The minimum annual interest rate payable under the Line is 7% and the maximum is 13%. The annual interest rates at December 31, 1998, ranged from 8.5% to 9.0%. Loans made under the Line are secured by mortgages on 41 of the Jameson Inns. Payments of interest are due monthly, and monthly payments of principal and interest commence at various dates beginning in September 1998. Principal under each term loan under the Line is amortized using a 15-year period and is payable in full at various dates through 2007. Jameson uses the Line to finance construction costs, if there is no construction loan in place, and certain other operating needs including the payment of dividends and other operating expenses.

   In the past, Jameson has employed construction and long-term mortgage financing to fund the balance of construction costs not funded under the Line. For each new Jameson Inn to be built, Jameson generally obtains a construction loan for approximately $1.1 to $2.35 million depending on the size of the Jameson Inn to be built. After an 18-month interest-only period, each of the construction loans converts to a long-term mortgage financing upon completion of the Jameson Inn without any further action by Jameson, amortized over 15 years and payable in full seven years from its inception. The interest rate on each of such loans is adjusted annually, to rates ranging from the prime rate then prevailing to prime plus .5%. As of December 31, 1998, the construction loans are secured by mortgages on 10 of the Jameson Inns under construction.

   As of December 31, 1998, Jameson had a total of 20 Jameson Inns and eight expansions under construction with total construction costs, excluding land and closing costs, expected to total $59.8 million when the projects are complete. For ten of these properties, Jameson had obtained construction loans in 1998 totaling $16.6 million. In 1999, Jameson obtained additional financing commitments for six more of the 20 Jameson Inns under construction. This includes $4.7 million in loans for three Jameson Inns which loans are scheduled to close when the properties open and $7.2 million for three other Jameson Inns under construction. In 1999, Jameson also has obtained financing commitments aggregating for $3.8 million for six expansions under construction at December 31, 1998. Other construction costs will be borrowed under the Line if property-specific financing is not obtained.

   On January 14, 1999, Jameson entered into an agreement with a bank to provide $17 million in new financing, which is secured by 14 operating Jameson Inns which were previously debt free. This bank note bears interest at the weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 3.75% per annum and is payable in monthly installments of principal and interest of $147,000 until January 2019 when the note matures. In addition, each month $15,000 must be deposited into a replacement reserve escrow until such time as the reserve account has a balance not less than $200,000. The proceeds of this financing will be used to repay amounts outstanding under the Line.

   Since Jameson presently intends to rely primarily on borrowings for construction and permanent financing of new Jameson Inns and the expansion of existing properties, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter Jameson from constructing new hotels or expanding existing hotels. The availability of such financing depends on a number of factors over which Jameson has no control, including general economic conditions, the economic and competitive environments of the communities in which Jameson's hotels are located and the level and stability of long-term interest rates. Jameson also is considering possible additional long-term debt or equity financing that would be available to fund its ongoing development activities.

   In January 1997, Jameson filed a shelf registration statement on Form S-3 with the SEC to provide additional financing. See Item 1. Business--Policies and Objectives with Respect to Certain Activities--Financing for a description of this registration statement.

   As with most real estate investments, Jameson's investments in the Jameson Inns are relatively illiquid and such illiquidity is further increased by the location of many Jameson Inns in small communities. As a result, the ability of Jameson to sell or otherwise dispose of any Jameson Inn to provide liquidity will be very limited.

   Jameson has four stock incentive plans in place. As of December 31, 1998, 730,287 shares of Jameson common stock were reserved for future grants and options to purchase 848,114 shares of Jameson common stock were outstanding (including 417,714 which were exercisable). In addition, as of December 31, 1998, 84,297 shares of Jameson common stock issued to certain key employees of Jameson and Jameson Hospitality are restricted as to sale until fully vested in 2006, 2007 and 2008.

Year 2000

   As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Jameson has evaluated its financial software and building operating systems of the Jameson Inns. Based on assessments to date, management believes that the arrival of the year 2000 and the potential related computer problems will not have a material adverse impact on Jameson. Jameson believes that its current software and operating systems are year 2000 compliant. Based on current information, costs of addressing and solving year 2000 problems are not expected to have a material effect on Jameson's financial position or results of operations. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of Jameson's control. There can be no assurance that the failure of Jameson, or such third parties, to address adequately their respective Year 2000 issues will not have a material adverse effect on Jameson's future financial condition or results of operations.

   Jameson maintains contingency plans in its normal course of business designed to be deployed in the event of various potential business interruptions. These generally include manual workarounds and adjusting staffing.

Inflation

   Operators of hotels in general possess the ability to adjust room rates quickly. Although Jameson Hospitality raised its room rates by approximately 7% in 1996, 3% in 1997 and 7% in 1998, competitive pressures have limited, and may in the future limit, Jameson Hospitality's ability to raise rates in the face of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding this is included in Item 7 of this Annual Report on Form 10-K under the caption Liquidity and Capital Resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary data are indexed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

   The information required to be contained in Items 10-13 of this Annual Report on Form 10-K is incorporated by reference to the Company's definitive proxy statement to be filed with respect to its 1999 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements of Jameson Inns, Inc.

  Report of Independent Auditors........................................... F-1

  Consolidated Balance Sheets as of December 31, 1998, and 1997............ F-2

  Consolidated Statement of Operations for each of the three years ended
   December 31, 1998, 1997 and 1996........................................ F-3

  Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1998, 1997 and 1996............................ F-4

  Consolidated Statements of Cash Flows for each of the three years ended
   December 31, 1998, 1997 and 1996........................................ F-5

  Notes to Consolidated Financial Statements............................... F-6

  2. Financial Statement Schedules

  Schedule III--Real Estate and Accumulated Depreciation................... F-17

  Notes to Schedule III.................................................... F-21

   All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

  3. Financial Statements of Jameson Hospitality, LLC

  Report of Independent Auditors.......................................... F-23

  Consolidated Balance Sheets as of December 31, 1998, and 1997........... F-24

  Consolidated Statement of Operations for each of the three years ended
   December 31, 1998, 1997 and 1996....................................... F-25

  Consolidated Statements of Members Capital for each of the three years ended December 31, 1998, 1997 and 1996................................. F-26

  Consolidated Statements of Cash Flows for each of the three years ended
   December 31, 1998, 1997 and 1996....................................... F-27

  Notes to Consolidated Financial Statements.............................. F-29

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

  (c) The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

  2.1 Agreement and Plan of Merger between Jameson Inns, Inc. and Signature
      Inns, Inc. incorporated by reference to Exhibit 2.1 to the Registration
      Statement on S-4, File No. 333-74149.
  3.1 Articles of Incorporation of Jameson Inns, Inc. incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File
      No. 33-71160.
  3.2 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. incorporated by reference to Exhibit 3.1.2 to the Registration
      Statement filed on Form S-11, File No. 33-71160.
  3.3 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2
      (Amendment No. 2 to the Annual Report on Form 10-K) for the year ended
      December 31, 1993.
  3.4 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. setting forth, among other things, the Designation of the Preferences, Rights, Privileges and Restrictions of the 9.25% Series A
      Cumulative Preferred Stock incorporated by reference to Exhibit 2 to Jameson Inns, Inc.'s Registration Statement on Form 8-A filed March 13,
      1998 (File No. 23256).
  3.5 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. amending the Designation of Preferences, Rights, Privileges and
      Restrictions of the 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 3.5 to the Registration Statement on S-4, File No. 333-74149.
  3.6 Form of Articles of Amendment to the Articles of Incorporation of Jameson
      Inns, Inc. setting forth the Designation of Preferences, Rights,
      Privileges and Restrictions of Series S Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, File No. 333-74149.
  3.7 Bylaws of Jameson Inns, Inc. incorporated by reference to Exhibit 3.2.1 to the Registration Statement on Form S-11, File No. 33-71160.
  3.8 Amendment No. 1 to Jameson Inns, Inc. Bylaws incorporated by reference to
      Exhibit 3.2.2 to the Registration Statement on Form S-11, File No. 33-
      71160.
  3.9 Amendment No. 2 to Jameson Inns, Inc. Bylaws incorporated by reference to
      Exhibit 3.8 to the Annual Report filed on Form 10-K for the year ended
      December 31, 1995.
  4.1 Specimen Certificate of Common Stock incorporated by reference to Exhibit
      4.1 to the Registration Statement on Form S-11, File No. 33-71160.
  4.2 Specimen Certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No. 23256).
 10.1 Master Lease Agreement incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993.
 10.2 Amendment No. 1 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company (revised) incorporated by reference to Exhibit
      10.2 to the Annual Report filed on Form 10-K for the year ended December
      31, 1995.
 10.3 Amendment No. 2 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company incorporated by reference to Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended December 31, 1996.
 10.4 Amendment No. 3 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended December 31, 1996.
 10.5 Amendment No. 4 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997.
 10.6 Amendment No. 5 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149.
 10.7 Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, File No. 333-74149.

 10.8 Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149.
 10.9  Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin
       Investments, Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160.
 10.10 Form of Construction Contract between Jameson Inns, Inc. and Jameson
       Construction Company for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.11 Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit
       10.22.1 to the Registration Statement on Form S-11, File No. 33-71160.
 10.12 Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive
       Plan incorporated by reference to Exhibit 10.23 to the Registration
       Statement on Form S-11, File No. 33-71160.
 10.13 Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.14 1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.15 Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.16 Jameson Inns, Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.17 Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit
       10.45 to the Annual Report filed on Form 10-K for the year ended
       December 31, 1996.
 10.18 Jameson 1997 Director Stock Option Plan incorporated by reference to
       Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended
       December 31, 1997.
 10.19 Employment Agreement between Jameson Inns, Inc. and Thomas W. Kitchin incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11, File No. 33-71160.
 10.20 Amendment No. 1 to Employment Agreement between Jameson Inns, Inc. and
       Thomas W. Kitchin incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.21 Amendment No. 2 to Employment Agreement between Jameson Inns, Inc. and
       Thomas W. Kitchin incorporated by reference to Exhibit 10.16 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.22 Amendment No. 3 to Employment Agreement between Jameson Inns, Inc. and
       Thomas W. Kitchin incorporated by reference to Exhibit 10.46 to the Annual Report filed on Form 10-K for the year ended December 31, 1996.
 10.23 Indemnification and Hold Harmless Agreement between Jameson Inns, Inc.
       and Jameson Operating Company incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160.
 10.24 Indemnification and Hold Harmless Agreement between Jameson Inns, Inc.
       and Kitchin Investments, Inc. incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160.
 10.25 Form of Indemnification agreement between Jameson Inns, Inc. and
       Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160.
 10.26 Form of Construction Loan Agreement, Indenture, Security Agreement and
       Promissory Note for loan from Empire Financial Services, Inc. to Jameson
       Inns, Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160.
 10.27 Form of Loan Indenture, Security Agreement, Assignment of Fees and
       Income, Promissory Note for $4.2 million revolving loan from Empire
       Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993.

 10.28 Form of Deed to Secure Debt, Security Agreement, Assignment of Operating
       Lease, Assignment of Fees and Income, Promissory Note for loan from
       Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.29 Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns,
       Inc. incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.30 Deeds to Secure Debt, Mortgages, Assignments and Security Agreements,
       Assignment of Rents and Leases, Assignments of Income and Promissory
       Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc.
       secured by 14 separate Jameson Inns incorporated by reference to Exhibit
       10.34 to the Registration Statement on Form S-4, File No. 333-74149.
 10.31 Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on
       Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996.
 12.1  Ratios of Earnings to Combined Fixed Charges and Preferred Stock
 21.1  List of subsidiaries of Jameson Inns, Inc. incorporated by reference to
       Exhibit 21.1 to the Registration Statement on Form S-4, File No. 333-
       74149.
 23.1  Consent of Ernst & Young LLP.

                         Report of Independent Auditors

The Board of Directors
Jameson Inns, Inc.

   We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Atlanta, Georgia
February 12, 1999

                               JAMESON INNS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
Assets
Property and equipment.............................. $168,880,042  $117,515,375
Less accumulated depreciation.......................  (16,754,843)  (12,584,189)
                                                     ------------  ------------
                                                      152,125,199   104,931,186
Cash................................................      500,377       338,581
Lease revenue receivable............................    2,289,753     1,457,672
Deferred finance costs, net.........................    1,110,336       781,472
Other assets........................................      303,497        96,785
                                                     ------------  ------------
                                                     $156,329,162  $107,605,696
                                                     ============  ============
Liabilities and stockholders' equity
Mortgage notes payable.............................. $ 53,697,435  $ 29,624,889
Accounts payable and accrued expenses...............      199,730       213,411
Accounts payable to affiliates......................    2,087,106     2,185,884
Accrued interest payable............................      350,436       164,757
Accrued property taxes..............................      432,168       255,874
Preferred stock dividends payable...................      693,750           --
                                                     ------------  ------------
                                                       57,460,625    32,444,815
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized
   9.25% Series A Cumulative Preferred Stock, $1 par
    value, liquidation preference $25 per share,
    1,200,000 shares (0 in 1997) issued and
    outstanding.....................................    1,200,000           --
  Common stock, $.10 par value, 40,000,000 shares
   authorized,
   9,895,810 shares (9,774,075 in 1997) issued and
   outstanding......................................      989,581       977,408
  Additional paid-in capital........................   97,705,947    75,210,464
  Retained deficit..................................   (1,026,991)   (1,026,991)
                                                     ------------  ------------
Total stockholders' equity..........................   98,868,537    75,160,881
                                                     ------------  ------------
                                                     $156,329,162  $107,605,696
                                                     ============  ============


                            See accompanying notes.

                               JAMESON INNS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------- ----------- ----------
Lease revenue..............................  $18,229,748 $12,966,185 $9,376,101
Expenses:
  Property tax expense.....................    1,041,687     683,902    461,516
  Insurance expense........................      481,932     422,890    271,835
  Depreciation.............................    5,636,079   3,898,091  2,669,574
  General and administrative expenses......      592,041     444,908    499,006
  Loss on disposal of furniture and
   equipment...............................      507,718     143,544     47,849
  Loss on impairment of real estate........    2,507,000         --         --
                                             ----------- ----------- ----------
Total expenses.............................   10,766,457   5,593,335  3,949,780
                                             ----------- ----------- ----------
Income from operations.....................    7,463,291   7,372,850  5,426,321
Interest expense, net of capitalized
 amounts...................................    1,656,240     777,718  1,385,512
                                             ----------- ----------- ----------
Income before extraordinary loss...........    5,807,051   6,595,132  4,040,809
Extraordinary loss--early extinguishment of
 debt......................................      133,951     689,542    989,376
                                             ----------- ----------- ----------
Net income.................................    5,673,100   5,905,590  3,051,433
Less preferred stock dividends.............    2,188,050         --         --
                                             ----------- ----------- ----------
Net income attributable to common
 stockholders..............................  $ 3,485,050 $ 5,905,590 $3,051,433
                                             =========== =========== ==========
Per common share:
Income before extraordinary loss:
  Basic....................................  $       .37 $       .72 $      .65
  Diluted..................................  $       .36 $       .70 $      .63
Net income:
  Basic....................................  $       .36 $       .64 $      .49
  Diluted..................................  $       .35 $       .63 $      .48


                            See accompanying notes.

                               JAMESON INNS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Preferred   Common  Contributed   Retained    Stockholders'
                           Stock     Stock     Capital      Deficit       Equity
                         ---------- -------- -----------  -----------  -------------
Balance at January 1,
 1996................... $      --  $385,795 $22,395,546  $(1,026,991)  $21,754,350
  Issuance of common
   stock, net of
   offering expense.....        --   339,703  30,787,970          --     31,127,673
  Exercise of stock
   options..............        --     3,770     288,109          --        291,879
  Vesting of stock
   options..............        --       --       63,542          --         63,542
  Vesting of restricted
   stock grant..........        --     6,479      28,852          --         35,331
  Common stock dividends
   ($0.86 per share)....        --       --   (2,509,817)  (3,051,433)   (5,561,250)
  Net income............        --       --          --     3,051,433     3,051,433
                         ---------- -------- -----------  -----------   -----------
Balance at December 31,
 1996...................        --   735,747  51,054,202   (1,026,991)   50,762,958
  Issuance of common
   stock, net of
   offering expense.....        --   234,549  25,887,675          --     26,122,224
  Exercise of stock
   options..............        --     6,981     413,417          --        420,398
  Vesting of stock
   options..............        --       --       37,424          --         37,424
  Vesting of restricted
   stock grant..........        --       131      70,652          --         70,783
  Common stock dividends
   ($0.90 per share)....        --       --   (2,252,906)  (5,905,590)   (8,158,496)
  Net income............        --       --          --     5,905,590     5,905,590
                         ---------- -------- -----------  -----------   -----------
Balance at December 31,
 1997...................        --   977,408  75,210,464   (1,026,991)   75,160,881
  Issuance of preferred
   and common stock, net
   of offering expense..  1,200,000    4,253  27,839,002          --     29,043,255
  Exercise of stock
   options..............        --     5,930     353,089          --        359,019
  Vesting of stock
   options..............        --       --          --           --            --
  Vesting of restricted
   stock grant..........        --     1,990      60,442          --         62,432
  Common stock dividends
   ($0.94 per share)....        --       --   (3,784,845)  (5,457,255)   (9,242,100)
  Preferred stock
   dividends
   ($1.82 per share)....        --       --   (1,972,205)    (215,845)   (2,188,050)
  Net income............        --       --          --     5,673,100     5,673,100
                         ---------- -------- -----------  -----------   -----------
Balance at December 31,
 1998................... $1,200,000 $989,581 $97,705,947  $(1,026,991)  $98,868,537
                         ========== ======== ===========  ===========   ===========


                            See accompanying notes.

                               JAMESON INNS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31
                                      ----------------------------------------
                                          1998          1997          1996
                                      ------------  ------------  ------------
Operating Activities
Net income..........................  $  5,673,100  $  5,905,590  $  3,051,433
Adjustments to reconcile net income
 to cash provided by operating
 activities:
  Extraordinary loss................       133,951       596,526       989,376
  Depreciation and amortization.....     5,750,186     3,977,605     2,762,660
  Loss on disposal of furniture and
   equipment........................       507,718       143,544        47,849
  Stock-based compensation expense..        62,432       108,207        98,873
  Loss on impairment of real
   estate...........................     2,507,000           --            --
  Changes in assets and liabilities
   increasing (decreasing) cash:
    Lease revenue receivable........      (832,081)     (773,048)     (188,770)
    Other assets....................      (206,712)      186,794      (202,130)
    Accounts payable and accrued
     expenses.......................       (13,681)      193,290       (45,828)
    Accounts payable to affiliates..       (98,778)    1,552,424        64,799
    Accrued interest payable........       185,679        44,214       (30,639)
    Accrued property taxes and other
     accrued liabilities............       176,294       125,205        78,857
                                      ------------  ------------  ------------
Net cash provided by operating
 activities.........................    13,845,108    12,060,351     6,626,480
Investing Activities
Additions to property and
 equipment..........................   (55,844,810)  (37,362,186)  (23,548,156)
                                      ------------  ------------  ------------
Net cash used in investing
 activities.........................   (55,844,810)  (37,362,186)  (23,548,156)
Financing Activities
Common stock dividends paid.........    (9,242,100)   (8,158,496)   (5,561,250)
Preferred stock dividends paid......    (1,494,300)          --            --
Proceeds from issuance of preferred
 and common stock, net of offering
 expense............................    29,043,255    26,122,224    31,127,673
Proceeds from exercise of stock
 options............................       359,019       420,398       291,879
Proceeds from mortgage notes
 payable............................    53,936,020    33,919,713    27,466,333
Payment of deferred finance costs...      (576,922)     (260,306)   (1,066,270)
Payments on mortgage notes payable..   (29,863,474)  (26,612,029)  (35,363,031)
                                      ------------  ------------  ------------
Net cash provided by financing
 activities.........................    42,161,498    25,431,504    16,895,334
Net increase (decrease) in cash.....       161,796       129,669       (26,342)
Cash at beginning of year...........       338,581       208,912       235,254
                                      ------------  ------------  ------------
Cash at end of year.................  $    500,377  $    338,581  $    208,912
                                      ============  ============  ============
Supplemental Information
Interest paid, net of interest
 capitalized........................  $  2,252,778  $    733,504  $  1,416,151
                                      ============  ============  ============
State income and franchise taxes
 paid...............................  $     17,353  $     16,752  $      3,772
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

   At December 31, 1998, there were 81 Inns in operation in six Southeastern states with a total of 3,748 rooms and an additional 33 Inns under development, including 20 under construction in these same six states as well as two new states, and contracts to acquire 13 additional parcels of land on which additional Inns are expected to be constructed in 1999. At December 31, 1998, 20-room expansions of eight existing Inns were also being constructed.

   Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 1998, the Company had one wholly-owned and two 99.8%-owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company's Chairman and CEO and his spouse own the remaining 0.2% of these two subsidiaries.

   The Company's principal business includes arranging construction and permanent financing, land acquisition, ownership of the Inns, capital improvements to the Inns, and acquisition and replacement of furniture, fixtures and equipment for the Inns.

   The Company has several business relationships with Jameson Hospitality, LLC ("JH") including contracts to construct the new Inns (see Note 8) and the lease to operate the Inns (see Note 3). JH is the successor to Jameson Development Company, LLC and Jameson Operating Company II, LLC which previously held the contracts and the lease, respectively. JH is wholly-owned by Thomas W. Kitchin, chairman and chief executive officer of the Company, and his wife.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Accounting Policies

   Property and Equipment

   Costs incurred to acquire and open new Inn locations or to renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs and real estate taxes. Interest costs of $1,125,935, $637,290 and $526,130 were capitalized in 1998, 1997 and 1996, respectively.

   Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and five years (furniture, fixtures and equipment).

                               JAMESON INNS, INC.

   Property and equipment consists of the following at December 31:

                                                         1998          1997
                                                     ------------  ------------
     Land and improvements.......................... $ 34,671,144  $ 21,525,941
     Buildings......................................   98,322,232    75,117,503
     Furniture, fixtures and equipment..............   18,849,944    14,018,665
     Construction in process........................   17,036,722     6,853,266
                                                     ------------  ------------
                                                      168,880,042   117,515,375
     Accumulated depreciation.......................  (16,754,843)  (12,584,189)
                                                     ------------  ------------
                                                     $152,125,199  $104,931,186
                                                     ============  ============

   In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations or held for sale when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1998, the Company recognized a $2,507,000 loss on impairment of real estate related to one of the hotel properties, which is being actively marketed for sale. No other impairment losses have been recognized.

   Deferred Finance Costs

   Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn. Amortization of deferred finance costs is included in interest expense on the consolidated statement of operations. Accumulated amortization totaled $180,910 and $88,708 as of December 31, 1998 and 1997, respectively.

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

   Earnings Per Share

   Net income attributable to common stock is reduced by all preferred stock dividends declared through the end of the period.

                               JAMESON INNS, INC.

   Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock.

   Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding shares of Preferred Stock, outstanding restricted shares of Common Stock and outstanding stock options, using the treasury stock method and the average stock price during the period.

  Recently Issued Accounting Standards

   During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

   The Company develops and owns limited service hotel Inns in the southeastern United States which are all leased to JH (see Note 3). The Company separately evaluates the performance of each of its Inns. However, because each of the Inns have similar economic characteristics, facilities and services, the Inns have been aggregated into a single dominant segment.

   The Company evaluates performance and allocates resources primarily based on estimated return on investment. Return on investment represents income divided by average cost of the real estate asset. All other segment measurements are disclosed in the Company's consolidated financial statements.

3. The Lease

   The Company has entered into a master lease, whereby all of the operating Inns are leased to JH. Therefore, all of the lease revenue and related receivables are derived from this lease.

   The Lease, which expires December 31, 2007, provides for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264.00 per month for each rentable room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by JH over the relevant period. The percentage is 39% of such revenues up to $21.62 per day per room in 1998 over the period, plus 65% of all additional average daily room rental revenues, provided, however, that total rent for any calendar year is not to exceed 47% of total room rental revenues for that year. The $21.62 per room amount used in calculating Percentage Rent is subject to adjustment each year end based on changes in the Consumer Price Index and as of January 1, 1999 was $22.18.

   Base rent totaled $10,501,920, $7,532,712, and $5,469,288 in 1998, 1997 and
1996, respectively, and assuming the same number of rooms in operation as at December 31, 1998, would total $11,873,664 per year until the Lease expires.

   The Lease requires the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company intends to maintain cash reserves or sufficient access to borrowings equal to 4% of room revenues of JH, less amounts expended to date, to fund the Company's future capital expenditures for such replacements and refurbishments. JH is required to pay workers compensation insurance premiums, utility costs and all other costs and expenses incurred in the operations of the Inns.

                               JAMESON INNS, INC.

4. Mortgage Notes Payable

   As of December 31, long-term debt consists of:

                                                           1998        1997
                                                        ----------- -----------
   Notes payable on Inns:
     Terms of seven years, due in monthly installments
      of principal and interest with any remaining
      unpaid balances payable in full on the
      individual note's maturity date. Maturity dates
      range from 2003 to 2005. Interest rates are
      adjusted to a specified spread above the prime
      rate, and ranged from 8.125% to 9.0% at December
      31, 1998. Secured by mortgages on 24 of the
      Inns............................................  $23,843,114 $15,557,415
   Line of credit:
     $46.2 million line of credit ("the Line")
      convertible beginning in 1998 to term notes due
      at various dates through 2007. At December 31,
      1998, the Company had $18.7 million available to
      borrow. The Line bears interest at initial
      annual rates ranging from 8.5% to 9.0%, which is
      adjusted annually to the prime rate plus .25% or
      .5%, with a floor of 7% and a cap of 13% (8.5%
      to 9.0% at December 31, 1998). Payments of
      interest are due monthly, and monthly payments
      of principal and interest commence at various
      dates beginning September 1998. Principal under
      each term loan under the Line is being amortized
      using a 15-year period and is payable in full at
      various dates from 2003 to 2007. Secured by
      mortgages on 41 of the Inns.....................   27,463,179  11,286,332
   Construction obligations:
     $16.6 million, including pending draws on
      construction loans. As of December 31, 1998,
      $14.2 million was available for borrowing. The
      construction loans have terms of seven years and
      are due in monthly installments of interest only
      for 18 months and principal and interest using a
      15-year amortization schedule thereafter until
      the individual note's maturity date. The notes'
      interest rates are adjusted annually to a
      specified rate above the prime rate. Interest
      rates at December 31, 1998 ranged from 7.875% to
      8.875%. Secured by 10 Inns under construction...    2,391,142   2,781,142
                                                        ----------- -----------
                                                        $53,697,435 $29,624,889
                                                        =========== ===========

   At December 31, 1998 and 1997, approximately $119.0 and $80.4 million, respectively, of the Company's net book value of property and equipment collateralized the mortgage notes payable. At December 31, 1998 and 1997, the carrying value of the long-term debt approximated its fair value.

                              JAMESON INNS, INC.

   The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 1998:

     1999........................................................... $ 1,050,496
     2000...........................................................   3,023,316
     2001...........................................................   3,320,081
     2002...........................................................   3,518,474
     2003...........................................................   3,642,867
     Thereafter.....................................................  39,142,201
                                                                     -----------
                                                                     $53,697,435
                                                                     ===========

   The Company used proceeds of its preferred stock offering in 1998 and common stock offerings in 1997 and 1996 to early extinguish debt in those years. As a result of the early extinguishment of certain debt in 1998, 1997, and 1996, the Company had extraordinary losses of $133,951, $689,542 and $989,376, respectively, comprised of the write-off of unamortized deferred finance costs and prepayment penalties.

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

   Holders of Series A Preferred Stock generally will have no voting rights except as required by law. In addition, certain changes to the terms of the Series A Preferred Stock that would be materially adverse to the rights of holders of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least a majority of the outstanding Series A Preferred Stock.

   The Series A Preferred Stock is not convertible into or exchangeable for any other property or securities.

   Upon the occurrence of a Change of Control Event, as defined, at any time prior to March 18, 2003, the Company may redeem all of the outstanding Series A Preferred Stock at a purchase price ranging from $25.05 to $26.05 per share (depending on the date of the redemption), plus accrued and unpaid dividends (if any) to the date of redemption. Except in certain circumstances relating to preservation of the Company's status as a REIT and in connection with a change of control of the Company, the Series A Preferred Stock is not redeemable prior to March 18, 2003. On and after such date, the Series A Preferred stock will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date (whether or not declared) without interest.

                              JAMESON INNS, INC.

   Stock Options

   The Company adopted the 1993 Stock Incentive Plan ("1993 Plan") and originally reserved 320,000 shares of common stock to provide incentives to attract and retain officers, key employees and directors of both the Company and JH. The Company's 1993 Stock Incentive Plan provides for a number of shares equal to 10% of the Company's outstanding common shares to be available to provide incentives to retain key personnel at both the Company and JH. In 1996, the Jameson 1996 Stock Incentive Plan ("1996 Plan") was adopted and 500,000 shares were reserved for issuance. As of December 31, 1998 the Company had a total of 1,337,698 shares reserved for future issuance, including 510,287 shares available for future option grants under the 1993 and 1996 Plans.

   The Company's Director Stock Option Plan ("1995 Director Plan") initially reserved 150,000 shares of Common Stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In addition, the Company adopted the 1997 Director Stock Option Plan ("1997 Director Plan") in November 1997. The 1997 Director Plan initially reserved 200,000 shares of Common Stock and provides that at time of the Company's approval of the plan and subsequently upon each annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 1998, a total of 325,000 shares are reserved for future issuance under the 1995 Director Plan and the 1997 Director Plan, including 220,000 options available to be granted at December 31, 1998.

   A summary of the stock option activity in the 1993, 1996, 1995 Director and 1997 Director Plans follows:

                                                                   Weighted
                                     Number       Range of         Average
                                       of      Exercise Price   Exercise Price
                                     Shares       Per Share       Per Share
                                     -------  ----------------- --------------
   Options outstanding, January 1,
    1996............................ 459,540  $ 6.65  - $ 8.75     $ 7.17
     Granted in 1996................  27,500  $10.875              $10.875
     Exercised in 1996.............. (37,697) $ 6.65  - $ 7.25     $ 7.08
     Forfeited in 1996.............. (21,500) $ 6.65  - $ 8.75     $ 8.27
                                     -------
   Options outstanding December 31,
    1996............................ 427,843  $ 6.65  - $10.875    $ 7.36
     Granted in 1997................ 497,000  $11.375 - $11.75     $11.63
     Exercised in 1997.............. (86,992) $ 6.65  - $10.875    $ 7.11
     Forfeited in 1997.............. (30,000) $ 7.25  - $11.75     $11.28
                                     -------
   Options outstanding December 31,
    1997............................ 807,851  $ 6.65  - $11.75     $ 9.87
     Granted in 1998................ 175,000  $ 9.125 - $11.375    $10.63
     Exercised in 1998.............. (50,737) $ 6.65  - $10.875    $ 7.07
     Forfeited in 1998.............. (84,000) $10.00  - $11.75     $11.39
                                     -------
   Options outstanding December 31,
    1998............................ 848,114  $ 6.65  - $11.75     $10.04
                                     =======
   Options exercisable
     December 31, 1996.............. 282,844  $ 6.65  - $ 8.125    $ 7.25
                                     =======
     December 31, 1997.............. 365,855  $ 6.65  - $11.62     $ 7.78
                                     =======
     December 31, 1998.............. 417,714  $ 6.65  - $11.75     $ 8.71
                                     =======

                               JAMESON INNS, INC.

   The weighted average exercise price of the 848,114 options outstanding at December 31, 1998 was $10.04. The weighted average exercise price of options exercisable at December 31, 1998 was $8.71. The average contractual life remaining on options outstanding at December 31, 1998 was 7.93 years.

   As presented in the table above, the Company had a total of 848,114 options outstanding at December 31, 1998. A portion of these options 251,781 have exercise prices of $6.65 to $7.25, a weighted average exercise price of $7.12 and an average remaining contractual life of 5.66 years. All of the options outstanding in this group were exercisable with a weighted average price per share of $7.12. At December 31, 1998, the Company also had 596,333 options outstanding with an exercise price of $8.125 to $11.75, a weighted average exercise price of $11.28 and an average remaining contractual life of 8.89 years. Of this outstanding amount, 165,933 options were exercisable with a weighted average price per share of $11.13.

   Restricted Stock

   In 1998, 1997 and 1996, the Company awarded 20,821, 1,400 and 65,270 shares, respectively of Common Stock to certain officers and employees of the Company and JH, under the provisions of the 1996 Plan. The shares vest ten years after date of grant, assuming the individual is continuously employed by one of the two companies at that date. Holders are entitled to all dividends prior to forfeiture or full vesting. As of December 31, 1998, 84,297 restricted shares of common stock remain outstanding; the balance were forfeited and returned to the Company.

   Compensation expense resulting from the stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant; and is being recorded over the ten-year vesting period using the straight line method, net of forfeitures. The expense recorded was $62,432 in 1998, $62,389 in 1997 and $35,331 in 1996.

   Pro Forma Effects of Stock-based Compensation

   Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996; risk-free interest rates of 4.10% to 6.69%; a dividend yield of 8%; a volatility factor of the expected market price of the Company's Common Stock of .196, .197 or .208, respectively; and an expected life of the option of 3 to 10 years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:

                                                            1998   1997   1996
                                                           ------ ------ ------
     Pro forma net income (in 000's)...................... $3,419 $5,882 $3,049
     Pro forma earnings per share--basic.................. $  .35 $  .64 $  .49
     Pro forma earnings per share--diluted................ $  .34 $  .62 $  .48

                               JAMESON INNS, INC.

   Dividend Reinvestment Plan

   In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. The plan allows existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plan also allows existing shareholders to make additional cash purchases of common stock of up to $5,000 per calendar quarter. These additional cash purchases from the Company are not sold at a discount from the market price. During 1998, 1997 and 1996, 41,726, 45,483 and 21,331 shares, respectively, were purchased either through dividend reinvestments or additional cash purchases.

   Warrants

   As a part of its initial public offering, the Company issued and had warrants outstanding to purchase up to 260,000 shares of Common Stock at an exercise price of $14.85 per share; the warrants are exercisable in whole or in part from date of grant until January 26, 1999. The warrants expired in 1999 with no exercises.

6. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                             1998         1997        1996
                                          -----------  ----------  ----------
   Numerator:
     Income from continuing operations... $ 5,807,051  $6,595,132  $4,040,809
     Extraordinary loss..................    (133,951)   (689,542)   (989,376)
                                          -----------  ----------  ----------
     Net income..........................   5,673,100   5,905,590   3,051,433
     Preferred stock dividends...........  (2,188,050)        --          --
                                          -----------  ----------  ----------
     Numerator for basic earnings per
      share--income available to common
      stockholders....................... $ 3,485,050  $5,905,590  $3,051,433
                                          ===========  ==========  ==========
   Denominator:
     Weighted average shares
      outstanding........................   9,836,624   9,285,670   6,239,407
     Less: Unvested restricted shares....     (64,734)    (63,661)    (61,505)
                                          -----------  ----------  ----------
   Denominator for basic earnings per
    share................................   9,771,889   9,222,009   6,177,902
   Plus: Effect of dilutive securities
     Employee and director stock
      options............................      95,497     146,511     129,876
     Unvested restricted shares..........      61,509      44,999      57,979
                                          -----------  ----------  ----------
   Total dilutive potential common
    shares...............................     157,006     191,510     187,855
                                          -----------  ----------  ----------
   Denominator for diluted earnings per
    share-adjusted weighted average
    shares and assumed conversions.......   9,928,895   9,413,519   6,365,757
                                          ===========  ==========  ==========
   Basic Earnings Per Common Share:
   Income before extraordinary loss...... $      0.37  $     0.72  $     0.65
   Extraordinary loss....................        (.01)       (.08)       (.16)
                                          -----------  ----------  ----------
   Net income per common share........... $      0.36  $     0.64  $     0.49
                                          ===========  ==========  ==========
   Diluted Earnings Per Common Share:
   Income before extraordinary loss...... $      0.36  $     0.70  $     0.63
   Extraordinary loss....................       (0.01)       (.07)       (.15)
                                          -----------  ----------  ----------
   Net income............................ $      0.35  $     0.63  $     0.48
                                          ===========  ==========  ==========

                               JAMESON INNS, INC.

   Options to purchase 503,833 and 27,500 shares of Common Stock during 1998, 1997 and 1996, respectively, warrants to purchase 260,000 shares of Common Stock during 1998, 1997 and 1996 and stock appreciation rights to acquire 150,000 shares of Common Stock during 1996 were all outstanding but were not included in the computation of diluted earnings per share because the securities' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Income Taxes

   The Company recorded no provision for federal income taxes in 1998, 1997 or 1996 due to its REIT status. State tax expense, which is not material, is included in general and administrative expenses. At December 31, 1998, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the IPO, future utilization of the net operating loss carryforwards by the Company, may be limited.

   The Company declared and paid dividends on its Common Stock of $.94, $.90 and $.86 per share in 1998, 1997 and 1996, respectively. Of these dividends, $.72, $.73 and $.56 per share represents ordinary income and $.22, $.17 and $.30 per share represents return of capital in 1998, 1997 and 1996, respectively.

8. Additional Related Party Transactions

   The Company shares employees and office space with Kitchin Investments, Inc., which is wholly owned by Thomas W. Kitchin, the Company's chairman and chief executive officer. Under the cost reimbursement agreement, Kitchin Investments, Inc. charged the Company approximately $200,000, $220,000 and $194,000 for its allocation of salary, office overhead, and other general and administrative costs in 1998, 1997 and 1996, respectively. Accounts payable to affiliates at December 31, 1998 and 1997 includes $118,861 and $54,251, respectively, due to this related party.

   JH identifies sites and constructs the Inns for the Company. The Company paid JH and its predecessor companies a total of $41,055,000, $29,628,000 and $18,932,000 for construction of new Inns, Inn expansions, fitness centers or renovations during the years ended December 31, 1998, 1997 and 1996, respectively.

9. Other Commitments and Contingencies

   As of December 31, 1998, the Company had executed or expected to execute construction contracts with JH, for new Inns or expansions totaling $59.8 million, of which $42.8 million had not been expended.

   The Company leases its headquarters' office space in Atlanta, Georgia, and land underlying certain of its Inns which are built or under construction. The leases require future minimum payments as follows:

     1999............................................................ $  282,638
     2000............................................................    295,765
     2001............................................................    309,251
     2002............................................................    319,236
     2003............................................................    120,612
     Thereafter......................................................  3,210,502
                                                                      ----------
                                                                      $4,538,003
                                                                      ==========

                               JAMESON INNS, INC.

   The rent expense under the office lease is paid by Kitchin Investments, Inc. and is allocated under the cost reimbursement agreement described in Note 8. An insignificant amount of allocated rent expense is included in general and administrative expense in the Company's statement of operations.

   The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10. Subsequent Events

   On January 14, 1999, the Company entered into an agreement with a bank to provide $17 million in financing, which will be secured by 14 Inns with a net book value of approximately $17,800,000 at December 31, 1998. The note bears interest at the weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 3.75% per annum and is payable in monthly installments of principal and interest of $147,000 until January 2019 when the note matures. In addition, each month $15,000 must be deposited into a replacement reserve account until such time as the reserve account has a balance not less than $200,000.

11. Pending Events

   On January 27, 1999, the Company announced plans to merge with Signature Inns, Inc. ("Signature"). Signature owns and operates 25 hotels and manages one additional hotel, all of which are located in the midwestern United States. The Company and Signature have executed a merger agreement, currently pending stockholder approval. Prior to the merger, JH will acquire certain of the assets and assume certain liabilities related to the operation of the Inns such that Signature will be able to merge with a REIT without disqualifying the REIT's future tax status. Upon completion of the merger, the common stockholders of Signature will receive half a share of the Company's common stock plus $1.50 in cash for each share of Signature common stock. The amount of cash payment will be reduced if a dividend is declared and paid to the holders of Signature common stock prior to the consummation of the merger. The holders of the outstanding shares of the Signature $1.70 Cumulative Convertible Preferred Stock, Series A, would receive the equivalent number of shares of a newly created $1.70 Cumulative Convertible Preferred Stock, Series S ("Series S Preferred Stock"), of the Company which, upon conversion at the election of the holder thereof, the holder would receive 1.04 shares of the Company's common stock, plus a cash payment of $3.125 for each share of Series S Preferred Stock converted. This transaction will be accounted for using the purchase method of accounting.

   On November 3, 1998, the Board of Directors approved the proposed acquisition by the Company of the outdoor advertising assets of JH. These assets consist of approximately 100 road side billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties is placed. It is anticipated that these billboards will be leased back to JH and will continue to be used for the same type of advertising. The consideration payable to JH will consist of (i) 72,727 newly issued shares of the Company's Series A Preferred Stock, (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $735,000 which is secured by mortgages on the billboards and the revenues generated therefrom. It is currently anticipated that this transaction will close in April of 1999 and that JH will distribute the shares of the Series A Preferred Stock it receives to Thomas W. Kitchin and his wife.

                               JAMESON INNS, INC.

12. Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                   1998 Quarters
                                    --------------------------------------------
                                      First      Second      Third      Fourth
                                    ---------- ----------  ---------- ----------
Lease revenue.....................  $3,852,678 $4,742,604  $5,032,808 $4,601,658
Income before extraordinary loss..   1,465,414     66,341   2,606,566  1,668,730
Net income........................   1,437,378    (11,673)  2,578,665  1,668,730
Earnings per common share:
  Income before extraordinary
   loss:
    Basic.........................         .14       (.06)        .20        .10
    Diluted.......................         .14       (.06)        .19        .10
  Net income:
    Basic.........................         .14       (.07)        .19        .10
    Diluted.......................         .13       (.07)        .19        .10
                                                   1997 Quarters
                                    --------------------------------------------
                                      First      Second      Third      Fourth
                                    ---------- ----------  ---------- ----------
Lease revenue.....................  $2,735,543 $3,242,524  $3,554,015 $3,434,103
Income before extraordinary loss..   1,210,869  1,889,061   2,012,263  1,482,939
Net income........................     521,327  1,889,061   2,012,263  1,482,939
Earnings per common share:
  Income before extraordinary
   loss:
    Basic.........................        0.15       0.20        0.21       0.15
    Diluted.......................        0.15       0.19        0.20       0.15
  Net income:
    Basic.........................        0.07       0.20        0.21       0.15
    Diluted.......................        0.06       0.19        0.20       0.15

   Quarterly earnings per share do not sum to the annual earnings per share amounts due to the effects of the timing of stock issuances and fluctuations in average price during the period.

                              Jameson Inns, Inc.
            Schedule III--Real Estate and Accumulated Depreciation
                            As of December 31, 1998

                                                      Cost Capitalization      Gross Amount at
                                                         Subsequent to         Which Carried at
                                    Initial Cost          Acquisition          Close of Period
                                --------------------- ---------------------  --------------------
                                          Buildings,            Buildings,            Buildings,
                      Mortgage           Equipment &            Equipment &           Equipment &            Accumulated    Date
    Property            Debt      Land   Improvements   Land    Improvement    Land   Improvement   Total    Depreciation Acquired
    --------         ---------- -------- ------------ --------  -----------  -------- ----------- ---------- ------------ --------
Georgia:
 Albany (f)......    $1,300,000 $265,344  $     --    $ 92,308  $1,720,896   $357,652 $1,720,896  $2,078,548  $ 266,594     1994
 Americus (f)....     1,060,668  131,629        --     222,297   2,547,560    353,926  2,547,560   2,901,486    635,738     1991
 Bainbridge (f)..     1,450,000  125,000        --         --    1,648,821    125,000  1,648,821   1,773,821    309,628     1994
 Brunswick (f)...     1,600,000  175,275        --         --    1,668,783    175,275  1,668,783   1,844,057    215,371     1994
 Calhoun (f).....       501,000  113,722        --      18,008   1,637,831    131,730  1,637,831   1,769,561    400,870     1988
 Carrollton (f)..         2,000  225,000        --      50,029   1,649,505    275,029  1,649,505   1,924,534    325,094     1993
 Commerce (f)....       501,000  304,809        --       1,300   1,311,933    306,109  1,311,933   1,618,042    137,834     1996
 Conyers (f).....     1,050,000  301,128        --         --    1,421,668    301,128  1,421,668   1,722,796    154,149     1996
 Covington (f)...       500,667  141,452        --      22,399   1,321,622    163,851  1,321,622   1,485,472    399,448     1990
 Dalton..........     1,100,000  546,257        --         --    1,494,173    546,257  1,494,173   2,040,430     14,621     1998
 Douglas (f).....     1,000,000  120,033        --         --    1,183,407    120,033  1,183,407   1,303,440    188,509     1995
 Dublin (f)......        10,000       --        --         --    1,410,670         --  1,410,670   1,410,670    111,436     1997
 Eastman.........            --   87,883        --      13,917   1,414,861    101,800  1,414,861   1,516,661    441,227     1989
 Fitzgerald......            --  133,515        --         --    1,087,492    133,515  1,087,492   1,221,007    240,773     1993
 Greensboro......            --  109,840        --      17,394   1,475,529    127,234  1,475,529   1,602,763    486,765     1989
 Hartwell (f)....     1,060,668   85,000        --      13,460   1,398,752     98,460  1,398,752   1,497,212    360,275     1991
 Jesup (f).......       705,000   89,917        --      14,239   2,054,759    104,156  2,054,759   2,158,915    625,785     1990
 Kingsland.......     1,100,000  283,432        --         --    1,428,008    283,432  1,428,008   1,711,440     44,786     1997
 LaGrange (f)....     1,050,000  200,073        --         --    1,969,706    200,073  1,969,706   2,169,779    185,115     1995
 Macon (f).......       478,227  288,518        --         --    1,381,681    288,518  1,381,681   1,670,198     75,890     1997
 Milledgeville...            --  575,582  4,826,285   (372,500) (1,900,770)   203,082  2,925,515   3,128,597  1,437,779     1991
 Oakwood (f).....       800,000  258,903        --         --    1,345,171    258,903  1,345,171   1,604,074    132,524     1996
 Perry (f).......        35,000  238,325        --         --    1,400,513    238,325  1,400,513   1,638,839     73,372     1997
 Statesboro (f)..     1,060,668  132,817        --      21,032   1,433,953    153,849  1,433,953   1,587,802    526,841     1988
 Thomaston (f)...       500,667  157,181        --      24,890   2,106,307    182,071  2,106,307   2,288,379    556,562     1990
 Thomasville.....       596,356  331,161        --         --    1,500,000    331,161  1,500,000   1,831,161         --     1998
 Valdosta (f)....     1,500,000  166,632        --         --    1,609,988    166,632  1,609,988   1,776,620    305,942     1994
 Warner Robins (f)..    510,000  365,853        --         --    2,040,046    365,853  2,040,046   2,405,898    137,313     1997
 Washington (f)..     1,060,668  107,780        --      17,067   1,301,326    124,847  1,301,326   1,426,173    395,444     1989
 Waycross (f)....         1,000   87,000        --      13,777   2,041,452    100,777  2,041,452   2,142,229    425,343     1992
 Waynesboro (f)..     1,050,000  142,501        --         --    1,258,183    142,501  1,258,183   1,400,685    170,147     1995
 Winder (f)......       500,667  124,500  1,268,199        --      698,220    124,500  1,966,419   2,090,919    720,794     1988
                                    Life on
                                     Which
                                  Depreciation
                                   in Latest
                                     Income
                       Date of    Statement is
    Property         Construction   Computed
    --------         ------------ ------------
Georgia:
 Albany (f)......        1995         (e)
 Americus (f)....        1992         (d)
 Bainbridge (f)..        1994         (e)
 Brunswick (f)...        1995         (e)
 Calhoun (f).....        1988         (d)
 Carrollton (f)..        1994         (e)
 Commerce (f)....        1996         (e)
 Conyers (f).....        1996         (e)
 Covington (f)...        1990         (d)
 Dalton..........        1998         (e)
 Douglas (f).....        1995         (e)
 Dublin (f)......        1997         (e)
 Eastman.........        1989         (d)
 Fitzgerald......        1994         (e)
 Greensboro......        1990         (d)
 Hartwell (f)....        1992         (d)
 Jesup (f).......        1990         (d)
 Kingsland.......        1998         (e)
 LaGrange (f)....        1996         (e)
 Macon (f).......        1997         (e)
 Milledgeville...          --         (d)
 Oakwood (f).....        1997         (e)
 Perry (f).......        1998         (e)
 Statesboro (f)..        1989         (d)
 Thomaston (f)...        1990         (d)
 Thomasville.....        1998         (e)
 Valdosta (f)....        1995         (e)
 Warner Robins (f)..     1997         (e)
 Washington (f)..        1990         (d)
 Waycross (f)....        1993         (e)
 Waynesboro (f)..        1996         (e)
 Winder (f)......          --         (d)

                              Jameson Inns, Inc.
      Schedule III--Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1998

                                                 Cost Capitalization     Gross Amount at
                                                    Subsequent to       Which Carried at
                                Initial Cost         Acquisition         Close of Period
                            -------------------- --------------------- -------------------
                                     Buildings,            Buildings,          Buildings,
                  Mortgage          Equipment &            Equipment &         Equipment &           Accumulated    Date
    Property        Debt     Land   Improvements   Land    Improvement  Land   Improvement   Total   Depreciation Acquired
    --------      --------- ------- ------------ --------  ----------- ------- ----------- --------- ------------ --------
Alabama:
 Albertville
  (f)............   501,000 174,000     --            418   1,087,609  174,418  1,087,609  1,262,027   209,692      1994
 Alexander City..        -- 160,086     --            --    1,750,657  160,086  1,750,657  1,910,743   329,235      1994
 Arab (f)........     1,000 131,554     --            --    1,102,560  131,554  1,102,560  1,234,114   171,229      1995
 Auburn..........   695,944 227,000     --            --    1,369,792  227,000  1,369,792  1,596,792   101,536      1996
 Decatur (f).....     1,000 201,629     --            --    1,306,015  201,629  1,306,015  1,507,644   163,429      1995
 Eufaula (f).....   439,420 228,869     --          5,575   1,215,719  234,444  1,215,719  1,450,163   162,848      1995
 Florence (f)....     1,000 313,579     --          1,202   1,844,748  314,781  1,844,748  2,159,529   214,361      1995
 Greenville......        -- 228,511     --            --    1,292,854  228,511  1,292,854  1,521,366   129,953      1996
 Jasper (f)......        -- 225,633     --            --    2,206,996  225,633  2,206,996  2,432,629    99,578      1997
 Oxford..........        -- 307,635     --            --    1,377,263  307,635  1,377,263  1,684,898   114,126      1996
 Ozark...........        -- 176,148     --            --    1,158,334  176,148  1,158,334  1,334,482   212,430      1994
 Prattville...... 1,100,000 319,736     --            --    1,500,156  319,736  1,500,156  1,819,892     4,003      1998
 Scottsboro...... 1,150,000 324,732     --            --    1,465,636  324,732  1,465,636  1,790,368    20,135      1998
 Selma (f)....... 1,570,304 143,812     --         22,773   1,924,215  166,585  1,924,215  2,090,800   436,457      1991
 Sylacauga (f)... 1,000,889 224,476     --            --    1,420,415  224,476  1,420,415  1,644,890    97,050      1997
 Trussville...... 1,100,000 425,438     --          1,377   1,486,662  426,815  1,486,662  1,913,477    40,574      1997
 Tuscaloosa......   853,834     --      --            --    1,442,921      --   1,442,921  1,442,921   100,190      1996
Mississippi:
 Tupelo.......... 1,600,000 427,924     --            --    2,238,480  427,924  2,238,480  2,666,404    16,094      1998
North Carolina:
 Asheboro........ 1,036,280 278,841     --            --    1,462,752  278,841  1,462,752  1,741,593    93,307      1997
 Clayton/Garner.. 1,100,000 255,234     --            --    1,495,176  255,234  1,495,176  1,750,410    26,832      1998
 Dunn............    10,000 202,052     --            --    1,467,652  202,052  1,467,652  1,669,704    76,654      1997
 Eden............ 1,100,000 197,468     --             26   1,501,729  197,494  1,501,729  1,699,223    39,792      1997
 Forest City..... 1,024,606 187,294     --          2,950   1,978,748  190,244  1,978,748  2,168,992   160,601      1996
 Greenville...... 1,150,000 310,006     --            --    1,477,097  310,006  1,477,097  1,787,103    33,617      1998
 Hickory......... 1,150,000 412,322     --            --    1,550,952  412,322  1,550,952  1,963,274     4,000      1998
 Laurinburg (f)..       --  225,441     --       (181,525)  1,235,289   43,916  1,235,289  1,279,205   109,132      1996
 Lenoir.......... 1,100,000 360,923     --          1,605   1,392,471  362,528  1,392,471  1,754,999    49,849      1997
 Roanoke Rapids.. 1,150,000 320,014     --         (4,812)  1,466,839  315,202  1,466,839  1,782,041    40,311      1997
 Sanford (f).....   500,000 227,030     --         32,171   1,428,460  259,202  1,428,460  1,687,660    96,937      1996
 Smithfield...... 1,100,000 246,092     --            --    1,502,513  246,092  1,502,513  1,748,604    67,263      1997
 Wilson.......... 1,033,256 237,712     --            --    1,504,365  237,712  1,504,365  1,742,077    80,384      1996
                                 Life on
                                  Which
                               Depreciation
                                in Latest
                                  Income
                    Date of    Statement is
    Property      Construction   Computed
    --------      ------------ ------------
Alabama:
 Albertville
  (f)............     1994          (e)
 Alexander City..     1994          (e)
 Arab (f)........     1995          (e)
 Auburn..........     1997          (e)
 Decatur (f).....     1996          (e)
 Eufaula (f).....     1996          (e)
 Florence (f)....     1996          (e)
 Greenville......     1996          (e)
 Jasper (f)......     1997          (e)
 Oxford..........     1997          (e)
 Ozark...........     1995          (e)
 Prattville......     1998          (e)
 Scottsboro......     1998          (e)
 Selma (f).......     1992          (d)
 Sylacauga (f)...     1997          (e)
 Trussville......     1998          (e)
 Tuscaloosa......     1997          (e)
Mississippi:
 Tupelo..........     1998          (e)
North Carolina:
 Asheboro........     1997          (e)
 Clayton/Garner..     1998          (e)
 Dunn............     1998          (e)
 Eden............     1998          (e)
 Forest City.....     1997          (e)
 Greenville......     1998          (e)
 Hickory.........     1998          (e)
 Laurinburg (f)..     1997          (e)
 Lenoir..........     1998          (e)
 Roanoke Rapids..     1998          (e)
 Sanford (f).....     1997          (e)
 Smithfield......     1998          (e)
 Wilson..........     1997          (e)

                              Jameson Inns, Inc.
      Schedule III--Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1998

                                                 Cost Capitalization   Gross Amount at
                                                    Subsequent to     Which Carried at
                                Initial Cost         Acquisition       Close of Period
                            -------------------- ------------------- -------------------
                                     Buildings,          Buildings,          Buildings,
                  Mortgage          Equipment &          Equipment &         Equipment &           Accumulated    Date
    Property        Debt     Land   Improvements  Land   Improvement  Land   Improvement   Total   Depreciation Acquired
    --------      --------- ------- ------------ ------- ----------- ------- ----------- --------- ------------ --------
South Carolina:
 Anderson (f).... 1,060,668 201,000     --       133,385  1,981,909  334,385  1,981,909  2,316,294   408,770      1993
 Cheraw..........       --  168,458     --           --   1,136,138  168,458  1,136,138  1,304,597   182,809      1995
 Duncan.......... 1,100,000 212,246     --           --   1,450,536  212,246  1,450,536  1,662,782    64,900      1997
 Easley (f)...... 1,000,000 266,753     --         2,710  1,131,271  269,463  1,131,271  1,400,734   199,330      1994
 Gaffney.........       --  135,025     --           --   1,629,167  135,025  1,629,167  1,764,192   213,243      1995
 Georgetown......       --  144,353     --           --   1,459,517  144,353  1,459,517  1,603,870   140,299      1996
 Greenwood (f)... 1,050,000 140,231     --        20,741  1,728,439  160,972  1,728,439  1,889,411   233,085      1994
 Lancaster.......       --  150,592     --           --   1,102,564  150,592  1,102,564  1,253,155   197,282      1994
 Orangeburg......       --  165,010     --           585  1,182,215  165,595  1,182,215  1,347,810   183,884      1995
 Seneca..........       --  204,385     --           --   1,227,424  204,385  1,227,424  1,431,809   127,284      1996
 Simpsonville
  (f)............ 1,050,000 229,205     --           --   1,297,064  229,205  1,297,064  1,526,269   141,890      1996
 Spartanburg..... 1,100,000 247,838     --           --   1,457,684  247,838  1,457,684  1,705,522    76,745      1997
 Union...........       --  178,006     --           746  1,264,680  178,752  1,264,680  1,443,432   125,049      1996
Tennessee:
 Cleveland.......       --  384,688     --         4,343  1,493,867  389,031  1,493,867  1,882,898    31,057      1997
 Clinton......... 1,093,598 244,514     --           --   1,431,059  244,514  1,431,059  1,675,573    99,394      1997
 Decherd (f).....       --  254,501     --           105  1,308,050  254,606  1,308,050  1,562,656   109,406      1996
 Johnson City....   299,241 405,939     --            88  2,130,396  406,028  2,130,396  2,536,424   116,980      1997
 Tullahoma (f)...       --  303,536     --           --   1,291,079  303,536  1,291,079  1,594,615    99,866      1996
Construction in
 progress:
 Bessemer, AL....   551,903 327,192     --           --   1,343,638  327,192  1,343,638  1,670,830       --        --
 Cheraw, SC-
  Expansion......       --      --      --           --     627,198      --     627,198    627,198       --        --
 Cleveland, TN-
  Expansion......       --      --      --           --     649,821      --     649,821    649,821       --        --
 Columbia, TN....       --  483,568     --           --     172,073  483,568    172,073    655,641       --        --
 Conyers, GA-
  Expansion......       --      --      --           --     621,732       --    621,732    621,732       --        --
 Crestview, FL...    65,749 471,426     --           --     130,631  471,426    130,631    602,057       --        --
 Dalton, GA-
  Expansion......       --      --      --           --     648,542      --     648,542    648,542       --        --
                                 Life on
                                  Which
                               Depreciation
                                in Latest
                                  Income
                    Date of    Statement is
    Property      Construction   Computed
    --------      ------------ ------------
South Carolina:
 Anderson (f)....     1993          (e)
 Cheraw..........     1995          (e)
 Duncan..........     1998          (e)
 Easley (f)......     1995          (e)
 Gaffney.........     1995          (e)
 Georgetown......     1996          (e)
 Greenwood (f)...     1995          (e)
 Lancaster.......     1995          (e)
 Orangeburg......     1995          (e)
 Seneca..........     1996          (e)
 Simpsonville
  (f)............     1996          (e)
 Spartanburg.....     1998          (e)
 Union...........     1997          (e)
Tennessee:
 Cleveland.......     1998          (e)
 Clinton.........     1997          (e)
 Decherd (f).....     1997          (e)
 Johnson City....     1997          (e)
 Tullahoma (f)...     1997          (e)
Construction in
 progress:
 Bessemer, AL....      --          --
 Cheraw, SC-
  Expansion......      --          --
 Cleveland, TN-
  Expansion......      --          --
 Columbia, TN....      --          --
 Conyers, GA-
  Expansion......      --          --
 Crestview, FL...      --          --
 Dalton, GA-
  Expansion......      --          --

                              Jameson Inns, Inc.
      Schedule III--Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1998

                                                        Cost Capitalization   Gross Amount at Which
                                                           Subsequent to       Carrier at Close of
                                    Initial Cost            Acquisition               Period
                              ------------------------ --------------------- ------------------------
                                           Buildings,            Buildings,               Buildings,
                   Mortgage               Equipment &           Equipment &              Equipment &               Accumulated
    Property         Debt        Land     Improvements   Land   Improvement     Land     Improvement     Total     Depreciation
    --------      ----------- ----------- ------------ -------- ------------ ----------- ------------ ------------ ------------
 Decatur, AL-
  Expansion               --          --          --        --       610,141         --       610,141      610,141         --
 Gallatin, TN....     547,446     405,738         --        --     1,593,616     405,738    1,593,616    1,999,354         --
   Greeneville,
 TN..............     285,162     406,052         --        --       489,658     406,052      489,658      895,710         --
 Grenada, MS.....         --      350,000         --        --       281,582     350,000      281,582      631,582         --
  Harrisonburg,
 VA..............         --      435,000         --        --        61,839     435,000       61,839      496,839         --
 Hickory, NC-
  Expansion......         --          --          --        --       338,965          --      338,965      338,965         --
 Jackson, TN.....      65,016     467,741         --        --       105,331     467,741      105,331      573,072         --
 Jackson, MS.....         --      586,831         --        --        84,417     586,831       84,417      671,248         --
 Jacksonville,
 FL..............         --      679,519         --        --       217,217     679,519      217,217      896,736         --
 Lake City, FL...      61,159     391,456         --        --       625,337     391,456      625,337    1,016,793         --
 Martinsville,
 VA..............         --      411,496         --        --        94,580     411,496       94,580      506,076         --
 Meridian, MS....         --      419,856         --        --     1,816,826     419,856    1,816,826    2,236,682         --
 Newnan, GA......      71,670     529,377         --        --       219,510     529,377      219,510      748,887         --
 Oak Ridge, TN...     225,551     451,037         --        --     1,095,900     451,037    1,095,900    1,546,937         --
 Ormond Beach,
 FL..............         --      497,099         --        --       100,580     497,099      100,580      597,679         --
 Pearl, MS.......         --      564,932         --        --       624,241     564,932      624,241    1,189,173         --
 Pooler, GA......     161,632     501,223         --        --       421,001     501,223      421,001      922,224         --
 Prattville, AL-
  Expansion......         --           --         --        --       706,437          --      706,437      706,437         --
 Rome, GA........     355,855     254,849         --        --       953,648     254,849      953,648    1,208,497         --
 Trussville, AL-
  Expansion......         --          --          --        --       698,377          --      698,377      698,377         --
 Vicksburg, MS...         --      326,653         --        --     1,703,882     326,651    1,703,882    2,030,537         --
                  ----------- -----------  ----------  -------- ------------ ----------- ------------ ------------ -----------
Totals........... $53,697,435 $27,114,578  $6,094,484  $214,080 $135,456,900 $27,328,658 $141,551,384 $168,880,042 $16,754,843
                  =========== ===========  ==========  ======== ============ =========== ============ ============ ===========
                                          Life on
                                           Which
                                        Depreciation
                                         in Latest
                                           Income
                    Date     Date of    Statement is
    Property      Acquired Construction   Computed
    --------      -------- ------------ ------------
 Decatur, AL-
  Expansion           --         --           --
 Gallatin, TN....     --         --           --
   Greeneville,
 TN..............     --         --           --
 Grenada, MS.....     --         --           --
  Harrisonburg,
 VA..............     --         --           --
 Hickory, NC-
  Expansion......     --         --           --
 Jackson, TN.....     --         --           --
 Jackson, MS.....     --         --           --
 Jacksonville,
 FL..............     --         --           --
 Lake City, FL...     --         --           --
 Martinsville,
 VA..............     --         --           --
 Meridian, MS....     --         --           --
 Newnan, GA......     --         --           --
 Oak Ridge, TN...     --         --           --
 Ormond Beach,
 FL..............     --         --           --
 Pearl, MS.......     --         --           --
 Pooler, GA......     --         --           --
 Prattville, AL-
  Expansion......     --         --           --
 Rome, GA........     --         --           --
 Trussville, AL-
  Expansion......     --         --           --
 Vicksburg, MS...     --         --           --
                  -------- ------------ ------------
Totals...........     --         --           --
                  ======== ============ ============

                               Jameson Inns, Inc.

                             Notes to Schedule III

                                          1998          1997         1996
                                      ------------  ------------  -----------
(a)Reconciliation of real estate
  Balance at beginning of year....... $117,515,375  $ 80,816,228  $57,369,657
  Additions during year:
   Improvements......................   55,844,810    37,373,593   23,548,156
   Deletions.........................   (4,480,143)     (674,446)    (101,585)
                                      ------------  ------------  -----------
  Balance at end of year............. $168,880,042  $117,515,375  $80,816,228
                                      ============  ============  ===========
(b)Reconciliation of accumulated
 depreciation
  Balance at beginning of year....... $ 12,584,189  $  9,205,591  $ 6,589,753
   Depreciation for the year.........    5,636,079     3,898,091    2,669,574
   Retirements.......................   (1,465,425)     (519,493)     (53,736)
                                      ------------  ------------  -----------
  Balance at end of year............. $ 16,754,843  $ 12,584,189  $ 9,205,591
                                      ============  ============  ===========

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
   years

(f) This Inn is one of 41 Inns securing the Company's $46.2 million line of credit. Amount of debt listed as outstanding is an allocation.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Jameson Inns, Inc.

   We have audited the consolidated financial statements of Jameson Inns, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
February 12, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Members
Jameson Hospitality, LLC

   We have audited the accompanying consolidated balance sheets of Jameson Hospitality, LLC as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Hospitality, LLC at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
February 19, 1999, except as
to Note 11 as to which the
date is March 15, 1999

                            JAMESON HOSPITALITY, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Assets
Current assets:
  Cash................................................... $1,077,579 $2,318,486
  Marketable securities..................................    199,529        --
  Accounts receivable....................................    853,720    573,146
  Accounts receivable from affiliates....................  2,755,513  2,720,052
  Predevelopment costs...................................    457,213    149,360
  Costs and estimated earnings in excess of billings on
   contracts in progress.................................        --      98,169
  Prepaid advertising....................................        --     145,766
  Prepaid expenses and other assets......................    357,975    136,980
  Inventory..............................................    625,989    478,789
                                                          ---------- ----------
                                                           6,327,518  6,620,748
Property and equipment, net..............................  2,992,093  1,934,695
Leasehold improvements, net..............................     34,867     71,277
Intangibles, net.........................................     22,268     22,500
                                                          ---------- ----------
                                                          $9,376,746 $8,649,220
                                                          ========== ==========
Liabilities and members' capital
Current liabilities:
  Subcontractors payable, including retainage of
   $1,104,960 and $574,365 at December 31, 1998 and 1997,
   respectively.......................................... $3,106,166 $2,566,230
  Accounts payable.......................................  1,089,067    846,187
  Lease expense payable..................................  2,289,753  1,457,671
  Notes payable, current portion.........................    650,804    113,096
  Accrued interest.......................................     22,323     35,020
  Other accrued liabilities..............................    484,924    390,809
                                                          ---------- ----------
                                                           7,643,037  5,409,013
Notes payable, long-term portion.........................  1,664,382  1,310,267
                                                          ---------- ----------
Total liabilities........................................  9,307,419  6,719,280
Members' capital.........................................     69,327  1,929,940
                                                          ---------- ----------
                                                          $9,376,746 $8,649,220
                                                          ========== ==========

                            See accompanying notes.

                            JAMESON HOSPITALITY, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year ended December 31
                                           ------------------------------------
                                              1998         1997        1996
                                           -----------  ----------- -----------
Revenues:
  Room revenues........................... $37,982,374  $26,937,065 $19,449,805
  Telephone revenues......................     757,105      604,467     462,871
  Other inn-related sales.................      47,220       46,096      37,375
  Contract revenues.......................  40,990,447   31,201,627   6,850,839
  Billboard rentals.......................      91,076       84,467      42,962
  Flight revenues.........................       6,458          --          --
                                           -----------  ----------- -----------
                                            79,874,680   58,873,722  26,843,852
Expenses:
  Lease expense...........................  18,229,748   12,966,185   9,376,101
  Cost of contract revenues...............  35,518,450   27,514,582   6,846,378
  Room expenses...........................   8,888,441    5,832,763   4,075,203
  Utilities...............................   3,346,327    2,283,090   1,777,198
  General and administrative..............   3,886,264    2,700,432   1,707,354
  Inn manager salaries....................   2,510,644    1,865,181   1,247,514
  Maintenance.............................   1,366,510      840,093     616,167
  Advertising.............................   2,195,759      576,516     326,570
  Insurance...............................     199,302      123,004     145,063
  Management fee to affiliate.............   2,655,334    1,856,370     641,437
  Prospective site expense................     614,448        4,193         --
  Interest, net of amounts capitalized....     166,416       87,830      65,399
  Depreciation and amortization...........     456,213      260,375     162,783
                                           -----------  ----------- -----------
    Total expenses........................  80,033,856   56,910,614  26,987,167
                                           -----------  ----------- -----------
Net (loss) income......................... $  (159,176) $ 1,963,108 $  (143,315)
                                           ===========  =========== ===========


                            See accompanying notes.

                            JAMESON HOSPITALITY, LLC

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL

                                                       Members'    Comprehensive
                                                        Capital    Income (Loss)
                                                      -----------  -------------
Balance at January 1, 1996........................... $   183,731
  Capital contributions--cash........................     205,000
  Capital contributions--non-cash....................     292,801
  Distributions......................................    (100,000)
  Net loss...........................................    (143,315)
                                                      -----------
Balance at December 31, 1996.........................     438,217
  Capital contributions..............................     198,615
  Distributions......................................    (670,000)
  Net income.........................................   1,963,108
                                                      -----------
Balance at December 31, 1997.........................   1,929,940
  Capital contributions..............................     600,000
  Distributions......................................  (2,234,718)
  Net loss...........................................    (159,176)   $(159,176)
  Unrealized loss on marketable securities...........     (66,719)     (66,719)
                                                                     ---------
  Comprehensive loss.................................                $(225,895)
                                                      -----------    =========
Balance at December 31, 1998......................... $    69,327
                                                      ===========


                            See accompanying notes.

                            JAMESON HOSPITALITY, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended December 31
                                          -----------------------------------
                                             1998         1997        1996
                                          -----------  -----------  ---------
Operating activities
Net (loss) income........................ $  (159,176) $ 1,963,108  $(143,315)
Adjustments to reconcile net (loss)
 income to cash provided by operating
 activities:
  Depreciation and amortization..........     456,213      260,375    162,783
  Bad debt expense.......................      72,409       46,124     10,440
  Gain on sale of property and
   equipment.............................         --           (96)       --
  Changes in assets and liabilities
   increasing (decreasing) cash:
    Accounts receivable..................    (352,983)    (168,469)  (138,091)
    Accounts receivable from affiliates..     (35,461)  (2,661,298)   (41,714)
    Predevelopment costs.................    (307,853)     (64,331)       --
    Costs and estimated earnings in
     excess of billings on contracts in
     progress............................      98,169      (98,169)   (85,029)
    Prepaid advertising..................     145,766     (145,766)       --
    Prepaid expenses and other assets....    (221,311)     (77,692)   (15,089)
    Inventory............................    (147,200)    (145,941)       --
    Subcontractors payable...............    (130,238)   2,813,020    423,385
    Accounts payable.....................     913,054      (87,697)    (5,641)
    Lease expense payable................     832,082      773,046    188,770
    Accrued interest.....................     (12,697)      33,493        863
    Other accrued liabilities............      94,115      154,536     46,376
                                          -----------  -----------  ---------
Net cash provided by operating
 activities..............................   1,244,889    2,594,243    403,738
Investing activities
Proceeds from sale of property and
 equipment...............................         --        24,500        --
Purchase of property and equipment.......  (1,476,655)    (878,532)  (487,164)
Marketable securities....................    (266,248)         --         --
                                          -----------  -----------  ---------
Net cash used in investing activities.... $(1,742,903) $  (854,032) $(487,164)

                            JAMESON HOSPITALITY, LLC

                                                 Year ended December 31
                                            ----------------------------------
                                               1998         1997       1996
                                            -----------  ----------  ---------
Financing activities
Contributions from members................      600,000     198,615    205,000
Distributions to members..................   (2,234,718)   (670,000)  (100,000)
Proceeds from notes payable...............    1,104,415     842,615    537,467
Payments on notes payable.................     (212,590)   (114,377)  (357,206)
                                            -----------  ----------  ---------
Net cash (used in) provided by financing
 activities...............................     (742,893)    256,853    285,261
Net (decrease) increase in cash...........   (1,240,907)  1,997,064    201,835
Cash at beginning of year.................    2,318,486     321,422    119,587
                                            -----------  ----------  ---------
Cash at end of year.......................  $ 1,077,579  $2,318,486  $ 321,422
                                            ===========  ==========  =========
Supplemental cash flow information
Interest paid during the year.............  $ 1,326,782  $  692,811  $ 125,702
                                            ===========  ==========  =========
Non-cash activity
Unrealized loss on marketable securities..  $    66,719  $      --   $     --
                                            ===========  ==========  =========


                            See accompanying notes.

                            JAMESON HOSPITALITY, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1. Business and Basis of Financial Statements

   Jameson Development Company, LLC was formed on March 22, 1996 and then changed its name to Jameson Hospitality, LLC (the "Company") on May 7, 1998. Effective March 31, 1998, three related companies merged into Jameson Development Company, LLC: Jameson Operating Company, LLC, Jameson Outdoor Advertising Company II, LLC and Jameson Aviation Company, LLC. Since these three companies were all wholly-owned by Thomas W. Kitchin and his spouse, the merger was accounted for similar to a pooling of interests.

   Jameson Inns, Inc. (the "REIT") is a real estate investment trust which owns the Jameson Inns properties (the "Inns"). Thomas W. Kitchin is the Chairman and CEO of Jameson Inns, Inc. and of the Company.

   Kitchin Investments, Inc. is wholly-owned by Thomas W. Kitchin and employs all of the individuals who provide services to both the Company and the REIT. This company also provides the general office overhead support for these other companies.

   At December 31, 1998 the Company had one 99.9%-owned subsidiary. Intercompany transactions among the entities and the divisions included in the consolidated financial statements have been eliminated. The Company and its divisions perform the following activities:

  -- The Jameson Operating division leases the Inns from the REIT (see Note
     3) and operates the Inns in all respects including staffing, advertising, housekeeping, and routine maintenance. At the present time, the Company is the exclusive lessee of Jameson Inns. At December 31, 1998 and 1997, the Company leased 81 Inns (3,748 rooms) and 62 Inns (2,924 rooms), respectively, all located in southeastern states.

  -- The Jameson Development division develops Inns and Inn expansions for
     Jameson Inns, Inc., including identification of suitable Inn locations, Inn design and configuration, land preparation, construction, acquisition of initial furniture, fixtures and equipment, and pre-marketing of properties prior to opening. At the present time, the Company is the exclusive developer/contractor for Jameson Inns, Inc.

  -- The Jameson Outdoor Advertising division identifies locations, designs, constructs and manages billboards, primarily for its own use in operating and controlling advertising for hotel properties using the trademark "The Jameson Inn." See Note 9.

   The members have no liability for any debt, obligations, or liabilities of the Company (beyond his or her respective contributions) or for the acts of omission of any other member, agent or employee of the Company, except as provided for by section 14-11-408 of the Georgia Securities Act of 1973, as amended.

2. Summary of Significant Accounting Policies

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            JAMESON HOSPITALITY, LLC

   Marketable Securities

   The Company considers all of its marketable securities as available for sale and hence records them at fair value with changes in unrealized gains or losses being recorded directly to members' capital. Fair value is based on the closing price of the securities on the last day of trading in the year.

   Contracts

   Billings and costs applicable to construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date compared to estimated total cost for each contract. Revisions to estimated contract profits or losses are made in the year in which circumstances requiring such revisions become known. Any anticipated losses on construction contracts are charged to operations as soon as such losses can be estimated.

   Predevelopment Costs

   The Company capitalizes direct costs related to specific future Inn sites when they are deemed probable and until either the REIT purchases the land and actual construction begins when the amounts are transferred to construction costs, or until the site is no longer deemed probable at which time the costs are expensed. Amounts expensed are reflected as "Prospective Site Expense" in the accompanying statements of operations.

   Inventory

   Inventory, consisting of room linens and towels, is stated at the lower of cost (first-in, first-out method) or market. Replacements of inventory are expensed.

   Property and Equipment

   Property and equipment is stated at cost. Billboards include direct construction costs and the Company capitalizes interest, property taxes and indirect costs such as salaries relating directly to the construction of billboards. Interest capitalized during 1998 totaled $3,437. There was no interest capitalized in 1997 or 1996. Leasehold improvements relate to improvements made to the Inns prior to July 1, 1995 when this responsibility was transferred to the REIT.

   Depreciation is calculated using the straight-line method over 39 years for the building, using the straight-line method for the billboards with a half year convention in year of acquisition over the estimated useful life of the asset, 10 years, using the MACRS method over five years for transportation equipment, and using the MACRS method over three to seven years for furniture, fixtures and equipment. Leasehold improvements are being amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3).

   The Company follows FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses recorded in 1998, 1997 or 1996.

   Intangibles

   Intangibles consist of the registered trademark, "The Jameson Inn." The lease described in Note 3 requires the Company to operate the Inns using the trademark and not to use the trademark (or license its use to

                            JAMESON HOSPITALITY, LLC
any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase the trademark from the Company at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000. The trademark is being amortized over 40 years. Accumulated amortization totaled $3,125 and $2,500 as of December 31, 1998 and 1997, respectively.

   Income Taxes

   Jameson Hospitality, LLC has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members are to report their proportionate share of the Company's taxable income or loss in their respective tax returns; therefore, no provision for income taxes has been included in the accompanying financial statements.

   Advertising

   During 1998 and 1997, the Company contracted with an advertising agency for the production and broadcast or printing of various radio, newspaper and television ads for the Inns. The Company expenses advertising upon first showing. As of December 31, 1997, approximately $146,000 of costs had been incurred related to the production of ads that began to be broadcast or printed in January 1998. These costs had been capitalized and included in the accompanying balance sheet at December 31, 1997.

   Comprehensive Income

   As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or members' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior to 1998, the Company had no components of comprehensive income.

3. Leases

   In January 1994, the Company entered into a master lease (the "Lease") with the REIT whereby all of the operating Inns are leased to the Company under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn's construction.

   The Lease expires December 31, 2007 and provides for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264 per month for each rentable room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues ("Room Revenues") realized by the Company over the relevant period.

   The percentage is 39% of such revenues up to $21.62 per day per room over the period, 65% of all additional average daily room rental revenues, provided, however, that total rent for any calendar year is limited to 47% of total room rental revenues for that year. The $21.62 per room amount used in calculating Percentage Rent is subject to adjustment each year end, based on changes in the Consumer Price Index, and as of January 1, 1999 was $22.18.

   Base Rent totaled $10,501,920 $7,532,712 and $5,469,288 in 1998, 1997 and
1996, respectively, and assuming the same number of rooms in operation as of December 31, 1998, would total $11,873,664 per year until the Lease expires.

                            JAMESON HOSPITALITY, LLC

   The Lease requires the REIT to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and effective July 1, 1995, the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. Prior to July 1, 1995, the Company was responsible for the cost of replacing or refurbishing furniture, fixtures and equipment and hence recorded these costs as leasehold improvements. The Company is required to pay workers compensation insurance premiums, utility costs and all other costs and expenses incurred in the operation of the Inns.

   Under the Lease, the REIT is required to maintain the structural elements of each Inn. The Company is required, at its expense, to maintain the Inns (exclusive of furniture, fixtures and equipment) in good order and repair and to make nonstructural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate and do not significantly alter the character or purpose, or significantly detract from the value or operating efficiencies of the Inns. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of the REIT upon termination of the Lease.

   The Company has agreed that neither it nor any of its affiliates will (i) operate or manage a hotel property in which the REIT has not invested that is within a 20-mile radius of an Inn, or (ii) own or have any interest in any hotel property in which the REIT or an affiliate does not have an interest.

4. Property and Equipment

   Property and equipment consists of the following at December 31:

                                                            1998        1997
                                                         ----------  ----------
     Land............................................... $  100,000  $  100,000
     Building...........................................    105,706     105,706
     Billboards, including under construction...........  1,699,908   1,513,719
     Transportation equipment...........................  1,809,560     573,825
     Furniture, fixtures and equipment..................     94,586      39,855
                                                         ----------  ----------
                                                          3,809,760   2,333,105
     Accumulated depreciation...........................   (817,667)   (398,410)
                                                         ----------  ----------
                                                         $2,992,093  $1,934,695
                                                         ==========  ==========

5. Contracts

   Contracts consist of the following at December 31:

                                                1998        1997        1996
                                             ----------- ----------- ----------
     Costs incurred on contracts...........  $35,518,450 $27,514,582 $6,846,378
     Estimated earnings....................    5,471,997   3,687,045      4,461
                                             ----------- ----------- ----------
     Contract revenues earned..............   40,990,447  31,201,627  6,850,839
     Less: Billings........................   40,990,447  31,103,458  6,850,839
                                             ----------- ----------- ----------
     Costs and estimated earnings in excess
      of billings on contracts in
      progress.............................  $       --  $    98,169 $      --
                                             =========== =========== ==========

   The Company records income on construction contracts on the percentage-of-completion basis. Revisions to estimated contract profits are made in the year in which circumstances requiring such revisions become known. The effect of changes in the estimates of contract gross margins decreased net income for the year

                            JAMESON HOSPITALITY, LLC
ended December 31, 1998 by approximately $155,000 and increased net income for the year ended December 31, 1997 by approximately $16,000.

6. Notes Payable

   Notes payable consist of the following at December 31:

                                                            1998       1997
                                                         ---------- ----------
   Notes payable to a bank with a term of five years.
    Due in monthly installments of principal of $8,525
    plus interest with remaining unpaid balances and
    accrued interest payable in June 2003. Interest
    accrues at a floating interest rate of prime rate
    minus .5% (7.25% at December 31, 1998). The notes
    are personally guaranteed by the president of the
    Company............................................. $  963,325 $      --
   $535,843 term note payable to a financial
    institution, maturing July 2017. Due in monthly
    installments of principal and interest of $4,650
    until July 1999 and then $4,995 until maturity when
    the remaining unpaid balances are payable in full.
    The interest rate at December 31, 1998 was 8.5% and
    increases to 9.5% in August 1999 for the remainder
    of the note's term. The note is personally
    guaranteed by the president of the Company..........    469,454    525,115
   $600,000 line of credit renewing each July until the
    bank discontinues the line. Interest accrues at
    prime plus 2% (9.75% at December 31, 1998) and is
    due quarterly. Available borrowings of $171,658 at
    December 31, 1998...................................    428,342    343,702
   $300,000 term note payable maturing December 2002.
    Due in monthly installments of $6,409 of principal
    and interest with remaining unpaid balances payable
    in full on note's maturity date. Interest accrues at
    10.5% per annum.....................................    248,804    297,169
   $170,000 term note, maturing July 2012. Interest
    accrues at an initial annual rate of 8.39% and is
    adjusted annually to equal the weekly average yield
    on U.S. Treasury securities, adjusted to a constant
    maturity of five years, plus 2%. Payments of
    interest are due monthly and principal payments of
    $11,333 are due annually beginning July 1, 1998. The
    note is personally guaranteed by the president of
    the Company.........................................    159,856    170,000
   Notes payable to banks with terms of five years. Due
    in monthly installments of principal and interest
    with remaining unpaid balances payable in full on
    the individual note's maturity dates, which range
    through 2000. The four notes have fixed interest
    rates (rates ranging from 8.75% to 11.0% at December
    31, 1998)...........................................     45,405     87,377
                                                         ---------- ----------
   Total................................................  2,315,186  1,423,363
     Less current portion...............................    650,804    113,096
                                                         ---------- ----------
                                                         $1,664,382 $1,310,267
                                                         ========== ==========

   At December 31, 1998 and 1997, approximately $2,316,000 and $1,358,000, respectively, of the Company's net book value of property and equipment collateralized the various notes payable. In addition, certain notes payable and line of credit are secured by the assignment of billboard rental income.

                            JAMESON HOSPITALITY, LLC

   The following table summarizes the scheduled aggregate principal payments for the notes payable for the five years subsequent to December 31, 1998 and thereafter:

     1999............................................................ $  650,804
     2000............................................................    196,216
     2001............................................................    198,309
     2002............................................................    206,452
     2003............................................................    588,909
     Thereafter......................................................    474,496
                                                                      ----------
                                                                      $2,315,186
                                                                      ==========

7. Related Party Transactions

   The Company shares office space and management with Kitchin Investments, Inc. and the REIT. The Company has a Cost Reimbursement Agreement with Kitchin Investments, Inc. whereby the Company agrees to pay for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. The Cost Reimbursement Agreement expires on December 31, 1999. Kitchin Investments, Inc. charged the Company $2,655,334, $1,856,370 and $641,437 in 1998, 1997 and 1996, respectively, pursuant to the Cost Reimbursement Agreement and such amounts are reflected as management fees in the accompanying statements of operations.

   The Company's construction contracts with the REIT are generally fixed price and limit the Company's profit on each contract to 10% after considering costs of construction and certain other amounts. The Company does not believe that there were amounts in excess of such limitations at December 31, 1998 or 1997.

   Although the REIT is the legal borrower of construction loans or related debt, the Company is responsible for interest due on such financing during the construction period as a part of its contract. Construction period interest incurred during 1998, 1997, and 1996 which is included in cost of revenues earned, totaled approximately $1,125,935, $637,290, $168,957, respectively. Interest paid includes amounts paid on behalf of the REIT.

8. Commitments and Contingencies

   The Company leases land for each billboard location for terms of five or ten years. These leases expire at various dates but generally include 5-year automatic renewal periods; the leases provide for future minimum payments by the Company as follows:

     Year ending December 31,
         1999.......................................................... $ 90,312
         2000..........................................................   82,745
         2001..........................................................   78,628
         2002..........................................................   71,612
         2003..........................................................   59,362
         Thereafter....................................................  169,623
                                                                        --------
                                                                        $552,282
                                                                        ========

                            JAMESON HOSPITALITY, LLC

   Portions of certain billboards are leased to third party entities under operating leases with terms of 1 to 2 years, renewable annually. The rent will increase each year on the anniversary of the lease commencement date in an amount equal to increases, if any, in the Consumer Price Index. As of December 31, 1998, future minimum rental income due under noncancellable operating leases is as follows:

     Year ending December 31,
         1999........................................................... $49,507
         2000...........................................................   7,530
         Thereafter.....................................................     --
                                                                         -------
                                                                         $57,037
                                                                         =======

   From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Company's financial position or results of operations.

9. Pending Events

   On November 3, 1998, the Board of Directors of the REIT approved the proposed acquisition by the REIT of the outdoor advertising assets of the Company. These assets consist of approximately 100 road side billboards on which advertising for the REIT's hotel properties and, in certain instances, other services or products for third parties is placed. It is anticipated that the REIT will lease these billboards back to the Company and use them for the same type of advertising. The consideration payable to the Company will consist of (i) 72,727 newly issued shares of the REIT's Series A Preferred Stock, (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $735,000 which is secured by mortgages on the billboards and the revenues generated therefrom. It is currently anticipated that this transaction will close in April 1999 and that the Company will distribute the shares of the Series A Preferred Stock it receives to Thomas W. Kitchin and his wife.

   On January 27, 1999, the REIT announced plans to merge with Signature Inns, Inc. As a part of this transaction, the Company will acquire all of the assets and assume the liabilities related to operation of the Signature Inn hotel properties, for total cash consideration of $250,000. It is anticipated that the Signature Inn employees will become employees of the Company and that the Company will lease and operate these hotels from the REIT after the merger.

10. Year 2000 (Unaudited)

   As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has evaluated its financial software and building operating systems of the Jameson Inns. Based on assessments to date, management believes that the arrival of the year 2000 and the potential related computer problems will not have a material adverse impact on the Company. The Company believes that its current software and operating systems are year 2000 compliant. Based on current information, costs of addressing and solving Year 2000 problems are not expected to have a material effect on the Company's financial position or results of operations. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is

                            JAMESON HOSPITALITY, LLC
outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's future financial condition or results of operations.

   The Company maintains contingency plans in its normal course of business designed to be deployed in the event of various potential business interruptions. These generally include manual workarounds and adjusting staffing.

11. Subsequent Events

   On March 15, 1999, the Company received a $150,000 capital contribution from its members.

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

/s/ Craig R. Kitchin
---------------------------------  President, Chief Financial         March 25, 1999
Craig R. Kitchin                   Officer,
                                   and Treasurer
Additional Directors:

/s/ Robert D. Hisrich
---------------------------------  Director                           March 25, 1999
Robert D. Hisrich

/s/ Thomas J. O'Haren
---------------------------------  Director                           March 25, 1999
Thomas J. O'Haren

/s/ Michael E. Lawrence
---------------------------------  Director                           March 25, 1999
Michael E. Lawrence

                               Index to Exhibits


  2.1 Agreement and Plan of Merger between Jameson Inns, Inc. and Signature
      Inns, Inc. incorporated by reference to Exhibit 2.1 to the Registration
      Statement on S-4, File No. 333-74149.
  3.1 Articles of Incorporation of Jameson Inns, Inc. incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File
      No. 33-71160.
  3.2 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. incorporated by reference to Exhibit 3.1.2 to the Registration
      Statement filed on Form S-11, File No. 33-71160.
  3.3 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2
      (Amendment No. 2 to the Annual Report on Form 10-K) for the year ended
      December 31, 1993.
  3.4 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. setting forth, among other things, the Designation of the Preferences, Rights, Privileges and Restrictions of the 9.25% Series A
      Cumulative Preferred Stock incorporated by reference to Exhibit 2 to Jameson Inns, Inc.'s Registration Statement on Form 8-A filed March 13,
      1998 (File No. 23256).
  3.5 Articles of Amendment to the Articles of Incorporation of Jameson Inns,
      Inc. amending the Designation of Preferences, Rights, Privileges and
      Restrictions of the 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 3.5 to the Registration Statement on S-4, File No. 333-74149.
  3.6 Form of Articles of Amendment to the Articles of Incorporation of Jameson
      Inns, Inc. setting forth the Designation of Preferences, Rights,
      Privileges and Restrictions of Series S Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, File No. 333-74149.
  3.7 Bylaws of Jameson Inns, Inc. incorporated by reference to Exhibit 3.2.1 to the Registration Statement on Form S-11, File No. 33-71160.
  3.8 Amendment No. 1 to Jameson Inns, Inc. Bylaws incorporated by reference to
      Exhibit 3.2.2 to the Registration Statement on Form S-11, File No. 33-
      71160.
  3.9 Amendment No. 2 to Jameson Inns, Inc. Bylaws incorporated by reference to
      Exhibit 3.8 to the Annual Report filed on Form 10-K for the year ended
      December 31, 1995.
  4.1 Specimen Certificate of Common Stock incorporated by reference to Exhibit
      4.1 to the Registration Statement on Form S-11, File No. 33-71160.
  4.2 Specimen Certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No. 23256).
 10.1 Master Lease Agreement incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993.
 10.2 Amendment No. 1 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company (revised) incorporated by reference to Exhibit
      10.2 to the Annual Report filed on Form 10-K for the year ended December
      31, 1995.
 10.3 Amendment No. 2 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company incorporated by reference to Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended December 31, 1996.
 10.4 Amendment No. 3 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended December 31, 1996.
 10.5 Amendment No. 4 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Operating Company incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997.
 10.6 Amendment No. 5 to Master Lease Agreement between Jameson Inns, Inc. and
      Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149.
 10.7 Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, File No. 333-74149.

 10.8 Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, File No. 000-23256.
 10.9  Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin
       Investments, Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160.
 10.10 Form of Construction Contract between Jameson Inns, Inc. and Jameson
       Construction Company for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.11 Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit
       10.22.1 to the Registration Statement on Form S-11, File No. 33-71160.
 10.12 Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive
       Plan incorporated by reference to Exhibit 10.23 to the Registration
       Statement on Form S-11, File No. 33-71160.
 10.13 Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.14 1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.15 Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.16 Jameson Inns, Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.17 Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit
       10.45 to the Annual Report filed on Form 10-K for the year ended
       December 31, 1996.
 10.18 Jameson 1997 Director Stock Option Plan incorporated by reference to
       Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended
       December 31, 1997.
 10.19 Employment Agreement between Jameson Inns, Inc. and Thomas W. Kitchin incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11, File No. 33-71160.
 10.20 Amendment No. 1 to Employment Agreement between Jameson Inns, Inc. and
       Thomas W. Kitchin incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.21 Amendment No. 2 to Employment Agreement between Jameson Inns, Inc. and
       Thomas W. Kitchin incorporated by reference to Exhibit 10.16 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.22 Amendment No. 3 to Employment Agreement between Jameson Inns, Inc. and
       Thomas W. Kitchin incorporated by reference to Exhibit 10.46 to the Annual Report filed on Form 10-K for the year ended December 31, 1996.
 10.23 Indemnification and Hold Harmless Agreement between Jameson Inns, Inc.
       and Jameson Operating Company incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160.
 10.24 Indemnification and Hold Harmless Agreement between Jameson Inns, Inc.
       and Kitchin Investments, Inc. incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160.
 10.25 Form of Indemnification agreement between Jameson Inns, Inc. and
       Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160.
 10.26 Form of Construction Loan Agreement, Indenture, Security Agreement and
       Promissory Note for loan from Empire Financial Services, Inc. to Jameson
       Inns, Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160.
 10.27 Form of Loan Indenture, Security Agreement, Assignment of Fees and
       Income, Promissory Note for $4.2 million revolving loan from Empire
       Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993.

 10.28 Form of Deed to Secure Debt, Security Agreement, Assignment of Operating
       Lease, Assignment of Fees and Income, Promissory Note for loan from
       Empire Financial Services, Inc. to Jameson Inns, Inc. incorporated by reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.29 Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns,
       Inc. incorporated by reference to Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995.
 10.30 Deeds to Secure Debt, Mortgages, Assignments and Security Agreements,
       Assignment of Rents and Leases, Assignments of Income and Promissory
       Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc.
       secured by 14 separate Jameson Inns incorporated by reference to Exhibit
       10.34 to the Registration Statement on Form S-4, File No. 333-74149.
 10.31 Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on
       Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996.
 12.1  Ratios of Earnings to Combined Fixed Charges and Preferred Stock
 21.1  List of subsidiaries of Jameson Inns, Inc. incorporated by reference to
       Exhibit 21.1 to the Registration Statement on Form S-4, File No. 333-
       74149.
 23.1  Consent of Ernst & Young LLP.