Form 10-Q
period 1999-03-31
JAMESON INNS INC
filed 1999-05-14
CIK 914373

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 1999
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ____ to ____.

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

                        _____________________________
                   (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X  Yes     No

                     Applicable Only to Corporate Issuers
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value
- 9,912,064 shares outstanding as of April 30, 1999.

INDEX

PART I.     FINANCIAL STATEMENTS

      ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets as of March 31, 1999
      (unaudited) and December 31, 1998...................................3

      Condensed Consolidated  Statements of Income for the
      Three Month Periods Ended March 31, 1999 and 1998 (unaudited).......4

      Condensed  Consolidated  Statements  of Cash  Flows for the
      Three  Month Periods Ended March 31, 1999 and 1998 (unaudited)......5

      Notes to Condensed Consolidated Financial Statements (unaudited)....6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........10


PART II.    OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......................17

      SIGNATURES.........................................................18

      EXHIBITS

ITEM 1.     FINANCIAL STATEMENTS

                              Jameson Inns, Inc.
                    Condensed Consolidated Balance Sheets

                                                  March 31,     December 31,
                                                    1999            1998
                                               =============   =============
                                                (Unaudited)
Assets
Property and equipment, at cost                 $175,196,316    $168,880,042
Less accumulated depreciation                    (18,223,780)    (16,754,843)
                                               -------------    ------------
                                                 156,972,536     152,125,199

Cash                                                  --             500,377
Lease revenue receivable                           2,023,000       2,289,753
Prepaid expenses                                     180,202          13,608
Deferred finance costs, net                        1,633,701       1,110,336
Other assets                                         859,575         289,889
                                                 ------------   ------------
                                                $161,669,014    $156,329,162
                                                 ============   ============
Liabilities and stockholders' equity
Mortgage notes payable                           $62,191,357     $53,697,435
Accounts payable and accrued expenses                531,179         199,730
Accounts payable to affiliates                        98,131       2,087,106
Accrued interest payable                             297,430         350,436
Accrued property taxes                               299,096         432,168
Preferred stock dividends payable                    693,750         693,750
                                                  ----------      ----------
                                                  64,110,943      57,460,625
Stockholders' equity:
Preferred stock, 10,000,000 shares
 authorized, $1 par value, 1,200,000
 shares of 9.25% Series A Cumulative
 Preferred Stock issued and outstanding            1,200,000       1,200,000
Common stock, $.10 par value, 40,000,000
 shares authorized,9,910,896 shares
 (9,895,810 in 1998) issued and outstanding          991,090         989,581
Additional paid-in capital                        96,393,972      97,705,947
Retained deficit                                  (1,026,991)     (1,026,991)
                                                -------------   -------------
Total stockholders' equity                        97,558,071      98,868,537
                                                -------------   -------------
                                                $161,669,014    $156,329,162
                                                =============   =============

See accompanying notes.

                              Jameson Inns, Inc.
           Condensed Consolidated Statements of Income (unaudited)

                                             For the Three Month Period Ended
                                                          March 31
                                             --------------------------------
                                                    1999              1998
                                                 ----------        ----------

Lease revenue                                    $4,875,038        $3,852,678

Expenses:
Property tax expense                                302,559           217,904
Insurance expense                                    82,588           113,041
Depreciation                                      1,701,323         1,295,271
General and administrative expenses                 128,050           138,037
Loss on disposal of furniture and equipment         120,708           106,763
                                                 ----------        ----------
Total expenses                                    2,335,228         1,871,016

Income from operations                            2,539,810         1,981,662
Interest expense, net of capitalized amounts        912,004           516,248
                                                 ----------        ----------

Income before extraordinary loss                  1,627,806         1,465,414
Extraordinary loss                                    --               28,036
                                                 ----------        ----------

Net income                                        1,627,806         1,437,378
                                                 ----------        ----------

Less preferred stock dividends                      693,750           106,800
                                                 ----------        ----------
Net income attributable to common
stockholders                                       $934,056        $1,330,578
                                                 ==========        ==========
Per common share:

Income before extraordinary loss:
 Basic                                                 $.10             $.14
 Diluted                                               $.09             $.14
Net income:
 Basic                                                 $.10             $.14
 Diluted                                               $.09             $.13

Dividends paid                                         $.24             $.23

See accompanying notes.

                              Jameson Inns, Inc.
         Condensed Consolidated Statements of Cash Flows (unaudited)

                                              For the Three Month Period Ended
                                                           March 31
                                              --------------------------------
                                                    1999              1998
                                               ------------      ------------

Operating Activities
Net income                                      $1,627,806        $1,437,378
Adjustments to reconcile
net income to net cash provided
by (used in) operating activities:
 Extraordinary item                                 --                28,036
 Depreciation and amortization                   1,747,210         1,321,039
 Loss on disposal of furniture and equipment       120,708           106,763
 Changes in assets and liabilities
 increasing (decreasing) cash:
  Lease revenue receivable                         266,752          (478,149)
  Prepaid expenses and other assets               (736,281)         (130,530)
  Accounts payable and accrued expenses            331,449           139,268
  Accounts payable to affiliates                (1,988,975)       (1,362,663)
  Accrued interest                                 (53,006)            5,902
  Accrued property taxes                          (133,072)          (43,956)
                                                ------------      -----------
Net cash provided by operating activities        1,182,591         1,023,088

Investing Activities
Additions to property and equipment             (6,678,957)      (10,600,228)
                                               ------------      ------------
Net cash used in investing activities           (6,678,957)      (10,600,228)

Financing Activities
Proceeds from issuance of preferred stock            --           28,530,236
Common stock dividends paid                     (2,375,207)       (2,250,812)
Preferred stock dividends paid                    (693,750)            --
Proceeds from issuance of common stock             140,273           162,758
Proceeds from exercise of stock options               --             199,051
Proceeds from mortgage notes payable            25,664,393        12,711,754
Payment of deferred finance costs                 (569,250)          (83,672)
Payments on mortgage notes payable             (17,170,470)      (29,678,446)
                                              -------------     ------------
Net cash provided by financing activities        4,995,989         9,590,869

Net increase (decrease) in cash                   (500,377)           13,729
Cash at beginning of period                        500,377           338,581
                                              -------------     ------------
Cash at end of period                               $--             $352,310
                                              =============     ============

See accompanying notes.

                              Jameson Inns, Inc.
             Notes to Condensed Consolidated Financial Statements


1.    Business and Basis of Financial Statements

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn ." At March 31, 1999, the Company had a total of 114 Inns either in operation or under development including 85 Inns in operation (4,078 available rooms), 17 Inns under construction, 1 tract of land on which construction will begin in 1999 and contracts to acquire 11 parcels of land on which additional Inns are expected to be constructed. In addition, at that date, two of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company will have 5,922 available rooms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.


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


3.    Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

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

The following table sets forth the computation of basic and diluted earnings per share:

                                           For the Three Month Period Ended
                                                        March 31
                                           --------------------------------
                                                 1999               1998
                                             ------------       -----------
Numerator:

Income before extraordinary loss              $1,627,806        $1,465,414

Extraordinary loss                                --               (28,036)
                                             ------------       -----------
Net income                                     1,627,806         1,437,378

Less: cumulative preferred stock dividends      (693,750)         (106,800)
                                             ------------       -----------
Numerator for basic and diluted
 earnings per share-income available
 to common stockholders                         $934,056        $1,330,578
                                            ============       ===========

Denominator:

Weighted average shares outstanding            9,902,809         9,791,360

Less: unvested restricted shares of
 Common Stock                                    (84,472)          (64,401)
                                             ------------       -----------
Denominator for basic earnings per share       9,818,337         9,726,959

Plus:  effect of dilutive securities

 Employee and director stock options              41,369           138,438

 Unvested restricted shares of Common Stock       77,371            43,734
                                             ------------       -----------
Total potential dilutive common shares           118,740           182,172
                                             ------------       -----------
Denominator for diluted earnings
 per share-adjusted weighted average
 shares and assumed conversions                9,937,077         9,909,131
                                             ============       ===========
Basic Earnings Per Common Share:

Income before extraordinary loss (net
 of cumulative preferred stock dividends)          $.10               $.14
Extraordinary loss                                   --                 --
                                             ------------       -----------
Net income per common share (net
 of cumulative preferred stock dividends)          $.10               $.14
                                             ============       ===========
Diluted Earnings Per Common Share

Income before extraordinary loss (net
 of cumulative preferred stock dividends)          $.09               $.14
Extraordinary loss                                   --               (.01)
                                             ------------       -----------
Net income per common share (net
 of cumulative preferred stock dividends)          $.09               $.13
                                             ============       ===========

Options to purchase 578,333 and -0- shares of common stock for the three months ended March 31, 1999 and 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4.    Sale of Milledgeville Hotel Property

On April 6, 1999, the Company entered into a contract to sell the Inn located in Milledgeville, Georgia. Based on the contract price, selling costs and the property's basis, the sale is not expected to result in a loss. During the quarter ended June 30, 1998, the Company recognized an impairment loss of $2,501,000 on this property.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn ." At March 31, 1999, the Company had a total of 114 Inns either in operation or under development, including 85 Inns in operation (4,078 available rooms), 17 Inns under construction, one tract of land on which construction will begin in 1999 and contracts to acquire 11 parcels of land on which additional Inns are expected to be constructed. In addition, at that date, two of the Inns in operation were undergoing 20-room expansions. Upon completion of these projects, the Company expects to have 5,922 available rooms.

The Company's primary source of revenue is rent payments by Jameson Hospitality, LLC ("JH") under master leases (the "Leases") covering all of the Inns in operation. Prior to March 31, 1998, Jameson Operating Company, LLC was the lessee. On that date Jameson Operating Company, LLC merged with Jameson Development Company, LLC and several other related entities to form Jameson Hospitality, LLC. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Leases provide for the payment of base rent and percentage rent. For the quarter ended March 31, 1999, base rent and percentage rent in the aggregate amount of $4.88 million was earned by the Company. The principal determinant of percentage rent is JH's Room Revenues of the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.


The following table shows certain historical financial and other information for the periods indicated.

                                     For the Three Month Period Ended
                                                  March 31
                                     --------------------------------
                                          1999               1998
                                      -----------        -----------

Occupancy rate                            56.79%            61.45%
ADR                                       $52.18            $47.81
REVPAR                                    $29.63            $29.38
Room Revenues (000s)                     $10,604            $8,197
Room nights available                    349,432           272,481
Room nights occupied                     198,428           167,440
Operating Inns (at period end)                85                67
Rooms available (at period end)            4,078             3,159

Results of Operations

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998.

Revenue from the Leases for the Company for the three month period ended March 31, 1999, increased 26% to $4.9 million as compared to $3.9 million for the same period in 1998. The increase was due to the increase in JH's Room Revenues.

The number of room nights available increased from 272,481 in 1998 to 349,432 in 1999, or 28%, due to the opening from January 1, 1998 through March 31, 1999, of 23 new Inns (totaling 910 rooms), and 13 expansions of existing Inns (adding 244 rooms). ADR increased 9% from $47.81 in the first quarter of 1998 to $52.18 in the same period in 1999. The occupancy rate decreased from 61.45% during the first quarter of 1998 to 56.79% during the first quarter of 1999. As a result of these three factors, first quarter Room Revenues rose 29% from $8.2 million for the first quarter of 1998 to $10.6 million in the first quarter of 1999. Same Inn Room Revenues in the first quarter of 1999 versus the first quarter of 1998 grew to $9.0 million from $8.2 million, or 10%. The same Inn growth is due to an increase in ADR from $47.81 to $51.98 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 272,481 to 288,035, offset by a decrease in the occupancy rate from 61.45% to 58.46% for these Inns for the first quarter of 1999 compared to the same period in 1998.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended March 31, 1999, was $128,050, as compared to $138,037 for the three months ended March 31, 1998. The 1999 expense is lower than 1998 due to less time spent in 1999 by shared employees on the Company's business matters as compared to other related entities.

Property taxes and insurance expense totaled $385,147 for the three month period ended March 31, 1999, compared with $330,945 for the same period in 1998. The increase is attributable to the increase in number of Inns and the expansion of existing Inns.

Interest expense increased from $516,248 for the three-month period ended March 31, 1998, to $912,004 for the same period ended March 31, 1999, due to the greater amounts of average principal indebtedness outstanding in the first quarter of 1999. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $1,295,271 to $1,701,323 for the three month periods ended March 31, 1998 and 1999, respectively, due to an increase in the number of operating Inns and the expansion of existing Inns.

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


                                       For the Three Month Period Ended
                                                   March 31
                                       --------------------------------
                                           1999               1998
                                       -----------         -----------
Net income attributable
 to common stockholders                  $934,056          $1,330,578

Depreciation                            1,701,323           1,295,271
Extraordinary loss                          --                 28,036
Loss on disposal of
 furniture and equipment                  120,708             106,763
                                       -----------         -----------
Funds from Operations                  $2,756,087          $2,760,648
                                       ===========         ===========

Liquidity and Capital Resources

Jameson expects to continue to develop additional Jameson Inns, Signature Inns, and expand existing Jameson Inns, as suitable opportunities arise. Jameson will not undertake such investments, however, unless adequate sources of financing are available. Since its election to be taxed as a REIT, Jameson has financed and currently intends to continue financing the construction of new Jameson Inns and Signature Inns entirely with bank borrowings. Jameson believes it can continue to finance new hotels and expansions, with these construction and long-term mortgage loans. At March 31, 1999, Jameson had approximately $62.2 million in outstanding debt and Jameson had three operating Jameson Inns which were debt free and could be used as collateral should Jameson require additional borrowing capacity.

Jameson has a $46.2 million line of credit (the "Line") convertible beginning in 1998 to term notes. At March 31, 1999, Jameson had borrowed $15.2 million under the Line with $31 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 9.0%, which are adjustable annually to equal a major lender's prime rate as published in the Wall Street Journal plus .25 or .5 percentage points. The minimum annual interest rate payable under the Line is 7% and the maximum is 13%. The annual interest rates at March 31, 1999, ranged from 8.5% to 9.0%. Loans made under the Line are secured by mortgages on 41 of the Jameson Inns. Payments of interest are due monthly, and monthly payments of principal and interest commence at various dates. Principal under each term loan under the Line is amortized using a 15-year period and is payable in full at various dates through 2007. Jameson uses the Line to finance construction costs, if there is no construction loan in place, and certain other operating needs including the payment of dividends and other operating expenses.

Historically, Jameson has employed construction and long-term mortgage financing to fund the balance of construction costs not funded under the Line. For each new Jameson Inn to be built, Jameson generally obtains a construction loan for approximately $1.1 to $2.35 million depending on the size of the Jameson Inn to be built. After an 18-month interest-only period, each construction loan converts to a long-term mortgage financing upon completion of the Jameson Inn without any further action by Jameson, amortized over 15 years and payable in full seven years from its inception. The interest rate on each of such loans is adjusted annually to rates ranging from the prime rate then prevailing to prime plus .5%. As of March 31, 1999, the construction loans are secured by mortgages on 11 of the Jameson Inns under construction.

As of March 31, 1999, Jameson had a total of 17 Jameson Inns and two expansions under construction with total construction costs, excluding land and closing costs, expected to total $52.4 million when the projects are complete. For 11 of these properties, Jameson had obtained construction loans totaling $21.5 million.

On January 14, 1999, Jameson entered into an agreement with a bank to provide $17 million in new financing, which is secured by 14 Jameson Inns which were previously debt free. This bank note bears interest at the weekly average yield in the United States Treasury securities adjusted to the constant maturity of one year plus 3.75 % per annum and is payable in monthly installments of principal and interest of $147,000 until January 2019 when the note matures. In addition, each month $15,000 must be deposited into a replacement reserve escrow until such time as the reserve account has a balance not less than $200,000. The proceeds of this financing were used to repay amounts outstanding under the Line.

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

Recent Developments

On April 2,  1999,  the  Company  completed  the  acquisition  of the  outdoor advertising assets and operations of JH. These assets consist of approximately 100 roadside billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties is placed. These assets and operations were previously owned and conducted by Jameson Outdoor Advertising, LLC, which is one of the entities that merged into JH on March 31, 1998 (see "the Lessee"). These billboards will be leased back to JH and will continue to be used for the same type of advertising. JH is wholly-owned by Thomas W. Kitchin, Chairman of the Board of the Company, and his wife. The consideration payable to JH consists of (i) 72,727 newly issued shares of the Company's Series A Preferred Stock, (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $735,000 which is secured by mortgages on the billboards and the revenues generated therefrom. The amount and nature of the consideration was negotiated by Thomas W. Kitchin and the other members of the Board of Directors of the Company with the advice and assistance of an independent investment banking firm engaged by the Board. Such firm also rendered its opinion to the Company's Board of Directors that, based on its review of the proposed transaction and the assumptions stated in the opinion, the proposed consideration is fair, from a financial point of view, to the shareholders of the Company.

On May 7, 1999 the Company completed its merger with Signature Inns, Inc. ("SII"). SII owns and operates 25 hotels in the midwestern United States, and manages one additional Signature Inn owned by a non-consolidated affiliate partnership. Prior to the merger, JH acquired certain assets and assumed certain liabilities related to the operation of the Inns in order to enable Jameson to remain in compliance with rules governing its status as a REIT. Upon completion of the merger, the common stockholders of SII received half a share of the Company's common stock plus $1.22 in cash for each share of SII common stock. In addition, a 28 cent dividend was paid to the holders of SII common stock prior to the consummation of the merger. The holders of the outstanding shares of the SII $1.70 Cumulative Convertible Preferred Stock, Series A, received the equivalent number of shares of a newly created $1.70 Cumulative Convertible Preferred Stock, Series S ("Series S Preferred Stock"), of the Company which, upon conversion at the election of the holder thereof, the holder would receive 1.04 shares of the Company's common stock, plus cash payment of $3.125 for each share of Series S Preferred Stock converted. This merger transaction will be accounted for using the purchase method of accounting.

Year 2000

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has evaluated its financial software and building operating systems of the Inns. Based on assessments to date, management believes that the arrival of the year 2000, and the potential related computer problems, will not have a material adverse impact on the Company or JH. The Company believes that its current software and operating systems are year 2000 compliant. Based on current information, costs of addressing and solving year 2000 problems are not expected to have a material effect on Jameson's financial position or results of operations. The ability of third parties, with whom the Company transacts business, to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's future financial condition or results of operations.

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

The Lessee

The Company seeks to enhance Lease revenue by working in a collaborative manner with JH, lessee of the Inns. Presently, JH also has an exclusive relationship with the Company in that JH does not manage any hotel properties other than the Inns. The Company believes this exclusive relationship ensures that the Company's and JH's interests are well-aligned. JH is the successor to Jameson Operating Company, LLC ("JOCLLC") and its predecessor Jameson Operating Company ("JOC"). These companies were both wholly owned by Thomas W. Kitchin, Chairman and Chief Executive Officer of the Company, JOCLLC since its inception and JOC since Mr. Kitchin's acquisition of the remaining 90.1% stock of JOC in September 1997. Effective March 31, 1998, JOCLLC merged with Jameson Development Company, LLC, the company which constructs the Inns, and other related Jameson entities. The resulting company, which constructs and operates the Inns, subsequently changed its name to Jameson Hospitality, LLC. Thomas W. Kitchin and his spouse are the sole owners of Jameson Hospitality, LLC. While the Company does not control the operations of JH or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Leases' formula allows the Company to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

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

                                           For the Three Month Period Ended
                                                       March 31
                                           --------------------------------
                                                 1999              1998
                                              -----------       -----------
Room Revenues as defined by Lease            $10,604,828        $8,197,188
Construction and other revenues                5,692,029         6,943,247
                                              -----------       -----------
Total revenues                                16,296,857        15,140,435

Inn operating expenses                        (5,203,966)       (4,220,490)
Cost of construction and other revenues       (5,754,193)       (6,815,449)
Advertising                                     (428,997)         (605,343)
Lease expense to Jameson Inns, Inc.           (4,875,038)       (3,852,678)
                                              -----------       -----------
Income before income taxes                       $34,663         $(353,525)
                                              ===========       ===========

Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1998.

                                    Common Stock         Preferred Stock
                                    ------------         ---------------
First Quarter, 1998                     $0.23             $0.089**
Second Quarter, 1998                     0.24              0.0581
Third Quarter, 1998                      0.24              0.0581
Fourth Quarter, 1998                     0.24              0.0581

First Quarter, 1999                      0.24*             0.0581***


* On April 23, 1999 the Company declared this dividend, which is payable on May 20, 1999 to shareholders of record on May 4, 1999.

** On April 20, 1998, the Company declared a dividend of $.089 per share for the 9.25% Series A Cumulative Preferred Stock for the period March 18 to March 31, 1998. The dividend was paid on May 1, 1998 to shareholders of record on March 31, 1998.

*** On March 15, 1999 the Company declared this dividend, which was paid on April 20, 1999, to shareholders of record on April 1, 1999.

PART II

OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

      The Company filed two Current Reports on Form 8-K during the three months ended March 31, 1999. One, dated February 2, 1999, related to the announcement of the proposed merger of the Company and Signature Inns, Inc. The second, dated March 9, 1999, was filed to provide the consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the consolidated financial statements of Jameson Hospitality, LLC as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998. This second report also included Selected Financial Information and Management's Discussion and Analysis Financial Condition and Results of Operations for (i) the year ended December 31, 1998, compared to the year ended December 31, 1997 and (ii) the year ended December 31, 1997 compared to the year ended December 31, 1996.


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



                                          Jameson Inns, Inc.
                                          (Registrant)



Dated: May 14, 1999           By:  /s/ Craig R. Kitchin
                             --------------------------------------
                              Craig R. Kitchin
                              President and Chief Financial Officer
                              (Principal Financial Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                                                  Page
-------                                                                 ----
12.1        Calculation of Ratios of Earnings to Combined
            Fixed Charges and Preferred Stock Dividends.....................

27.1        Financial Data Schedule.........................................


                                       -19-