Form 10-Q/A
period 1999-03-31
JAMESON INNS INC
filed 1999-05-27
CIK 914373

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q/A1
                                 Amendment No.1
                                       To
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 1999
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ____ to ____.

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
                                              ===========       ===========

Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1998.

                                    Common Stock         Preferred Stock
                                    ------------         ---------------
First Quarter, 1998                     $0.23             $0.089**
Second Quarter, 1998                     0.24              0.581x
Third Quarter, 1998                      0.24              0.581x
Fourth Quarter, 1998                     0.24              0.581x

First Quarter, 1999                      0.24*             0.581x***


x These amounts have been corrected for a typographical error in decimal placement in the original March 31, 1999 Form 10-Q.

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


27.1         Financial Data Schedule*

*     Previously filed

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Jameson Inns, Inc.
                                          (Registrant)



Dated: May 27, 1999           By:  /s/ Craig R. Kitchin
                             --------------------------------------
                              Craig R. Kitchin
                              President and Chief Financial Officer
                              (Principal Financial Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                                                  Page
-------                                                                 ----
12.1        Calculation of Ratios of Earnings to Combined
            Fixed Charges and Preferred Stock Dividends.....................

27.1        Financial Data Schedule*........................................

*   Previously filed

                                       -19-