Form 10-Q
period 1999-06-30
JAMESON INNS INC
filed 1999-08-16
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

                         Commission file number 0-23256


                               JAMESON INNS, INC.
             (Exact name of registrant as specified in its Articles)

                          -----------------------------

         Georgia                                                 58-2079583
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

                       8 Perimeter Center East, Suite 8050
                           Atlanta, Georgia 30346-1604
          (Address of principal executive offices including zip codes)

                                 (770) 901-9020
              (Registrant's telephone number, including area code)

                          -----------------------------

                     (Former name, former address and former
                   fiscal year, if changed since last report)

                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]     No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 10,995,294 shares outstanding as of August 12, 1999.

INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
             and December 31, 1998......................................................................  3

         Condensed Consolidated Statements of Operations for the Three and Six
             Month Periods Ended June 30, 1999 and 1998 (unaudited).....................................  4

         Condensed Consolidated Statements of Stockholders' Equity for the
             Six Month Period Ended June 30, 1999 (unaudited) and the Year Ended
             December 31, 1998..........................................................................  5

         Condensed Consolidated Statements of Cash Flows for the Six Month
             Periods Ended June 30, 1999 and 1998 (unaudited)...........................................  6

             Notes to Condensed Consolidated Financial Statements (unaudited)...........................  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................... 12


PART II.  OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS................................................................ 21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................................... 21

         SIGNATURES..................................................................................... 22

         EXHIBITS

                               JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30           DECEMBER 31
                                                      1999                1998
                                                  -------------       -------------
                                                   (UNAUDITED)
ASSETS
Property and equipment                            $ 297,105,368       $ 168,880,042
Less: Accumulated depreciation                      (20,075,929)        (16,754,843)
                                                  -------------       -------------
                                                    277,029,439         152,125,199

Cash                                                    706,944             500,377
Restricted cash                                         892,165                  --
Lease revenue receivable                              5,448,701           2,289,753
Deferred finance costs, net                           1,942,653           1,110,336
Hotel limited partnership                             1,068,848                  --
Other assets                                            443,248             303,497
                                                  -------------       -------------
                                                  $ 287,531,998       $ 156,329,162
                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                            $ 141,648,091       $  53,697,435
Accounts payable and accrued expenses                   862,975             199,730
Accounts payable to affiliates                        1,468,340           2,087,106
Accrued interest payable                                979,529             350,436
Accrued property taxes                                2,289,795             432,168
Preferred stock dividends payable                     1,304,307             693,750
                                                  -------------       -------------
                                                    148,553,037          57,460,625
Stockholders' equity:
   Preferred stock, $1 par value,
     1,272,727 shares (1,200,000 in 1998) of
     9.25% Series A Cumulative Preferred
     Stock issued and outstanding                     1,272,727           1,200,000
   Preferred stock, $1 par value,
     2,256,000 shares (0 in 1998) of $1.70
     Series S Cumulative Convertible
     Preferred Stock issued and outstanding           2,256,000                  --
   Common stock, $.10 par value, 40,000,000
     shares authorized, 10,992,299 shares
     ( 9,895,810 shares in 1998) issued and
     outstanding                                      1,099,230             989,581
   Additional paid-in capital                       135,377,995          97,705,947
   Retained deficit                                  (1,026,991)         (1,026,991)
                                                  -------------       -------------
Total stockholders' equity                          138,978,961          98,868,537
                                                  -------------       -------------
                                                  $ 287,531,998       $ 156,329,162
                                                  =============       =============

See accompanying notes.

                               JAMESON INNS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                              1999             1998              1999            1998
                                                           ----------      -----------       -----------      ----------
Lease revenue                                              $9,322,064      $ 4,742,604       $14,197,102      $8,595,282

Expenses:
        Property tax expense                                  658,740          213,044           961,299         430,948
        Insurance expense                                     200,815          115,138           283,403         228,179
        Depreciation                                        2,204,549        1,363,976         3,905,872       2,659,247
        General and administrative expenses                   318,172          150,443           446,222         288,480
        Loss on disposal of furniture and equipment           140,697          160,697           261,405         267,460
        Loss on impairment of real estate                          --        2,507,000                --       2,507,000
                                                           ----------      -----------       -----------      ----------
Total expenses                                              3,522,973        4,510,298         5,858,201       6,381,314
                                                           ----------      -----------       -----------      ----------

Income from operations                                      5,799,091          232,306         8,338,901       2,213,968

Other income (expenses):
        Equity in income of hotel limited partnership          25,448               --            25,448              --
        Interest expense, net of capitalized amounts        2,013,023          165,965         2,925,027         682,213
                                                           ----------      -----------       -----------      ----------

Income before extraordinary loss                            3,811,516           66,341         5,439,322       1,531,755
Extraordinary loss - early extinguishment of debt                  --           78,014                --         106,050
                                                           ----------      -----------       -----------      ----------

Net income (loss)                                           3,811,516          (11,673)        5,439,322       1,425,705
Less preferred stock dividends                              1,304,307          693,750         1,998,057         800,550
                                                           ----------      -----------       -----------      ----------
Net income (loss) attributable to
    common stockholders                                    $2,507,209      $  (705,423)      $ 3,441,265      $  625,155
                                                           ==========      ===========       ===========      ==========



Per common share:
Income before extraordinary loss:
        Basic                                              $     0.24      $     (0.06)      $      0.34      $     0.08
        Diluted                                            $     0.24      $     (0.06)      $      0.34      $     0.07
  Net income:
        Basic                                              $     0.24      $     (0.07)      $      0.34      $     0.06
        Diluted                                            $     0.24      $     (0.07)      $      0.34      $     0.06
Dividends paid on common stock                             $     0.24      $      0.23       $      0.48      $     0.46

See accompanying notes.

                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    PREFERRED    PREFERRED
                                                      STOCK        STOCK      COMMON     CONTRIBUTED     RETAINED      STOCKHOLDERS'
                                                     SERIES A     SERIES S     STOCK       CAPITAL        DEFICIT         EQUITY
                                                    ----------  ----------  ----------  -------------   -----------   -------------
Balance at December 31, 1997                                --          --  $  977,408  $  75,210,464   $(1,026,991)  $  75,160,881

     Issuance of preferred and common
       stock, net of offering expense               $1,200,000          --       4,253     27,839,002            --      29,043,255

     Exercise of stock options                              --          --       5,930        353,089            --         359,019

     Vesting of restricted stock grant                      --          --       1,990         60,442            --          62,432

     Common stock dividends                                 --          --          --     (3,784,845)   (5,457,255)     (9,242,100)

     Preferred stock dividends                              --          --          --     (1,972,205)     (215,845)     (2,188,050)

     Net income                                             --          --          --             --     5,673,100       5,673,100

                                                    ----------  ----------  ----------  -------------   -----------   -------------
Balance at December 31, 1998                        $1,200,000          --  $  989,581  $  97,705,947   $(1,026,991)  $  98,868,537

     Issuance of preferred and common
       stock, net of offering expense (unaudited)       72,727  $2,256,000     108,052     38,852,282            --      41,289,061

     Exercise of stock options (unaudited)                  --          --       1,501        100,302            --         101,803

     Vesting of restricted stock grant (unaudited)          --          --          96         32,301            --          32,397

     Common stock dividends (unaudited)                     --          --          --       (619,087)   (4,135,015)     (4,754,102)

     Preferred stock dividends (unaudited)                  --          --          --       (693,750)   (1,304,307)     (1,998,057)

     Net income (unaudited)                                 --          --          --             --     5,439,322       5,439,322

                                                    ==========  ==========  ==========  =============   ===========   =============
Balance at June 30, 1999 (unaudited)                $1,272,727  $2,256,000  $1,099,230  $ 135,377,995   $(1,026,991)  $ 138,978,961
                                                    ==========  ==========  ==========  =============   ===========   =============

See accompanying notes.

                               JAMESON INNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE SIX MONTH PERIOD ENDED
                                                                   JUNE 30
                                                         ---------------------------
                                                             1999           1998
                                                         ------------   ------------
OPERATING ACTIVITIES
Net income                                               $  5,439,322   $  1,425,705
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Extraordinary item                                              --        106,050
   Depreciation and amortization                            4,005,514      2,712,544
   Loss on disposal of furniture and equipment                261,404        267,460
   Loss on impairment of property                                  --      2,507,000
   Equity in income of hotel limited partnership              (25,448)            --
Changes in assets and liabilities, net of acquisitions,
   increasing (decreasing) cash:
   Lease revenue receivable                                (2,908,949)      (168,385)
   Restricted cash                                            491,909             --
   Prepaid expenses and other assets                         (139,751)      (376,447)
   Accounts payable and accrued expenses                    1,028,619        (13,723)
   Accounts payable to affiliates                            (870,319)    (1,013,329)
   Accrued interest                                              (908)       (36,806)
   Accrued property taxes                                     445,831        166,651
                                                         ------------   ------------
Net cash provided by operating activities                   7,727,224      5,576,720

INVESTING ACTIVITIES
Acquisition of Signature and billboards, net of
    cash acquired                                               3,821             --
Additions to property and equipment                       (18,196,983)   (23,795,572)
                                                         ------------   ------------
Net cash used in investing activities                     (18,193,162)   (23,795,572)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                          --     28,527,933
Common stock dividends paid                                (4,754,102)    (4,619,069)
Preferred stock dividends paid                             (1,998,057)            --
Proceeds from issuance of common stock                        235,153        304,896
Proceeds from exercise of stock options                       101,803        316,064
Proceeds from mortgage notes payable                       43,091,060     23,314,066
Payment of deferred finance costs                            (931,958)      (235,424)
Payments on mortgage notes payable                        (25,071,394)   (29,713,056)
                                                         ------------   ------------
Net cash provided by financing activities                  10,672,505     17,895,410
                                                         ------------   ------------

Net increase (decrease) in cash                               206,567       (323,442)
Cash at beginning of period                                   500,377        338,581
                                                         ------------   ------------
Cash at end of period                                    $    706,944   $     15,139
                                                         ============   ============

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Non-cash acquisition of property and equipment           $ 37,914,215             --
                                                         ============   ============
Issuance of stock in connection with acquisitions        $ 41,053,908             --
                                                         ============   ============

See accompanying notes.

                               JAMESON INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." In addition, as a result of the acquisition of Signature Inns, Inc. in May, 1999 the Company now owns Inns in the Midwest operating under the name "Signature Inn (R)". At June 30, 1999, the Company had a total of 113 Jameson Inns either in operation or under development, including 85 operating Jameson Inns (4,101 available rooms), 14 Inns under construction, eight tracts of land on which construction is expected to commence during 1999, and contracts to acquire six parcels of land on which additional Inns are expected to be constructed. In addition, the Company owns 25 operating Signature Inns (2,978 available rooms) and owns a 40% interest as a general partner in another Signature Inn (81 rooms).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date. Operating results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.

2.       MERGER WITH SIGNATURE INNS, INC.

On May 7, 1999, the Company completed its merger with Signature Inns, Inc. ("Signature"). In the merger, the Company acquired 25 Signature Inns located in six Midwestern states and a 40% interest in a partnership which owns one Signature Inn. Immediately prior to the merger, the Signature operating assets were sold to, and the liabilities pertaining to the operations of the Signature Inns were assumed by, Jameson Hospitality, LLC (see Lessee). In connection with the merger, the Company entered into a new master lease with Jameson Hospitality covering the 25 wholly-owned Signature Inns. The new master lease has terms which are similar to the terms of the master leases covering the Jameson Inns and extends to 2012.

In the merger, holders of Signature common stock received one half of a share of Jameson common stock and $1.22 in cash for each share of Signature common stock. In addition, Signature paid a special $0.28 dividend on each share of Signature common stock immediately prior to the consummation of the merger. Holders of Signature Series A Preferred Stock received one share of Jameson Series S Preferred Stock for each share of Signature Series A Preferred Stock. In the merger, the Company assumed all of the outstanding indebtedness of Signature, except for $2.1 million which was repaid at closing with additional borrowings under the Company's line of credit. As of May 7, 1999, the debt assumed totaled $67.1 million and was secured by mortgages on twenty-four of the Signature Inns.


The purchase price of Signature approximated $46.3 million, consisting of $2.6 million in cash, the issuance of 1,051,846 shares of Jameson Common Stock (at $9.125 per share), 2,256,000 shares of Jameson Series S Preferred Stock (at $13.375 per share), and merger related costs of approximately $4.0 million. The purchase price has been allocated to the fair value of the net assets acquired as follows:


Cash                                   $   6,721,951
Restricted cash                            1,384,074
Hotel limited partnership                  1,079,675
Property and equipment                   108,332,245
Amount due from affiliates                   398,447
Accounts payable and accrued expenses       (277,580)
Accrued interest payable                    (630,001)
Accrued property taxes                    (1,411,796)
Mortgage notes payable                   (69,231,797)
                                       -------------
Total purchase price                   $  46,365,218
                                       =============

The merger was accounted for as a purchase of Signature by Jameson. The historical results of Jameson include the effects of the merger beginning May 7, 1999. The following presents the unaudited pro forma results of operations as if the purchase and all related transactions were consummated on April 1 of the respective period for the three-month periods ended June 30, and January 1 of the respective period for the six month periods ended June 30. Such information reflects the allocation of the purchase price.


                                               FOR THE THREE MONTH PERIOD        FOR THE SIX MONTH PERIOD
                                                      ENDED JUNE 30                     ENDED JUNE 30
                                               ---------------------------      ----------------------------
                                                   1999            1998            1999              1998
                                               -----------      ----------      -----------      -----------
PRO FORMA:
    Lease revenues                             $11,045,869      $9,486,017      $19,155,376      $16,533,939
    Income before extraordinary
      items                                      3,863,609       1,455,648        5,285,493        2,947,464
    Extraordinary items                                 --         (78,014)              --         (106,050)
                                               -----------      ----------      -----------      -----------

    Net income                                   3,863,609       1,377,634        5,285,493        2,841,414
    Preferred stock dividends                    1,694,596       1,652,550        3,347,146        2,718,150
                                               -----------      ----------      -----------      -----------
    Net income (loss) attributable to
       common stockholders                     $ 2,169,013      $ (274,916)     $ 1,938,347      $   123,264
                                               ===========      ==========      ===========      ===========

    Pro forma earnings per share:
       BASIC EARNINGS PER COMMON SHARE:
    Income before extraordinary
       items                                   $       .20      $     (.02)     $       .18      $       .02
    Extraordinary items                                 --            (.01)              --             (.01)
                                               -----------      ----------      -----------      -----------
        Net income                             $       .20      $     (.03)     $       .18      $       .01
                                               ===========      ==========      ===========      ===========

       DILUTED EARNINGS PER COMMON SHARE:
    Income before extraordinary
       items                                   $       .20      $     (.02)     $       .18      $       .02
    Extraordinary items                                 --            (.01)              --             (.01)
                                               -----------      ----------      -----------      -----------
    Net income (loss)                          $       .20      $     (.03)     $       .18      $       .01
                                               ===========      ==========      ===========      ===========


3.       ACQUISITION OF OUTDOOR ADVERTISING ASSETS OF JAMESON HOSPITALITY, LLC

On April 2, 1999, the Company completed the acquisition of the outdoor advertising assets and certain operations of Jameson Hospitality, LLC ("JH"). These assets consist of approximately 100 roadside billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties, is placed. These billboards were leased to JH and continue to be used for the same type of advertising. Consideration of $2,381,000 paid to JH consisted of (i) 72,727 newly issued shares of the Company's Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000 which is secured by mortgages on the billboards and the revenues generated therefrom.

4.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                  FOR THE THREE MONTH PERIOD           FOR THE SIX MONTH PERIOD
                                                         ENDED JUNE 30                       ENDED JUNE 30
                                                ------------------------------       ------------------------------
                                                    1999              1998               1999              1998
                                                ------------       -----------       ------------       -----------
NUMERATOR:

    Income before extraordinary
      Loss                                      $  3,811,516       $    66,341       $  5,439,322       $ 1,531,755

    Extraordinary loss                                    --           (78,014)                --          (106,050)
                                                ------------       -----------       ------------       -----------

    Net income (loss)                              3,811,516           (11,673)         5,439,322         1,425,705

    Less:  Cumulative preferred stock
      dividends                                   (1,304,308)         (693,750)        (1,998,058)         (800,550)
                                                ------------       -----------       ------------       -----------

    Numerator for basic and diluted
      earnings per share-income available
      to common stockholders                    $  2,507,208       $  (705,423)      $  3,441,264       $   625,155
                                                ============       ===========       ============       ===========


 DENOMINATOR:

    Weighted average shares
     outstanding                                  10,551,772         9,835,984         10,229,083         9,813,795

    Less: Unvested restricted shares of
      common stock                                   (85,964)          (64,401)           (85,135)          (64,401)
                                                ------------       -----------       ------------       -----------

    Denominator for basic earnings per
      share                                       10,465,808         9,771,583         10,143,948         9,749,394

    Plus:  Effect of dilutive securities

      Employee and director stock
        options                                       58,295                --             49,832           117,233
      Unvested restricted shares of
        common stock                                  69,476                --             72,148            44,589
                                                ------------       -----------       ------------       -----------

    Total potential dilutive common
      shares                                         127,771                --            121,980           161,822
                                                ------------       -----------       ------------       -----------

    Denominator for diluted earnings
      per share- adjusted weighted average
      shares and assumed conversions              10,593,579         9,771,583         10,265,928         9,911,216
                                                ============       ===========       ============       ===========

                                                     FOR THE THREE MONTH PERIOD    FOR THE SIX MONTH PERIOD
                                                          ENDED JUNE 30                  ENDED JUNE 30
                                                     --------------------------    ------------------------
                                                       1999            1998           1999           1998
                                                       ----           -----           ----           -----
BASIC EARNINGS PER COMMON SHARE:

    Income before extraordinary loss
      (net of cumulative preferred stock
      dividends)                                       $.24           $(.06)          $.34           $ .08
    Extraordinary loss                                   --           $(.01)            --           $(.02)
                                                       ----           -----           ----           -----

    Net income per common share
      (net of cumulative preferred stock
      dividends)                                       $.24           $(.07)          $.34           $(.06)
                                                       ====           =====           ====           =====

DILUTED EARNINGS PER COMMON SHARE:

    Income before extraordinary loss (net of
      cumulative preferred stock dividends)            $.24           $(.06)          $.34           $ .07
    Extraordinary loss                                   --           $(.01)            --           $(.01)
                                                       ----           -----           ----           -----

    Net income per common share (net of
      cumulative preferred stock dividends)            $.24           $(.07)          $.34           $ .06
                                                       ====           =====           ====           =====


Options to purchase 682,501 and -0- shares of Common Stock for the three months ended June 30, 1999 and 1998 and options to purchase 944,282 and -0- shares of Common Stock for the six months ended June 30, 1999 and 1998 were outstanding but were not included in the computation of diluted earnings per share because the securities' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.       SUBSEQUENT EVENT

On July 2, 1999 the Company sold its Jameson Inn hotel property located in Milledgeville, Georgia. The sale did not result in a gain or a loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

The Company's primary source of revenue is rent payments by "JH" under master leases (the "Leases") covering all of the operating Jameson Inns and the twenty-five Signature Inns beginning May 7, 1999. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Leases provide for the payment of base rent and percentage rent. For the quarter ended June 30, 1999, base rent and percentage rent in the aggregate amount of $9.32 million was earned by the Company. The principal determinant of percentage rent is JH's Room Revenues of the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.


                                    FOR THE THREE MONTH PERIOD     FOR THE SIX MONTH PERIOD
                                          ENDED JUNE 30                 ENDED JUNE 30
                                     -----------------------       -----------------------
                                       1999           1998           1999           1998
                                     --------       --------       --------       --------
Occupancy rate                          65.63%         68.00%         62.13%         64.84%
ADR                                  $  55.62       $  49.89       $  54.38       $  48.94
REVPAR                               $  36.51       $  33.93       $  33.79       $  31.73
Room revenues (000s)                 $ 19,494       $  9,895       $ 29,848       $ 17,902
Room nights available                 533,984        291,661        883,416        564,142
Room nights occupied                  350,451        198,336        548,879        365,789
Operating Inns (at period end)            110             72            110             72
Rooms available (at period end)         7,079          3,377          7,079          3,377

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998.

Revenue from the Leases for the Company for the three month period ended June 30, 1999, increased 96.6% to $9.3 million as compared to $4.7 million for the same period in 1998. The increase was due to the increase in JH's Room Revenues.

- The number of room nights available increased from 291,661 in 1998 to 533,984 in 1999, or 83.1%, due to the opening from January 1, 1998 through June 30, 1999, of 23 new Jameson Inns (totaling 910 rooms), and 15 expansions of existing Jameson Inns (adding 290 rooms) and the operations of the Signature Inns (2,978 additional rooms) from May 7, 1999.

- ADR increased 11.5% from $49.89 in the second quarter of 1998 to $55.62 in the same period in 1999.

- The occupancy rate decreased from 68.00% during the second quarter of 1998 to 65.63% during the second quarter of 1999. The decrease in overall occupancy of Jameson Inns is attributable primarily to (a) the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available, (b) the opening of new Jameson Inns which typically require several months of operations before realizing higher occupancy rates and (c) additional competition in certain markets.

As a result of these three factors, second quarter Room Revenues rose 97% from $9.9 million for the second quarter of 1998 to $19.5 million in the second quarter of 1999. Same Inn Room Revenues in the second quarter of 1999 versus the second quarter of 1998 grew to $10.3 million from $9.9 million, or 3.6%. The same Inn growth is due to an increase in ADR from $50.79 to $52.55 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 286,679 to 292,403, offset by a decrease in the occupancy rate from 68.19% to 66.94% for these Inns for the second quarter of 1999 compared to the same period in 1998.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended June 30, 1999, was $318,172, as compared to $150,443 for the three months ended June 30, 1998. The 1999 expense is greater than 1998 due to more time spent in 1999 by shared employees on the Company's business matters as compared to other related entities. Much of this increased time related to the merger with Signature.

Property taxes and insurance expense totaled $859,555 for the three month period ended June 30, 1999, compared with $328,182 for the same period in 1998. The increase is attributable to the increase in number of Jameson Inns, the expansion of existing Jameson Inns and the Signature Inns acquired on May 7, 1999.

Interest expense increased from $165,965 for the three-month period ended June 30, 1998, to $2,013,023 for the same period ended June 30, 1999, due to the greater amounts of average principal indebtedness outstanding in the second quarter of 1999 and the $67.1 million of mortgage indebtedness assumed with the acquisition of Signature. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $1,363,976 to $2,204,549 for the three month periods ended June 30, 1998 and 1999, respectively, due to an increase in the number of operating Jameson Inns, the expansion of existing Inns and the Signature Inns acquired on May 7, 1999.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998.

Revenue from the Leases for the Company for the six month period ended June 30, 1999, increased 65.2% to $14.2 million as compared to $8.6 million for the same period in 1998. The increase was due to the increase in JH's Room Revenues.

- The number of room nights available increased from 564,142 in 1998 to 883,416 in 1999, or 56.6%, due to the opening from January 1, 1998 through June 30, 1999, of 23 new Jameson Inns (totaling 910 rooms), and 15 expansions of existing Jameson Inns (adding 290 rooms) and the operations of the Signature Inns from May 7, 1999.

- ADR increased 7.3% from $48.94 in the first half of 1998 to $52.53 in the same period in 1999.

- The occupancy rate decreased from 64.84% during the first six months of 1998 to 61.12% during the second six months of 1999. The decrease in overall occupancy of Jameson Inns is attributable primarily to (a) the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available, (b) the opening of new Jameson Inns which typically require several months of operations before realizing higher occupancy rates and (c) additional competition in certain markets.

As a result of these three factors, Room Revenues rose 66.5% from $17.9 million for the first six months of 1998 to $29.8 million in the first six months of 1999. Same Inn Room Revenues in the first six months of 1999 versus the same period in 1998 grew to $19.0 million from $18.1 million, or 5.0%. The same Inn growth is due to an increase in ADR from $49.94 to $52.29 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 559,160 to 580,438, offset by a decrease in the occupancy rate from 64.91% to 62.74% for these Inns for the first half of 1999 compared to the same period in 1998.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the six months ended June 30, 1999, was $446,222, as compared to $288,480 for the six months ended June 30, 1998. The 1999 expense is greater than 1998 due to more time spent in 1999 by shared employees on the Company's business matters as compared to other related entities.
Much of this increased time related to the Signature Inns merger.

Property taxes and insurance expense totaled $1,244,702 for the six month period ended June 30, 1999, compared with $659,127 for the same period in 1998. The increase is attributable to the increase in number of Jameson Inns, the expansion of existing Jameson Inns and the Signature Inns acquired on May 7, 1999.

Interest expense increased from $682,213 for the six-month period ended June 30, 1998, to $2,925,027 for the same period ended June 30, 1999, due to the greater amounts of average principal indebtedness outstanding in the second quarter of 1999. Interest expense amounts exclude interest capitalized in the cost of new Inn development and the $67.1 million of mortgage indebtedness assumed with the acquisition of Signature.

Depreciation expense increased from $2,658,362 to $3,905,872 for the six month periods ended June 30, 1998 and 1999, respectively, due to an increase in the number of operating Jameson Inns, the expansion of existing Inns and the Signature Inns acquired on May 7, 1999.

FUNDS FROM OPERATIONS ("FFO")

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


                                        FOR THE THREE MONTH PERIOD         FOR THE SIX MONTH PERIOD
                                               ENDED JUNE 30                     ENDED JUNE 30
                                        ---------------------------       --------------------------
                                          1999             1998             1999            1998
                                        ----------      -----------       ----------      ----------
Net income attributable to common
  stockholders                          $2,507,208      $  (705,423)      $3,441,264      $  625,155
Depreciation                             2,204,549        1,363,976        3,905,872       2,659,247
FFO adjustment for equity share of
  hotel partnership                          5,761               --            5,761              --
Extraordinary loss                              --           78,014               --         106,050
Loss on disposal of furniture and
  equipment                                140,697          160,697          261,405         267,460
Loss on impairment of property                  --        2,507,000               --       2,507,000
                                        ----------      -----------       ----------      ----------
Funds from Operations                   $4,858,215      $ 3,404,264       $7,614,302      $6,164,912
                                        ==========      ===========       ==========      ==========

As described elsewhere in this Form 10-Q, including in note 2 to the condensed consolidated statements, the Company merged with Signature Inns, Inc. on May 7, 1999. The following presents the unaudited pro forma funds from operations as if the purchases and all related transactions were consummated on April 1 of the respective period for the three month periods ended June 30 and January 1 of the respective period for the six month periods ended June 30:


                                       FOR THE THREE MONTH PERIOD         FOR THE SIX MONTH PERIOD
                                              ENDED JUNE 30                      ENDED JUNE 30
                                       ---------------------------       --------------------------
                                          1999             1998             1999            1998
                                       ----------      -----------       ----------      ----------
PRO FORMA:
Net income attributable to common
  stockholders                         $2,169,013      $  (274,196)      $1,938,347      $  123,264
Depreciation                            2,758,432        2,719,531        5,815,310       5,370,357
FFO adjustment for equity share
  of hotel partnership                      9,822           15,619           19,644          31,238
Extraordinary loss                             --           78,014               --         106,050
Loss on disposal of furniture and
  equipment                               140,697          160,697          261,405         267,460
Loss on impairment of property                 --        2,507,000               --       2,507,000
                                       ----------      -----------       ----------      ----------

Funds from Operations                  $5,077,964      $ 5,206,665       $8,034,706      $8,405,369
                                       ==========      ===========       ==========      ==========

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to continue to develop additional Inns and to expand existing Inns, as suitable opportunities arise. The Company will not undertake such investments, however, unless adequate sources of financing are available. Since its election to be taxed as a REIT, the company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. Management believes that it can continue to finance new hotels and expansions with these construction and long-term mortgage loans. At June 30, 1999, the Company had approximately $142 million in outstanding debt and had two operating Jameson Inns and one operating Signature Inn which were debt free and could be used as collateral should it require additional borrowing capacity.

The Company has a $46.2 million line of credit (the "Line"). The Company uses the Line to finance part or all of the development costs of new Inns if there is no construction loan in place. Borrowings under the Line are secured by mortgages on 41 of the Jameson Inns. Interest-only payments are due monthly until the balance under the Line converts to a term loan. After the interest-only period, which extends for up to three years, borrowings under the Line convert to term loans and payments of interest and principal are due monthly. Principal under each of the term loans is generally amortized over a 15-year period, but is payable in full at various dates beginning in 2003 through 2007 for term loans outstanding at June 30, 1999. Loans made under the Line bear interest at rates initially ranging from 8.25% to 9.0%, which are adjustable annually to equal a major lender's prime rate plus 0.25% or 0.50%. The minimum annual interest rate payable under the Line is 7% and the maximum is 13%. At June 30, 1999, the Company had borrowed $16.6 million under the Line and had remaining availability of $29.6 million. The annual interest rates at June 30, 1999, ranged from 8.25% to 9.0%.

Historically, the Company has employed construction and long term mortgage financing to fund the balance of construction costs not funded under the Line. For each new Jameson Inn to be built, Jameson generally obtains a construction loan of $1.1 to $2.8 million depending on the size of the Jameson Inn to be built. After an 18-month interest-only period, each construction loan converts to a long-term mortgage financing upon completion of the Jameson Inn without any further action by Jameson, amortized over 10 to 15 years and payable in full seven years from inception. The interest rate on each of such loans is adjusted annually to rates ranging from the prime rate then prevailing to prime plus 0.50%. As of June 30, 1999, the construction loans were secured by mortgages on 12 of the Jameson Inns under construction.

As of June 30, 1999, Jameson had a total of 14 Jameson Inns under construction with total construction costs, excluding land and closing costs, expected to total $42.3 million when the projects are complete. For 12 of these properties, the Company had obtained commitments for construction loans totaling $23.8 million.

Since the Company presently intends to rely primarily on borrowings for construction and permanent financing of new Jameson Inns and Signature Inns and the expansion of existing properties, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter Jameson from constructing new hotels or expanding existing hotels. The availability of such financing depends on a number of factors over which we have no control, including general economic conditions, the economic and competitive environments of the communities in which our Inns are located and the level and stability of long term interest rates. The Company is also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

As with most real estate environments, investments in Inns are relatively illiquid and this illiquidity is further increased by the location of many of our Inns in small communities. As a result, our ability to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

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

Jameson and Jameson Hospitality have completed an assessment of their computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of corporate and hotel applications, hardware, and software (information technology or "IT"), and non-IT areas such as microprocessors and embedded chips. Jameson and Jameson Hospitality established a time line for assuring compliance and are monitoring progress toward that end. On-going testing of existing systems, to determine compliance, will be completed by the end of September 1999. We anticipate that systems that are determined to be non-compliant will be repaired or replaced by October 1999. The remediation phase includes modification to, or replacement of, software, and hardware or microprocessors.

Estimated total costs, excluding internal costs, to complete compliance for both companies are $100,000. No material amounts have been expended as of June 30, 1999, for Year 2000 remediation. Neither Jameson nor Jameson Hospitality tracks the internal costs incurred for the Year 2000 project (principally the payroll and related costs for our information systems group). The costs of the project have been and will continue to be funded through operating cash flows of the companies.

Jameson and Jameson Hospitality rely on third party consultants and suppliers for a variety of their corporate and hotel operations. The ability of third parties to adequately address their Year 2000 issues is outside of our control. There can be no assurance that the failure of Jameson and Jameson Hospitality, or such third parties, to adequately address their respective Year 2000 issues will not have a material adverse effect on our future financial condition or results of operations.

Jameson and Jameson Hospitality believe they have an effective program in place which will resolve the Year 2000 issue in a timely manner. Year 2000 risks include failure to obtain successful testing of hardware/software, failed attempts to obtain vendor compliance, and failure on the part of suppliers and service providers. Jameson and Jameson Hospitality believe that under most reasonably likely worst case scenarios hotel operations could be disrupted, a reduction in hotel occupancy could occur due to lost reservations, or corporate financial functions could be impaired. Such an event would cause certain processes to revert to manual systems and could have a material adverse impact on Jameson and Jameson Hospitality's operating results and financial position.

Jameson and Jameson Hospitality maintain contingency plans in its normal course of business designed to be deployed in the event of various potential business interruptions. Contingency plans to address Year 2000 risks have not been fully developed, however Jameson and Jameson Hospitality intend to finalize their contingency plans for those risks by October 1999. Contingency plans will be implemented between October 1 and December 31, 1999, for systems that cannot be feasibly repaired or replaced.

FORWARD-LOOKING STATEMENTS

There are a number of statements in this report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the Company's expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends, expected Year 2000 compliance and other matters. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties, including (1) the Company's ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to the Company, (b) assimilate the Signature Inns operations, properties, and staff, (c) assess accurately the market demand for new Inns and expansions of existing Inns, (d) identify and purchase new sites which meet its various criteria, including reasonable land prices, (e) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (f) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (g) manage its business in a cost-effective manner given the increase in the number of Inns; (2) JH's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by the Company; (5) the availability of qualified managers and employees necessary for the Company's planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

THE LESSEE - JAMESON HOSPITALITY, LLC

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

The following table summarizes the unaudited financial results of JH including the operating results of the Signature Inns beginning May 7, 1999.


                                      FOR THE THREE MONTH PERIOD         FOR THE SIX MONTH PERIOD
                                             ENDED JUNE 30                     ENDED JUNE 30
                                     ----------------------------      -----------------------------
                                         1999             1998             1999              1998
                                     -----------      -----------      -----------      ------------
Room Revenues as defined by the
  Leases                             $20,046,146      $10,090,919      $30,650,974      $ 18,288,107
Construction and other revenues        7,943,924        9,441,648       13,635,953        16,384,895
                                     -----------      -----------      -----------      ------------
    Total revenues                    27,990,070       19,532,567       44,286,927        34,673,002

Inn operating expenses                 9,516,273        5,247,989       14,720,239         9,468,479
Cost of construction and other
  revenues                             7,994,364        8,769,975       13,748,557        15,585,424
Advertising                              811,986          560,467        1,240,983         1,165,810
Lease expense to Jameson
  Inns, Inc.                           9,166,144        4,742,604       14,041,182         8,595,282
                                     -----------      -----------      -----------      ------------
     Total expenses                   27,488,767       19,321,035       43,750,961        34,814,995
                                     -----------      -----------      -----------      ------------
Net income (loss)                    $   501,303      $   211,532      $   535,966      $   (141,993)
                                     ===========      ===========      ===========      ============


The following presents the unaudited pro forma results of operations of JH as if the purchases and all related transactions were consummated on April 1 of the respective period for the three month periods ended June 30 and January 1 of the respective period for the six month periods ended June 30:


                                       FOR THE THREE MONTH PERIOD           FOR THE SIX MONTH PERIOD
                                              ENDED JUNE 30                       ENDED JUNE 30
                                     ------------------------------      ------------------------------
                                         1999               1998             1999               1998
                                     ------------       -----------      ------------       -----------
PRO FORMA:
Room Revenues as defined by the
  Leases                             $ 24,397,170       $21,606,402      $ 43,752,439       $38,885,225
Construction and other revenues         7,953,793         9,441,648        13,684,920        16,384,895
                                     ------------       -----------      ------------       -----------
    Total revenues                     32,350,963        31,048,050        57,437,359        55,270,120

Inn operating expenses                 12,601,687        10,945,875        23,002,606        20,436,745
Cost of construction and other
  revenues                              7,994,364         8,769,975        13,748,557        15,585,424
Advertising                               977,008         1,048,197         1,884,582         2,146,114
Lease expense to Jameson,
  Inns, Inc.                           10,889,949         9,486,017        18,999,456        16,533,939
                                     ------------       -----------      ------------       -----------
     Total expenses                    32,463,008        30,250,064        57,635,201        54,702,222
                                     ------------       -----------      ------------       -----------
Net income (loss)                    $   (112,045)      $   797,989      $   (197,842)      $   567,898
                                     ============       ===========      ============       ===========

DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1998.

                                                                    Series A                  Series S
                                     Common Stock                Preferred Stock          Preferred Stock
                                     ------------                ---------------          ---------------
First Quarter, 1998                     $0.23                       $0.089**
Second Quarter, 1998                     0.24                        0.5781
Third Quarter, 1998                      0.24                        0.5781
Fourth Quarter, 1998                     0.24                        0.5781

First Quarter, 1999                      0.24                        0.5781
Second Quarter, 1999                     0.245*                      0.5781***               $0.252****


* On July 22, 1999 the Company declared this dividend, which is payable on August 20, 1999 to shareholders of record on August 4, 1999.

** On April 20, 1998, the Company declared a dividend of $.089 per share for the 9.25% Series A Cumulative Preferred Stock for the period March 18 to March 31, 1998. The dividend was paid on May 1, 1998 to shareholders of record on March 31, 1998.

*** On June 22, 1999, the Company declared this dividend, which was paid on July 20, 1999, to shareholders of record on July 2, 1999.

**** The $1.70 Series S Cumulative Convertible Preferred Stock was issued on May 7, 1999 by the Company as a part of the merger with Signature Inns, Inc. On June 22, 1999, the Company declared this dividend, which was paid on July 20, 1999 to shareholders of record on July 2, 1999.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual stockholder's meeting held May 7, 1999, the following matters were submitted to a vote of the Company's stockholders and the stockholders voted as follows:

         1. The approval of the Agreement and Plan of Merger for the merger of Jameson Inns, Inc. and Signature Inns, Inc. was approved and adopted. There were 5,039,287 votes cast in favor of the proposal, 118,087 votes cast against the proposal and 43,654 votes abstained.
         2. Thomas W. Kitchin was elected as a director for a three-year term. The terms of office as directors for Robert D. Hisrich, Thomas J. O'Haren and Michael E. Lawrence continued after the meeting. There were 9,148,756 votes cast in favor of the election of Mr. Kitchin and 46,356 votes to withhold authority to vote for Mr. Kitchin. There were no broker non-votes.
         3. The selection of the firm of Ernst & Young LLP, was ratified as the independent auditor of the Company's consolidated financial statements for the fiscal year ending December 31, 1999. There were 9,045,830 votes cast in favor of the proposal, 125,061 votes cast against the proposal and 24,220 votes abstained. There were no broker non-votes.

Item 6.           Exhibits and Reports on Form 8-K

         The Company filed one Form 8-K during the three months ended June 30, 1999. This report dated May 26, 1999 related to the consummation of the merger of Signature Inns, Inc. on May 7, 1999.


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



                                        Jameson Inns, Inc.
                                        (Registrant)



Dated: August 12, 1999                  By:  /s/ Craig R. Kitchin
                                           -------------------------------------
                                           Craig R. Kitchin
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)


Dated: August 12, 1999                  By:  /s/ Martin D. Brew
                                           -------------------------------------
                                           Martin D. Brew
                                           Corporate Controller
                                           (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                                                                                      Page
------                                                                                                      ----
12.1     Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock
         Dividends...........................................................................................24

27.1     Financial Data Schedule.............................................................................