Form 10-Q
period 1999-09-30
JAMESON INNS INC
filed 1999-11-12
CIK 914373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

                         Commission file number 0-23256

                               JAMESON INNS, INC.
            (Exact name of registrant as specified in its Articles)

                        -------------------------------

           Georgia                                         58-2079583
 (State or other jurisdiction                         (I.R.S. Employer)
       of incorporation)                             Identification No.)

                      8 Perimeter Center East, Suite 8050
                          Atlanta, Georgia 30346-1604
          (Address of principal executive offices including zip codes)

                                 (770) 901-9020
              (Registrant's telephone number, including area code)

                        -------------------------------

     (Former name, former address and former fiscal year, if changed since last report)

                        -------------------------------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value
- 11,026,236 shares outstanding as of November 5, 1999.

                                     INDEX


       PART I.       FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS

                     Condensed Consolidated Balance Sheets as of September 30, 1999
                     (unaudited) and December 31, 1998.........................................         3

                     Condensed Consolidated Statements of Operations for the Three and
                     Nine Month Periods Ended September 30, 1999 and 1998
                     (unaudited)...............................................................         4

                     Condensed Consolidated Statements of Stockholders' Equity for the
                     Nine Month Period Ended September 30, 1999 (unaudited) and the
                     Year Ended December 31, 1998..............................................         5

                     Condensed Consolidated Statements of Cash Flows for the Nine
                     Month Periods Ended September 30, 1999 and 1998 (unaudited)...............         6

                     Notes to Condensed Consolidated Financial Statements (unaudited)..........         7

                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................        11



       PART II.      OTHER INFORMATION


                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................        19

                     SIGNATURES................................................................        20

                     EXHIBITS

    PART I

    FINANCIAL INFORMATION

    Item 1.  Financial Statements

                               JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30             DECEMBER 31
                                                                             1999                    1998
                                                                        --------------           --------------
                                                                         (UNAUDITED)
            ASSETS
            Property and equipment                                      $  305,481,524           $  168,880,042
            Less: accumulated depreciation                                 (21,783,088)             (16,754,843)
                                                                        --------------           --------------
                                                                           283,698,436              152,125,199

            Cash                                                               897,061                  500,377
            Restricted cash                                                  1,471,284                       --
            Lease revenue receivable                                         5,239,245                2,289,753
            Deferred finance costs, net                                      2,061,583                1,110,336
            Hotel limited partnership                                        1,122,906                       --
            Other assets                                                       876,884                  303,497
                                                                        --------------           --------------
                                                                        $  295,367,399           $  156,329,162
                                                                        ==============           ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Mortgage notes payable                                      $  148,331,320           $   53,697,435
            Accounts payable and accrued expenses                              692,320                  199,730
            Accounts payable to affiliates                                   2,199,226                2,087,106
            Accrued interest payable                                         1,217,327                  350,436
            Accrued property taxes                                           2,514,958                  432,168
            Preferred stock dividends payable                                1,694,595                  693,750
                                                                        --------------           --------------
                                                                           156,649,746               57,460,625
            Stockholders' equity:
               Preferred stock, $1 par value,
                 1,272,727 shares (1,200,000 in 1998) of
                 9.25% Series A Cumulative Preferred
                 Stock issued and outstanding                                1,272,727                1,200,000
               Preferred stock, $1 par value,
                 2,256,000 shares (0 in 1998) of $1.70
                 Series S Cumulative Convertible
                 Preferred Stock issued and outstanding                      2,256,000                       --
               Common stock, $.10 par value,
                 40,000,000 shares authorized,
                 11,008,821 shares (9,895,810 in
                 1998) issued and outstanding                                1,100,882                  989,581
               Additional paid-in capital                                  135,115,035               97,705,947
               Retained deficit                                             (1,026,991)              (1,026,991)
                                                                        --------------           --------------
            Total stockholders' equity                                     138,717,653               98,868,537
                                                                        --------------           --------------
                                                                        $  295,367,399           $  156,329,162
                                                                        ==============           ==============

            See accompanying notes.

                               JAMESON INNS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                            1999             1998             1999            1998
                                                        ------------     -----------     ------------     ------------
Lease revenue                                           $ 11,379,166     $ 5,032,808     $ 25,576,268     $ 13,628,090

Expenses:
        Property tax expense                                 700,101         241,918        1,661,400          672,866
        Insurance expense                                    205,760         124,004          489,163          352,183
        Depreciation                                       3,324,688       1,420,901        7,230,560        4,080,148
        General and administrative expenses                  303,884         172,723          750,106          461,203
        Loss on disposal of furniture and equipment          218,839          89,656          480,244          357,116
        Loss on impairment of real estate                         --              --               --        2,507,000
                                                        ------------     -----------     ------------     ------------
Total expenses                                             4,753,272       2,049,202       10,611,473        8,430,516
                                                        ------------     -----------     ------------     ------------

Income from operations                                     6,625,894       2,983,606       14,964,795        5,197,574

Other income (expenses):
        Equity in income of hotel limited
          partnership                                         54,058              --           79,506               --
        Interest expense, net of capitalized amounts      (2,696,324)       (377,040)      (5,621,351)      (1,059,253)
                                                        ------------     -----------     ------------     ------------

Income before extraordinary loss                           3,983,628       2,606,566        9,422,950        4,138,321
Extraordinary loss - early extinguishment of debt                 --          27,901               --          133,951
                                                        ------------     -----------     ------------     ------------

Net income                                                 3,983,628       2,578,665        9,422,950        4,004,370
Less cumulative preferred stock dividends                  1,694,596         693,750        3,692,653        1,494,300
                                                        ------------     -----------     ------------     ------------
Net income attributable to
    Common stockholders                                 $  2,289,032     $ 1,884,915     $  5,730,297     $  2,510,070
                                                        ============     ===========     ============     ============


Per common share:
Income before extraordinary loss:
        Basic                                           $       0.21     $      0.20     $       0.55     $       0.27
        Diluted                                         $       0.21     $      0.19     $       0.54     $       0.27
  Net income:
        Basic                                           $       0.21     $      0.19     $       0.55     $       0.26
        Diluted                                         $       0.21     $      0.19     $       0.54     $       0.25
Dividends paid on common stock                          $      0.245     $      0.24     $      0.725     $       0.70


See accompanying notes.

                               JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       PREFERRED     PREFERRED
                                         STOCK         STOCK          COMMON       CONTRIBUTED       RETAINED      STOCKHOLDERS'
                                       SERIES A       SERIES S         STOCK         CAPITAL          DEFICIT         EQUITY
                                      -----------    -----------    -----------    -------------    -----------     ------------
Balance at December 31, 1997                   --             --    $   977,408     $ 75,210,464    $(1,026,991)    $ 75,160,881

Issuance of preferred and
   common stock, net of offering
   expense                            $ 1,200,000             --          4,253       27,839,002             --       29,043,255

   Exercise of stock options                   --             --          5,930          353,089             --          359,019

   Vesting of restricted stock
   grant                                       --             --          1,990           60,442             --           62,432

   Common stock dividends                      --             --             --       (3,784,845)    (5,457,255)      (9,242,100)

   Preferred stock dividends                   --             --             --       (1,972,205)      (215,845)      (2,188,050)

   Net income                                  --             --             --               --      5,673,100        5,673,100
                                      -----------    -----------    -----------     ------------    -----------     ------------
Balance at December 31, 1998          $ 1,200,000             --    $   989,581     $ 97,705,947    $(1,026,991)    $ 98,868,537

Issuance of preferred and
   common stock net of offering
   expense                            $    72,727    $ 2,256,000    $   109,504     $ 38,975,930             --     $ 41,414,161

    Exercise of stock options                  --             --          1,501          100,302             --          101,803

   Vesting of restricted stock
    grant                                      --             --            296           50,508             --           50,804

   Common stock dividends                      --             --             --       (1,023,901)   $(6,424,048)      (7,447,949)

   Preferred stock dividends                   --             --             --         (693,751)    (2,998,902)      (3,692,653)

   Net income                                  --             --             --               --      9,422,950        9,422,950
                                      -----------    -----------    -----------     ------------    -----------     ------------
Balance at September 30, 1999
(unaudited)                           $ 1,272,727    $ 2,256,000    $ 1,100,882     $135,115,035    $(1,026,991)    $138,717,653
                                      ===========    ===========    ===========     ============    ===========     ============

See accompanying notes.

                               JAMESON INNS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            FOR THE NINE MONTH PERIOD ENDED
                                                                                      SEPTEMBER 30
                                                                        ---------------------------------------
                                                                             1999                      1998
                                                                        --------------           --------------
            OPERATING ACTIVITIES
            Net income                                                  $    9,422,950           $    4,004,370
            Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
               Extraordinary item                                                   --                  133,951
               Depreciation and amortization                                 7,388,446                4,162,601
               Loss on disposal of furniture and equipment                     480,244                  357,116
               Loss on impairment of property                                       --                2,507,000
               Equity in income of hotel limited partnership                   (79,506)                      --
            Changes in assets and liabilities, net of acquisitions,
               increasing (decreasing) cash:
               Lease revenue receivable                                     (2,699,492)                (575,577)
               Restricted cash                                                 (87,210)                      --
               Prepaid expenses and other assets                              (573,387)                (398,162)
               Accounts payable and accrued expenses                         1,215,855                  (49,175)
               Accounts payable to affiliates                                 (139,433)                 135,491
               Accrued interest                                                236,890                   60,795
               Accrued property taxes                                          670,994                  366,415
                                                                        --------------           --------------
            Net cash provided by operating activities                       15,836,351               10,704,825

            INVESTING ACTIVITIES
            Acquisition of Signature and billboards, net of
                cash acquired                                                    3,821                       --
            Proceeds from disposition of property and equipment              1,441,586                       --
            Additions to property and equipment                            (29,851,094)             (38,568,036)
                                                                        --------------           --------------
            Net cash used in investing activities                          (28,405,687)             (38,568,036)

            FINANCING ACTIVITIES
            Proceeds from issuance of preferred stock                               --               28,527,933
            Common stock dividends paid                                     (7,447,949)              (7,675,639)
            Preferred stock dividends paid                                  (3,692,653)                      --
            Proceeds from issuance of common stock                             411,056                  446,637
            Proceeds from exercise of stock options                            101,803                  325,539
            Proceeds from mortgage notes payable                            50,502,188               36,544,609
            Payments of deferred finance costs                              (1,109,133)                (399,712)
            Payments on mortgage notes payable                             (25,799,292)             (29,795,228)
                                                                        --------------           --------------
            Net cash provided by financing activities                       12,966,020               27,974,139
                                                                        --------------           --------------

            Net increase in cash                                               396,684                  110,928
            Cash at beginning of period                                        500,377                  338,581
                                                                        --------------           --------------
            Cash at end of period                                       $      897,061           $      449,509
                                                                        ==============           ==============

            SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND
            FINANCING ACTIVITIES:
            Non-cash acquisition of property and equipment              $   37,914,215                       --
                                                                        ==============           ==============
            Issuance of stock in connection with acquisitions           $   41,053,908                       --
                                                                        ==============           ==============

            See accompanying notes.

                               JAMESON INNS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." In addition, as a result of the acquisition of Signature Inns, Inc. in May, 1999 the Company now owns Inns in the Midwest operating under the name "Signature Inn (R)". At September 30, 1999, the Company had a total of 113 Jameson Inns either in operation or under development, including 86 operating Jameson Inns (4,147 available rooms), 23 Inns under development, and contracts to acquire 4 parcels of land on which additional Inns are expected to be constructed. In addition, the Company owns 25 operating Signature Inns (2,978 available rooms) and owns a 40% interest as a general partner in another Signature Inn (81 rooms).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date. Operating results for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.


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
                                                                              =============

The merger was accounted for as a purchase of Signature by Jameson. The historical results of Jameson include the effects of the merger beginning May 7, 1999. The following presents the unaudited pro forma results of operations as if the purchase and all related transactions were consummated on July 1 of the respective period for the three-month periods ended September 30, and January 1 of the respective period for the nine month periods ended September
30. Such information reflects the allocation of the purchase price.

                                                        FOR THE THREE MONTH PERIOD        FOR THE NINE MONTH PERIOD
                                                             ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                        ----------------------------     -----------------------------
                                                            1999             1998            1999             1998
                                                        ------------     -----------     ------------     ------------
PRO FORMA:
  Lease revenues                                        $ 11,379,166     $10,366,162     $ 30,534,542     $ 26,900,101
  Income before extraordinary items                        3,983,628       4,640,039        9,269,121        7,587,503
  Extraordinary items                                             --         (27,901)              --         (133,951)
                                                        ------------     -----------     ------------     ------------

  Net income                                               3,983,628       4,612,138        9,269,121        7,453,552
  Preferred stock dividends                                1,694,596       1,652,550        5,041,741        4,370,700
                                                        ------------     -----------     ------------     ------------
  Net income attributable to
    common stockholders                                 $  2,289,032     $ 2,959,588     $  4,227,380     $  3,082,852
                                                        ============     ===========     ============     ============

  PRO FORMA EARNINGS PER SHARE:
   BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items                     $        .21     $       .28     $        .39     $        .27
  Extraordinary items                                             --            (.01)              --               --
                                                        ------------     -----------     ------------     ------------
     Net income                                         $        .21     $       .27     $        .39     $        .27
                                                        ============     ===========     ============     ============

  DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items                     $        .21     $       .29     $        .38     $        .29
  Extraordinary items                                             --              --               --             (.01)
                                                        ------------     -----------     ------------     ------------
  Net income                                            $        .21     $       .29     $        .38     $        .28
                                                        ============     ===========     ============     ============


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

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         FOR THE THREE MONTH PERIOD       FOR THE NINE MONTH PERIOD
                                                              ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                        ----------------------------     -----------------------------
                                                            1999             1998            1999             1998
                                                        ------------     -----------     ------------     ------------
  NUMERATOR:

   Income before extraordinary
     Loss                                               $  3,983,628     $ 2,606,566     $  9,422,950     $  4,138,321

   Extraordinary loss                                             --         (27,901)              --         (133,951)
                                                        ------------     -----------     ------------     ------------

   Net income                                              3,983,628       2,578,665        9,422,950        4,004,370

   Less:  Cumulative preferred stock
     Dividends                                            (1,694,596)       (693,750)      (3,692,653)      (1,494,300)
                                                        ------------     -----------     ------------     ------------
   Numerator for basic and diluted
     earnings per share-income
     available to common
     stockholders                                       $  2,289,032     $ 1,884,915     $  5,730,297     $  2,510,070
                                                        ============     ===========     ============     ============

  DENOMINATOR:

   Weighted average shares
    Outstanding                                           11,000,612       9,850,021       10,489,085        9,826,003

   Less: Unvested restricted shares
     of common stock                                         (87,031)        (63,776)         (85,854)         (64,128)
                                                        ------------     -----------     ------------     ------------

   Denominator for basic earnings
     per share                                            10,913,581       9,786,245       10,403,231        9,761,875

   Plus:  Effect of dilutive securities

     Employee and director stock
       Options                                                57,251          82,955           52,305          105,807
     Unvested restricted shares of
       common stock                                           69,566          47,349           71,071           43,861
                                                        ------------     -----------     ------------     ------------

   Total potential dilutive common
     Shares                                                  126,817         130,304          123,376          149,668
                                                        ------------     -----------     ------------     ------------

   Denominator for diluted earnings
     per share-adjusted weighted
     average shares and assumed
     conversions                                          11,040,398       9,916,549       10,526,607        9,911,543
                                                        ============     ===========     ============     ============

                                                            FOR THE THREE MONTH           FOR THE NINE MONTH PERIOD
                                                          PERIOD ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                        --------------------------------------------------------------
                                                            1999             1998            1999             1998
                                                        ------------     -----------     ------------     ------------
BASIC EARNINGS PER COMMON SHARE:

    Income before extraordinary loss
      (net of cumulative preferred stock
      dividends)                                        $        .21     $       .20     $        .55     $        .27
    Extraordinary loss                                            --     $      (.01)              --     $       (.01)
                                                        ------------     -----------     ------------     ------------

    Net income per common share
      (net of cumulative preferred stock
      dividends)                                        $        .21     $       .19     $        .55     $        .26
                                                        ============     ===========     ============     ============

DILUTED EARNINGS PER COMMON SHARE:

    Income before extraordinary loss (net of
      cumulative preferred stock dividends)             $        .21     $       .19     $        .54     $        .27
    Extraordinary loss                                                            --               --     $       (.02)
                                                        ------------     -----------     ------------     ------------

    Net income per common share (net of
      cumulative preferred stock dividends)             $        .21     $       .19     $        .54     $        .25
                                                        ============     ===========     ============     ============


Options to purchase 515,833 and 530,833 shares of Common Stock for the three months ended September 30, 1999 and 1998 and options to purchase 610,001 and 505,000 shares of Common Stock for the nine months ended September 30, 1999 and 1998 were outstanding but were not included in the computation of diluted earnings per share because, the effect would be antidilutive.

Preferred Stock Series S is convertible into 2,346,240 and -0- shares of common stock for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

The Company's primary source of revenue is rent payments by "JH" under master leases (the "Leases") covering all of the operating Jameson Inns and the twenty-five Signature Inns beginning May 7, 1999. The expenses of the Company consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns. The Leases provide for the payment of base rent and percentage rent. For the quarter ended September 30, 1999, base rent and percentage rent in the aggregate amount of $11.38 million was earned by the Company. The principal determinant of percentage rent is JH's Room Revenues of the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.

                                                  FOR THE THREE MONTH PERIOD                FOR THE NINE MONTH PERIOD
                                                       ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                               --------------------------------           -----------------------------
                                                  1999                  1998                  1999               1998
                                               ----------             ---------           -----------        ----------
       Occupancy rate                               65.20%                64.27%                63.42%            64.63%
       ADR                                      $   57.74             $   51.74           $     55.84        $    49.94
       REVPAR                                   $   37.65             $   33.25           $     35.41        $    32.28
       Guest room revenues (000's)              $  24,401             $  10,492           $    54,247        $   28,394
       Other inn revenues (000's)               $     716             $     216           $     1,553        $      602
       Room nights available                      648,211               315,528             1,531,744           879,670
       Room nights occupied                       422,609               202,790               971,488           568,531
       Operating Inns (at period end)                 111                    78
       Rooms available (at period end)              7,125                 3,614


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

Revenue from the Leases for the Company for the three month period ended September 30, 1999, increased 128% to $11.4 million as compared to $5.0 million for the same period in 1998. The increase was due to the increase in JH's Room Revenues which was primarily a result of the following factors:

- The number of room nights available increased from 315,528 in 1998 to 648,211 in 1999, or 105%, during the period of June, 1, 1998 through September 30, 1999 due to the opening of 18 new Jameson Inns (totaling 777 rooms), 13 expansions of existing Jameson Inns (adding 244 rooms), the addition of the Signature Inns (2,978 additional rooms) on May 7, 1999, offset by the sale of the Milledgeville property (100 rooms) in July, 1999.

- ADR increased 12% from $51.74 in the third quarter of 1998 to $57.74 in the same period in 1999.

- The occupancy rate increased from 64.27% during the third quarter of 1998 to 65.20% during the third quarter of 1999.

As a result of the above three factors, third quarter Room Revenues rose 135% from $10.7 million for the third quarter of 1998 to $25.1 million in the third quarter of 1999. Same Inn Room Revenues in the third quarter of 1999 versus the third quarter of 1998 grew to $10.7 million from $10.3 million, or 4%. The same Inn growth is due to an increase in ADR from $51.68 to $52.98 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 307,978 to 308,300, and an increase in the occupancy rate from 64.77% to 65.42% for these Inns for the third quarter of 1999 compared to the same period in 1998.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the three months ended September 30, 1999, was $303,884, as compared to $172,723 for the three months ended September 30, 1998. The 1999 expense is greater than 1998 due to more time spent in 1999 by shared employees on the Company's business matters as compared to other related entities. Much of this increased time and personnel related to the merger with Signature.

Property taxes and insurance expense totaled $905,861 for the three month period ended September 30, 1999, compared with $365,922 for the same period in 1998. The increase is attributable to the increase in number of Jameson Inns, the expansion of existing Jameson Inns and the Signature Inns acquired on May 7, 1999.

Interest expense increased from $377,040 for the three-month period ended September 30, 1998, to $2,696,324 for the same period ended September 30, 1999, due to the greater amounts of average principal indebtedness outstanding in the third quarter of 1999 and the $67.1 million of mortgage indebtedness assumed with the acquisition of Signature. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $1,420,901 to $3,324,688 for the three month periods ended September 30, 1998 and 1999, respectively, due to an increase in the number of operating Jameson Inns, the expansion of existing Inns and the Signature Inns acquired on May 7, 1999.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Revenue from the Leases for the Company for the nine month period ended September 30, 1999, increased 88% to $25.6 million as compared to $13.6 million for the same period in 1998. The increase was due to the increase in JH's Room Revenues.

- The number of room nights available increased from 879,670 in 1998 to 1,531,744 in 1999, or 74%, during the period of January 1, 1998 through September 30, 1999, due to the opening of 25 new Jameson Inns (totaling 1,056 rooms), 15 expansions of existing Jameson Inns (adding 279 rooms), the addition of the Signature Inns (2,978 additional rooms) on May 7, 1999 offset by the sale of the Milledgeville property (100 rooms) in July, 1999.

- ADR increased 12% from $49.94 in the first nine months of 1998 to $55.84 in the same period in 1999.

- The occupancy rate decreased from 64.63% during the first nine months of 1998 to 63.43% during the first nine months of 1999. The decrease in overall occupancy of Jameson Inns is attributable primarily to (a) the expansion of certain high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available, (b) the opening of new Jameson Inns which typically require several months of operations before realizing higher occupancy rates and (c) additional competition in certain markets.

As a result of the above three factors, Room Revenues rose 93% from $29.0 million for the first nine months of 1998 to $56 million in the first nine months of 1999. Same Inn Room Revenues in the first nine months of 1999 versus the same period in 1998 grew to $31 million from $28.3 million, or 10%. The same Inn growth is due to an increase in ADR from $50.02 to $52.60 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 872,120 to 931,070, offset by a decrease in the occupancy rate from 64.81% to 63.28% for these Inns for the first nine months of 1999 compared to the same period in 1998.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. General and administrative expense for the nine months ended September 30, 1999, was $750,106, as compared to $461,203 for the nine months ended September 30, 1998. The 1999 expense is greater than 1998 due to more time spent in 1999 by shared employees on the Company's business matters as compared to other related entities. Much of this increased time and personnel related to the Signature Inns merger.

Property taxes and insurance expense totaled $2,150,563 for the nine month period ended September 30, 1999, compared with $1,025,049 for the same period in 1998. The increase is attributable to the increase in number of Jameson Inns, the expansion of existing Jameson Inns and the Signature Inns acquired on May 7, 1999.

Interest expense increased from $1,059,253 for the nine month period ended September 30, 1998, to $5,621,351 for the same period ended September 30, 1999, due to the greater amounts of average principal indebtedness outstanding during 1999 and the $67.1 million of mortgage indebtedness assumed with the acquisition of Signature. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Depreciation expense increased from $4,080,148 to $7,230,560 for the nine month periods ended September 30, 1998 and 1999, respectively, due to an increase in the number of operating Jameson Inns, the expansion of existing Inns and the Signature Inns acquired on May 7, 1999.


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

                                                   FOR THE THREE MONTH PERIOD             FOR THE NINE MONTH PERIOD
                                                       ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                -------------------------------        --------------------------------
                                                    1999                 1998              1999                1998
                                                -----------         -----------        ------------        ------------
        Net income attributable to
         Common stockholders                    $ 2,289,032         $ 1,884,915        $  5,730,297        $  2,510,070
        Depreciation                              3,324,688           1,420,901           7,230,560           4,080,148
        FFO adjustment for equity
         share of hotel partnership                   8,939                  --              14,700                  --
        Extraordinary loss                               --              27,901                  --             133,951
        Loss on disposal of furniture
         and equipment                              218,839              89,656             480,244             357,116
        Loss on impairment of property                   --                  --                  --           2,507,000
                                                -----------         -----------        ------------        ------------
        Funds from Operations                   $ 5,841,498         $ 3,423,373        $ 13,455,801        $  9,588,285
                                                ===========         ===========        ============        ============

As described elsewhere in this Form 10-Q, including in note 2 to the condensed consolidated statements, the Company merged with Signature Inns, Inc. on May 7, 1999. The following presents the unaudited pro forma funds from operations as if the purchases and all related transactions were consummated on July 1 of the respective period for the three month periods ended September 30 and January 1 of the respective period for the nine month periods ended September 30:

                                                   FOR THE THREE MONTH PERIOD                FOR THE NINE MONTH PERIOD
                                                       ENDED SEPTEMBER 30                         ENDED SEPTEMBER 30
                                                ---------------------------------         --------------------------------
                                                    1999                  1998                 1999                1998
                                                -----------           -----------         ------------        ------------
        PRO FORMA:
        Net income attributable to
         common stockholders                    $ 2,289,032           $ 2,959,588         $  4,227,379        $  3,082,852
        Depreciation                              3,324,688             2,776,456            9,139,998           8,146,813
        FFO adjustment for equity
         share of hotel partnership                   8,939                15,619               28,583              46,857
        Extraordinary loss                               --                27,901                   --             133,951
        Loss on disposal of furniture
         and equipment                              218,839                89,656              480,244             357,116
        Loss on impairment of property                   --                    --                   --           2,507,000
                                                -----------           -----------         ------------        ------------

        Funds from Operations                   $ 5,841,498           $ 5,869,220         $ 13,876,204        $ 14,274,589
                                                ===========           ===========         ============        ============


LIQUIDITY AND CAPITAL RESOURCES

The Company expects to continue to develop additional Inns and to expand existing Inns, as suitable opportunities arise. The Company will not undertake such investments, however, unless adequate sources of financing are available. Since its election to be taxed as a REIT, the company has financed and currently intends to continue financing the construction of new Inns entirely with bank borrowings. Management believes that it can continue to finance new hotels and expansions with these construction and long-term mortgage loans. At September 30, 1999, the Company had approximately $148 million in outstanding debt and had two operating Jameson Inns and one operating Signature Inn which were debt free and could be used as collateral should it require additional borrowing capacity.

The Company has a $33.7 million line of credit (the "Line"). The Company uses the Line to finance part or all of the development costs of new Inns if there is no construction loan in place. Borrowings under the Line are secured by mortgages on 41 of the Jameson Inns. Interest-only payments are due monthly until the balance under the Line converts to a term loan. After the interest-only period, which extends for up to three years, borrowings under the Line convert to term loans and payments of interest and principal are due monthly. Principal under each of the term loans is generally amortized over a 15-year period, but is payable in full at various dates beginning in 2003 through 2007 for term loans outstanding at September 30, 1999. Loans made under the Line bear interest at rates initially ranging from 8.50% to 9.0%, which are adjustable annually to equal a major lender's prime rate plus 0.25%, 0.375% or 0.50%. The minimum annual interest rate payable under the Line is 7% and the maximum is 13%. At September 30, 1999, the Company had borrowed $18.4 million under the Line and had remaining availability of $27.8 million. The annual interest rates at September 30, 1999, ranged from 8.0% to 9.0%.

Historically, the Company has employed construction and long term mortgage financing to fund the balance of construction costs not funded under the Line. For each new Jameson Inn to be built, Jameson generally obtains a construction loan of $1.1 to $3.0 million depending on the size of the Jameson Inn to be built. After an 18-month interest-only period, each construction loan converts to a long-term mortgage financing upon completion of the Jameson Inn without any further action by Jameson, amortized over 10 to 15 years and payable in full seven years from inception. The interest rate on each of such loans is adjusted annually to rates ranging from the prime rate then prevailing to prime plus 0.50%. As of September 30, 1999, the construction loans were secured by mortgages on 19 of the Jameson Inns under development.

As of September 30, 1999, Jameson had a total of 23 Jameson Inns under various stages of development with total construction costs, excluding land and closing costs, expected to total $70.7 million of which 16.5 million has been expended when the projects are complete. For 19 of these properties, the Company had obtained commitments for construction loans totaling $41.7 million.

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


YEAR 2000

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Jameson and Jameson Hospitality have completed an assessment of their computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of corporate and hotel applications, hardware, and software (information technology or "IT"), and non-IT areas such as microprocessors and embedded chips. Jameson and Jameson Hospitality established a time line for assuring compliance and are monitoring progress toward that end. On-going testing of existing systems, to determine compliance, will be completed by November 1999. We anticipate that systems that are determined to be non-compliant will be repaired or replaced by November 1999. The remediation phase includes modification to, or replacement of, software, and hardware or microprocessors.

Estimated total costs, excluding internal costs, to complete compliance for both companies are $100,000. Approximately $55,000 has been expended by Jameson Hospitality as of September 30, 1999, for Year 2000 remediation. Neither Jameson nor Jameson Hospitality tracks the internal costs incurred for the Year 2000 project (principally the payroll and related costs for our information systems group). The costs of the project have been and will continue to be funded through operating cash flows of the companies.

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

Jameson and Jameson Hospitality maintain contingency plans in its normal course of business designed to be deployed in the event of various potential business interruptions. Contingency plans to address Year 2000 risks have been fully developed. Contingency plans will be implemented between December 1 and December 31, 1999, for systems that cannot be feasibly repaired or replaced.


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

The following table summarizes the unaudited financial results of JH, including the operating results of the Signature Inns beginning May 7, 1999.

                                                      FOR THE THREE MONTH PERIOD           FOR THE NINE MONTH PERIOD
                                                          ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                   --------------------------------     -------------------------------
                                                        1999               1998              1999             1998
                                                   -------------      -------------     -------------     -------------
     Room Revenues as defined
       by the Leases                               $  25,111,024      $  10,708,195     $  55,761,998     $  28,996,302
     Construction and other revenues                   8,471,364         10,824,936        22,107,317        27,209,831
                                                   -------------      -------------     -------------     -------------
      Total revenues                                  33,582,388         21,533,131        77,869,315        56,206,133

     Inn operating expenses                           12,651,473          5,612,616        27,371,712        15,081,095
     Cost of construction and other
       revenues                                        9,246,102          9,901,093        22,994,659        25,486,517
     Advertising                                         973,646            606,508         2,214,629         1,772,318
     Lease expense to Jameson
       Inns, Inc.                                     11,218,189          5,032,808        25,259,371        13,628,090
                                                   -------------      -------------     -------------     -------------
     Total expenses                                   34,089,410         21,153,025        77,840,371        55,968,020
                                                   -------------      -------------     -------------     -------------
     Net income (loss)                             $    (507,022)     $     380,106     $      28,944     $     238,113
                                                   =============      =============     =============     =============


The following presents the unaudited pro forma results of operations of JH as if the purchases and all related transactions were consummated on July 1 of the respective period for the three month periods ended September 30 and January 1 of the respective period for the nine month periods ended September 30:


                                                      FOR THE THREE MONTH PERIOD           FOR THE NINE MONTH PERIOD
                                                          ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                   --------------------------------     -------------------------------
                                                        1999               1998              1999             1998
                                                   -------------      -------------     -------------     -------------
     PRO FORMA:
     Room Revenues as defined
       by the Leases                               $  25,111,024      $  23,176,881     $  68,863,463     $  62,062,106
     Construction and other
       revenues                                        8,471,364         10,824,936        22,156,284        27,209,831
                                                   -------------      -------------     -------------     -------------

     Total revenues                                   33,582,388         34,001,817        91,019,747        89,271,937

     Inn operating expenses                           12,651,473         11,973,260        35,654,079        32,410,004
     Cost of construction and other
       revenues                                        9,246,102          9,901,093        22,994,659        25,486,517
     Advertising                                         973,646            928,560         2,858,228         3,074,674
     Lease expense to Jameson,
       Inns, Inc.                                     11,218,189         10,366,162        30,217,645        26,900,101
                                                   -------------      -------------     -------------     -------------
     Total expenses                                   34,089,410         33,169,075        91,724,611        87,871,296
                                                   -------------      -------------     -------------     -------------
     Net income (loss)                             $    (507,022)     $     832,742     $    (704,864)    $   1,400,641
                                                   =============      =============     =============     =============

DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1998.

                                                                                 Series A            Series S
                                                         Common Stock         Preferred Stock      Preferred Stock
                                                         ------------         ---------------      ---------------
                              First Quarter, 1998           $ 0.23             $   0.089(2)
                              Second Quarter, 1998            0.24                0.5781
                              Third Quarter, 1998             0.24                0.5781
                              Fourth Quarter, 1998            0.24                0.5781

                              First Quarter, 1999             0.24                0.5781
                              Second Quarter, 1999            0.245               0.5781              $0.252(4)
                              Third Quarter, 1999             0.245(1)            0.5781(3)           $0.425(5)



(1) On October 24, 1999 the Company declared this dividend, which is payable on November 19, 1999 to shareholders of record on November 4, 1999.

(2) On April 20, 1998, the Company declared a dividend of $.089 per share for the 9.25% Series A Cumulative Preferred Stock for the period March 18 to March 31, 1998. The dividend was paid on May 1, 1998 to shareholders of record on March 31, 1998.

(3) On September 20, 1999, the Company declared this dividend, which was paid on October 20, 1999, to shareholders of record on September 30, 1999.

(4) The $1.70 Series S Cumulative Convertible Preferred Stock was issued on May 7, 1999 by the Company as a part of the merger with Signature Inns, Inc. On June 22, 1999, the Company declared this dividend, which was paid on July 20, 1999 to shareholders of record on July 2, 1999.

(5) On September 20, 1999, the Company declared this dividend, which was paid on October 20, 1999, to shareholders of record in September 30, 1999.

PART II

OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    The Company filed no Form 8-K filings during the three months ended September 30, 1999.

EXHIBITS


27.1      Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Jameson Inns, Inc. (Registrant)


Dated:   November 11, 1999               By:   /s/ Craig R. Kitchin
                                            -----------------------------------
                                               Craig R. Kitchin, President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated:   November 11, 1999               By:   /s/ Martin D. Brew
                                            -----------------------------------
                                               Martin D. Brew,
                                               Corporate Controller
                                               (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                                                                            Page
------                                                                                            ----


27.1       Financial Data Schedule (for SEC use only)..........................................