Form 10-K
period 1999-12-31
JAMESON INNS INC
filed 2000-03-30
CIK 914373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1999 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition from ________________ to ________________

                        Commission File Number: 0-23256
                                                --------

                               JAMESON INNS, INC.
            -------------------------------------------------------
            (Exact name of Registrant as specified in its Articles)

                 Georgia                                 58-2079583
                ---------                               ------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

  8 Perimeter Center East, Suite 8050,
          Atlanta, Georgia                                  30346-1603
 ----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip code)
Registrant's telephone number, including area code:  (770) 901-9020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.10 per share

      9.25% Series A Cumulative Preferred Stock, par value $1.00 per share

$1.70 Series S Cumulative Convertible Preferred Stock, par value $1.00 per share
--------------------------------------------------------------------------------
                             (Title of Each Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant as of March 14, 2000:
$70,060,505.

  Number of shares of common stock outstanding on March 14, 2000 - 11,419,935.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of stockholders to be held June 17, 2000 are incorporated by reference into Part III.

                                   FORM 10-K
                               JAMESON INNS, INC.
                                 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                           FORWARD LOOKING STATEMENTS




                                                                                           PAGE
                                                                                           ----

                                     PART I

Item 1.  Business                                                                             2

Item 2.  Properties                                                                          40

Item 3.  Legal Proceedings                                                                   46

Item 4.  Submission of Matters to a Vote of Security Holders                                 46

                                    PART II

Item 5.  Market for Jameson's Common Equity and Related Stockholder Matters                  46

Item 6.  Selected Financial Data                                                             47

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                               51

Item 7A. Quantitative and Qualitative Disclosure about Market Risks                          60

Item 8.  Financial Statements and Supplementary Data                                         60

Item 9.  Changes in and Disagreements with Accountants on Accounting                         60
         Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of Jameson                                         61

Item 11. Executive Compensation                                                              61

Item 12. Security Ownership of Certain Beneficial Owners and Management                      61

Item 13. Certain Relationships and Related Transactions

                                    PART IV

          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    61

                              JAMESON INNS, INC.
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FORWARD-LOOKING STATEMENTS

         This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, access to debt financing and capital, payment of quarterly dividends and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected further developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

         -        our ability to:

                  - raise additional equity capital adequate to sustain our growth plans;

                  - integrate the Signature Inns, which we recently acquired, into our ownership and administrative structure;

                  - secure construction and permanent financing for new Inns on favorable terms and conditions;

                  - assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

                  - identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms;

                  - contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay;

                  - provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain; and

                  - manage our business in a cost-effective manner given the increase in the number of Inns we own and the geographic areas in which they are located.

         - The ability of our lessee, Jameson Hospitality, LLC, to manage the Inns profitably.

         - General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

         - The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

         - Availability of qualified managers and employees necessary to execute our growth strategy, particularly in light of current low rates of unemployment.

         -        Changes in laws or regulations.

         - Our continued qualification as a real estate investment trust, or REIT, and continuation of favorable income tax treatment for REITs under federal tax laws.

         The words "estimate," "project," "intend," "expect," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated in this report by reference as well as in other written materials, press releases and oral statements issued by us or on our behalf. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a self-administered real estate investment trust, commonly called a REIT, headquartered in Atlanta, Georgia. We develop and own limited service hotel properties ("Inns") in the southeastern United States under the trademark "The Jameson Inn(R)." In addition, as a result of our acquisition of Signature Inns, Inc. in May of 1999, we own Inns in the Midwest operating under the trademark "Signature Inn(R)." In this report, we sometimes refer separately to the Inns operating under the Jameson trademark as "Jameson Inns" and to those operating under the Signature trademark as "Signature Inns."

         We focus on developing Inns in communities which have a strong and growing industrial or commercial base and a shortage of quality hotel rooms. Generally, our Inns are rooms-only facilities designed to appeal to price and quality conscious travelers. Our target customers are business travelers, such as sales representatives and government employees, as well as families and leisure travelers attending events in our markets, such as college or cultural gatherings, fairs, festivals and family reunions.

         As a REIT, we are prohibited from operating our properties. Accordingly, all of the Inns are leased to Jameson Hospitality, LLC under master leases. The master leases require Jameson Hospitality to pay us base rent based on the number of rooms in operation on the first day of each month and, where required under the formulas in the master leases, percentage rent based on room revenues as defined in the master leases. Percentage rent is designed to allow us to participate in any growth in revenues at the Inns. The master leases generally provide that a portion of aggregate room revenues in excess of specified amounts will be paid to us as percentage rent.

         Jameson Hospitality is wholly owned by Thomas W. Kitchin, our chairman and chief executive officer, and members of his family. References to Jameson Hospitality throughout this report refer to either Jameson Hospitality or its predecessors, Jameson Operating Company, Jameson Operating Company, LLC and Jameson Operating Company II, LLC, as appropriate.

         Our mailing address is: Jameson Inns, Inc., 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1604. Our telephone number is: (770) 901-9020.

MATERIAL DEVELOPMENTS IN 1999

         On May 7, 1999, we concluded a merger with Indianapolis-based Signature Inns, Inc. Through the Signature merger, we acquired 25 wholly-owned Signature Inns (2,978 available rooms) and a 40% general partnership interest in a limited partnership which owned one additional Signature Inn located in Carmel, Indiana (81 available rooms). In December 1999 we acquired the remaining 60% partnership interest in this partnership and took direct ownership of the Signature Inn-Carmel. All of the Signature Inns are located in six Midwestern states and, like our Jameson Inns, are limited service hotels serving both business and leisure travelers. At the conclusion of the Signature merger, we leased all of the Signature Inns except the Signature Inn-Carmel to Jameson Hospitality which operates all of the Jameson Inns. We leased the Carmel Signature Inn to Jameson Hospitality in December 1999 when we acquired direct ownership of the property.

         As consideration for the merger, Signature common stockholders received one-half share of Jameson common stock and a cash payment of $1.22 in exchange for each share of Signature common stock, as well as a dividend of $.28 per share. Holders of outstanding shares of Signature $1.70 Cumulative Convertible Preferred Stock, Series A, received an equal number of shares of Jameson $1.70 Series S Cumulative Convertible Preferred Stock having substantially the same terms as the Signature Series A preferred stock.

         The acquisition of Signature Inns increased the total number of rooms in our hotels by approximately 73%. The acquisition also provided us additional geographic diversity by expanding our operations from the southeastern United States into the Midwest.

         Effective April 2, 1999, our subsidiary, Jameson Outdoor Advertising Company, acquired certain assets of Jameson Hospitality consisting of billboards, ground leases for sites on which the billboards are erected and other related assets. As consideration for these assets we issued 72,727 shares of our 9.25% Series A preferred stock, paid cash in the amount of $400,000 and assumed liabilities in the amount of approximately $700,000. We obtained an opinion from Interstate/Johnson Lane Corporation that the terms of the transaction were fair from a financial standpoint to us and to our shareholders. In order to maintain our REIT status, these assets are leased to and operated by Jameson Hospitality which pays us annual rentals on each of the billboards. In 1999, rental payments from these assets totaled approximately $412,000.

         In December 1999 and January 2000, we refinanced approximately $15,800,000 of indebtedness secured by five Signature Inns, including the issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000 secured by four Signature Inns.

         During 1999, we opened eight new Jameson Inns (397 total additional rooms) and 11 expansions of existing Jameson Inns (217 total additional rooms). In October 1999, we opened our first Jameson Inn in the state of Florida and are further extending our geographic presence in the Southeast through development of Jameson Inns in Kentucky, Louisiana and Virginia.

RISK FACTORS

Risks Which are Specific to Jameson

         The following risks relate specifically to the conduct of our business. You should also refer to the information under the heading Forward Looking Statements on page 1.

         Our rapid expansion creates financial and operating risks. Our growth strategy contemplates a rapid and continuous development of new Inns and expansions of existing properties. We plan to borrow 100% of the related development and expansion costs. The successful implementation of this strategy depends on numerous factors, including those unique to us and those generally associated with overall hotel, real estate and general economic conditions. Those factors specific to us include our ability to:

         - raise additional equity capital adequate to sustain our growth plans;

         - secure construction and permanent financing to finance such development on terms and conditions favorable to us;

         - assess accurately the market demand for new Inns and expansions of existing properties;

         - identify and purchase or lease new sites which meet our various criteria, including reasonable land prices and ground lease terms;

         - contract for the construction of new Inns and expansions in a manner which produces hotel properties consistent with present quality and standards at a reasonable cost and without significant delays; and

         - manage our business in a cost-effective manner given the increase in the number and geographic dispersion of our Inns.

         In addition, risk factors affecting our profitability include Jameson Hospitality's ability both to manage our Inns and to attract, develop and retain the personnel, procedures and practices necessary to generate the room revenues which we anticipate will result from development and expansions of Inns.

         Some or all of the factors discussed above could preclude or at least delay the development of new Inns and the expansion of existing properties. Similarly, the terms of financing available to us or the operating results of any new or expanded Inns could have a negative economic effect on us and reduce the amount of cash available for distribution as dividends.

         Potential conflicts of interest exist among us and our chief executive officer and Jameson Hospitality. In addition to his positions with and stock ownership interest in us, Thomas W. Kitchin, our chairman and chief executive officer, and members of his family are the owners of Jameson Hospitality, which constructs and operates all of the Inns and pays and allocates all of our administrative overhead expenses. These relationships create conflicts of interest in our dealings with Jameson Hospitality under the master leases and the various construction agreements, and with regard to allocation and payment of our overhead expenses. In that regard, the master leases, the form of the construction agreements and the cost reimbursement agreement under which Jameson Hospitality pays and allocates our overhead were not negotiated on an arm's-length basis.

         We depend exclusively on Jameson Hospitality for lease revenues. Certain rules relating to the qualification of REITs prohibit us from operating the Inns. To comply with these rules, we have leased the Inns to Jameson Hospitality. As a result, we depend exclusively on Jameson Hospitality for lease revenues. Jameson Hospitality's obligations under the master leases are unsecured. Jameson Hospitality has few liquid assets, a history of operating losses and limited net worth. As a result, Jameson Hospitality has very limited resources to perform certain of its financial obligations under the Jameson Lease. These include indemnifying us against various claims, damages and losses and making payments of base rent.

         Also, under the master leases, Jameson Hospitality controls the daily operations of the Inns and we have no ability to participate in those decisions. Thus, even if Jameson Hospitality were managing the Inns inefficiently or in a manner which failed to maximize the amount of percentage rent we receive, we would be unable to require a change in operating procedures. The master leases limit us to seeking redress only if Jameson Hospitality violates the lease terms, and then only to the extent of the remedies set forth in the master leases. Those remedies include our ability to terminate the master leases upon certain limited events of default, including Jameson Hospitality's failure to pay base rent.

         We will need to obtain additional debt financing on favorable terms to carry out our expansion plans. We intend to borrow 100% of the funds required to finance the development of new Inns and the expansion of existing Jameson Inns. We also may need to borrow funds to pay the costs of replacement and refurbishment of furniture, fixtures and equipment of the Inns that we are required to pay under the master leases. We are not certain that we will be able to obtain this financing, either through commercial borrowings or the issuance of corporate debt securities. If we are able to borrow needed funds, we may not be able to continue to meet our debt service obligations. To the extent that we cannot, we risk the loss of some or all of our assets, including the Inns, to foreclosure.

         Interest rate increases could increase our cost of current and future debt. A significant portion of our indebtedness is subject to adjustable interest rates and is secured by a substantial number of our Inns and billboards. Because of the current relative unavailability and high cost of fixed interest rate long-term financing, we anticipate that our future borrowings will be at interest rates which adjust with certain indices. Therefore, our cost of financing will vary subject to events beyond our control. Adverse economic conditions could result in higher interest rates which would increase debt service requirements on floating rate debt and could reduce cash available for distribution. Adverse economic conditions could also cause the terms on which borrowings are available to us to be unfavorable. In those circumstances, if we needed capital to repay indebtedness, we could be required to sell one or more Inns at times which might not permit realization of the maximum return on our investment.

         Cross-collateralization of the Inns increases our risk of loss. A significant number of our current loan agreements provide for cross-collateralization and cross-default with respect to our debt, and future loan agreements will likely contain similar provisions. The results of a cross-default provision are that all of the loans with this provision effectively secure repayment of our other loans and a default on one loan results in a default on the other loans. In general, these provisions in our loans may place our assets at a greater risk of foreclosure.

         The foreclosure of a mortgage on an Inn could have material adverse tax effects on us. If a mortgage lender foreclosed on an Inn to enforce its lien in satisfaction of non-recourse debt, we might be required to recognize income. If the amount of the debt discharged exceeded that property's fair market value, the amount of debt discharge income to be recognized would be equal to the excess of the amount of such debt over the fair market value of the property. In addition, we would recognize a capital gain to the extent, if any, that the fair market value of the property exceeded our basis in it. We also could recognize gain if a mortgage lender foreclosed on a recourse debt. The debt discharge income would be subject to the 95% distribution requirement described below in under the heading --Taxation of Jameson--Annual Distribution Requirements, even though we would receive no cash with which to make a distribution.

         Debt repayment terms could reduce our ability to make cash distributions. If our debt service obligations continue to be based primarily on 15- to 20-year amortizations, the portion of our cash flow necessary to make principal payments on obligations to finance future Inns may exceed the cost recovery deductions, which are based on 39-year useful lives, we can take on our federal income tax return. As a result, our cash available for distribution to our shareholders may not be adequate to allow distribution of 95% of our taxable income. In that case, we might be forced to borrow to fund a distribution to shareholders. If we were unable to borrow the money, and as a result did not make the requisite distribution, our status as a REIT would be jeopardized.

         We could become more highly leveraged which would increase our debt service requirements and our risk of default. We currently have a policy of limiting our outstanding indebtedness to 65% of the aggregate appraised value of the Inns. However, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our Board of Directors could change the current policies and we could become more highly leveraged. This would increase our debt service requirements and also the risk of our defaulting on our obligations. An increase in our debt service requirements could adversely affect our financial condition and results of operations, as well as our ability to make dividend distributions to our shareholders. This could, as a result, jeopardize our status as a REIT. See --Taxation of Jameson, below.

         Our lack of industry diversification makes us more vulnerable to economic downturns. We currently, and intend in the future to, invest only in Inns. This concentration of our investments in narrow segments of a single industry makes us more vulnerable to adverse effects of occurrences such as economic downturns. A weakness in the economy could have a more significant effect on the operation of the Inns and, therefore, on lease revenues and cash available for distribution than if our investments were more economically diverse.

         The Inns' geographic concentration increases our risks from local and regional economic downturns and other events. All currently operating Jameson Inns are located in the Southeast and approximately 40% of our Jameson Inns' rooms are located in Georgia. All Signature Inns are in the Midwest and approximately 50% of Signature Inns' rooms are located in Indiana. For the foreseeable future we will continue to restrict development of new Inns to those two regions of the country. This geographic concentration makes us more vulnerable to local and regional occurrences such as economic downturns, seasonal factors and natural disasters. Any of these could adversely affect our lease revenues and cash available for distribution.

         We rely heavily on the services of Thomas W. Kitchin. We and Jameson Hospitality have relied and will continue to rely heavily upon the services and expertise of Thomas W. Kitchin, our chairman, and chief executive officer and the chief executive officer and manager of Jameson Hospitality, for strategic business direction. In addition, certain of our loan agreements provide for a default upon a change of management. The occurrence of any event which would cause us to lose the services of Mr. Kitchin could have a material adverse effect on us. We have purchased a $1.0 million key-man life insurance policy on the life of Mr. Kitchin. There is no assurance, however, that we will continue to maintain such insurance policy in effect or that any proceeds thereof would be sufficient to compensate us for the loss of Mr. Kitchin's services.

         Shares issued under our stock incentive plans could dilute shareholders' investments. We maintain certain stock option and stock grant plans to provide incentive compensation to our directors, officers and key employees and to those of Jameson Hospitality. The availability for resale of shares of our common stock issued or issuable under our stock incentive plans may depress the market price of the our common stock. In addition, to the extent stock options and other incentive awards which may be granted under our stock incentive plans vest and are exercised at prices below the net book value of the our common stock, the resulting issuance of shares of our common stock will cause an immediate dilution of the interests of our other shareholders.

         Rising interest rates and limited trading volume may depress the price of our capital stock. An increase in market interest rates may result in higher yields on other financial instruments than our shareholders realize from distributions and dividends paid on our common and preferred stock. This could adversely affect the market price of the our common and preferred stock. In addition, the trading volume of equity interests in REITs is generally not as high as in equity interests in other entities. Accordingly, our status as a REIT may also adversely affect the trading volume of shares of our common and preferred stock. This would reduce the liquidity of an investment in Jameson.

         Our corporate documents have certain antitakeover provisions that tend to reduce the likelihood of our acquisition by another company. Certain provisions of our articles of incorporation and bylaws may have the effect of discouraging a third party from making an acquisition proposal for us without the approval of the our Board of Directors. This will tend to reduce the likelihood of a change in control of Jameson, even when the holders of our stock could have the opportunity to realize a premium over the then prevailing market prices. For example, a provision of our articles of incorporation creates our classified Board. Under that provision, our Board of Directors is made up of three classes of directors with staggered terms of office. Directors for each class are elected for a three-year term upon the expiration of their then current class term. This makes it more difficult for our shareholders to change control of Jameson even if a change of control were in the shareholders' interest. In addition, to comply with the various restrictions imposed on REITs, our articles of incorporation contain a provision limiting the amount of our voting stock which a shareholder or group of shareholders may own. This limit may also have the effect of precluding an acquisition of control of Jameson without the approval of our Board of Directors.

         Our articles of incorporation also authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares so issued. Accordingly, our Board of Directors is authorized, without shareholder approval, to issue preferred stock with distribution, dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of shares of our common stock. Issuance of preferred stock could have the effect of delaying or preventing a change of control of Jameson even if a change of control were in our shareholders' interest. To date, our Board has approved the issuance of the 9.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock") and the $1.70 Series S Cumulative Convertible Preferred Stock ("Series S Preferred Stock") totaling 3,528,727 shares.

          We could make changes in our investment and financing policies which could adversely affect our financial condition and/or results of operations. Our Board of Directors determines our investment and financing policies and our policies with respect to certain other activities, including growth, debt capitalization, distributions, operating policies and our qualification as a REIT. Among other things, our Board of Directors could make financing decisions which could result in the creation of interests in Jameson and/or the Inns with priority over the interests of the shareholders, and/or make equity investments in concerns with debt superior to our equity interest. Our Board of Directors has no present intention to amend or revise these policies. However, except with respect to our qualification as a REIT, our Board of Directors may do so at any time without the approval of the shareholders. Any decision by our Board of Directors to relinquish our status as a REIT is subject to the approval of a majority of our voting stock present at a meeting of our shareholders. A change in these policies could adversely affect our financial condition or results of operations.

Risks of Hotel Investments Generally

         The following are risks which affect hotel investments generally which could significantly affect our results of operations.

         General economic and regulatory conditions in the hotel industry will affect our business. Our ownership of the Inns is subject to varying degrees of risk generally incident to the ownership and operation of real property and, in particular, hotels. Our ownership of the Inns may be adversely affected by a number of factors, including:

         - the national, regional or local economic climate (which may be adversely impacted by plant closings, industry slowdowns, inflation and other factors);

         - local hotel market conditions (such as an oversupply of guest rooms);

         - perceptions by travelers of the safety, convenience and attractiveness of the Inns;

         -        changes in governmental regulations, zoning or tax laws;

         - operating cost increases, labor problems, potential environmental or other legal liabilities, and changes in interest rate levels.

         We face significant competition and the supply of hotel rooms is growing faster than demand in some of the markets in which Inns are located. A strong national economy and readily available debt and equity financing during the past several years has prompted the construction of a significant number of new hotels and motels in certain markets where we operate. Demand for lodging in the travel industry, however, has generally not kept up with the growth in the supply of rooms. As a result, occupancy rates for hotels, including the Inns, have tended to remain constant or to decline. This condition is unlikely to change in the foreseeable future and may have a negative impact on our results of operations. In addition, there are numerous hotels, including those that are part of major chains with substantial advertising budgets, national reservation systems, marketing programs and greater name recognition than we have, that compete with the Inns in attracting travelers. Further, many of the Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of the Inn in that community. In several of the larger communities where Inns are located, significant numbers of additional hotel rooms are currently under construction.

         We incur significant renovation and refurbishment costs. Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Jameson Hospitality's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date.

         We may not be adequately insured. The ownership of hotel properties by its nature presents risks of liability resulting from injuries to guests and resulting litigation. Under the terms of the master leases, we carry comprehensive liability, fire, extended coverage, rental loss and business interruption insurance covering all of the Inns with policy specifications and insured limits customarily carried for similar properties. However, our insurance coverage could be insufficient to fully protect our business and assets from all claims or liabilities, including environmental liabilities. Further, we may not always be able to obtain additional insurance at commercially reasonable rates. In the event losses or claims are beyond the limits or scope of our insurance coverage, our business and assets could be materially adversely affected. In addition, certain types of losses (such as certain environmental liabilities) are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in the affected Inn, as well as anticipated future revenues from that Inn, while remaining obligated for any mortgage indebtedness or other financial obligations related to that Inn. Any such loss could have a material adverse effect on our financial condition and results of operations.

         We must comply with the Americans with Disabilities Act. The Americans with Disabilities Act of 1990 (the "ADA") requires that all public accommodations meet certain federal requirements related to access and use by disabled persons. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our shareholders could be adversely affected. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages in private litigation.

         Our business is subject to seasonal fluctuations. The hotel industry is seasonal in nature. Hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters. This seasonality will cause quarterly fluctuations in our lease revenues.

Risks of Real Estate Investments Generally

         The following are risks which are inherent in real estate investments generally and which could also significantly impact our results of operations.

         Real estate investments, including the Inns, are typically very illiquid. Equity real estate investments, including our investments in the Inns, are relatively illiquid. The illiquidity of our investment in the Inns is further increased by the location of many of the Inns in smaller communities.
As a result, our ability to sell or otherwise dispose of any Inn in response to changes in economic or other conditions, or if necessitated by the need to fund a required distribution to shareholders, may be limited.

         Environmental laws and regulations could increase our costs or reduce the value of one or more of the Inns. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate the property, may adversely affect the owner's ability to borrow using that real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is owned or operated by that person. We cannot be certain that

         - there are no material claims or liabilities related to our ownership of the Inns;

         - future laws, ordinances or regulations will not impose any material environmental liability on us; and

         - the current environmental condition of the Inns will not be affected by operation of the Inns, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

         Under the terms of the master leases, we indemnify Jameson Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Jameson Hospitality. In addition, the master leases provide that Jameson Hospitality will indemnify us against environmental liabilities caused by Jameson Hospitality's acts or negligent failures. Jameson Hospitality's financial condition may limit the value of its indemnity and, in any event, the indemnity will not apply to or protect us against past unknown violations and related liabilities.

Tax Risks

         The following risks relate to our status as a REIT under federal income tax laws.

         Failure to qualify as a REIT would reduce the amount of cash available to distribute to our shareholders. We intend to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders, so long as it distributes at least 95% of its taxable income and satisfies certain other technical and complex requirements. Because our qualification as a REIT in our current and future taxable years depends upon our meeting the requirements of the Internal Revenue Code in future periods, we cannot be certain that we will continue to qualify as a REIT. If, in any taxable year, we were to fail to qualify as a REIT for federal income tax purposes, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification was lost. The additional tax liability resulting from the failure to so qualify would significantly reduce the amount of funds available for distribution to our shareholders.

         We may need to borrow funds in order to make the distributions to shareholders which the tax laws require. To obtain the favorable tax treatment associated with REITs, we generally will be required each year to distribute to our shareholders at least 95% of our net taxable income (excluding any net capital gain). In addition, we will be subject to tax on our undistributed net taxable income and net capital gain, and a 4% nondeductible excise tax on the amount, if any, by which certain distributions which we pay with respect to any calendar year are less than the sum of 85% of our ordinary net income plus 95% of our capital gain net income for the calendar year.

         We intend to make distributions to our shareholders to comply with the distribution provisions of the Internal Revenue Code and to avoid or minimize income taxes and the nondeductible excise tax. Our income and cash flow will consist primarily of the rents received from Jameson Hospitality under the master leases. Differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income and the effect of required debt amortization payments could make it necessary for us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT even if we believe that then prevailing market conditions are not generally favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

         Distributions are determined by our Board of Directors and depend on a number of factors, including the amount of cash available for distribution, our financial condition, any decision to reinvest rather than to distribute such funds, our capital expenditures, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors considers important. Accordingly, we cannot assure you that we will be able to maintain our required distribution rate. See --Taxation of Jameson--Requirements for Qualification and -- Annual Distribution Requirements, below.

THE MASTER LEASES

         We entered into master leases with Jameson Hospitality covering all of the completed and operating Jameson Inns (the "Jameson Lease") and a separate master lease covering the Signature Inns (the "Signature Lease"). New Inns which we develop during the term of the master leases will become subject to the respective master leases upon their completion of construction. The Jameson Lease and the Signature Lease are substantially the same except regarding the term and the calculation of rent. The following is a summary description of the material terms and conditions of both the Jameson Lease and the Signature Lease.

         TERM. The Jameson Lease term expires on December 31, 2007, subject to earlier termination upon the occurrence of certain events. The Signature Lease expires December 31, 2012, also subject to earlier termination upon the occurrence of certain events.

         RENT. During the terms of each of the master leases, Jameson Hospitality is obligated to pay to us base rent calculated on the number of rooms in operation on the first day of the month and, where required under the formula described below, percentage rent based on room revenues. In general, percentage rent is calculated by multiplying average daily per room rental revenues for all of the Inns under each master lease by certain percentages and then subtracting the amount of the base rent paid for the same period.

         Under the Jameson Lease, base rent is payable monthly and equals $264.00 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2000, is based on the following formula:

         39% of the first $23.16 of average daily per room rental revenues;
         plus

         65% of all additional average daily per room rental revenues; less

         100% of the base rent paid for the same period.

         Under the Signature Lease, base rent is $ 394 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2000, is based on the following formula:

         37% of the first $37.38 of average daily per room rental revenues;
         plus

         65% of the next $10.00 of average daily per person rental values; plus

         70% of all additional average daily per room rental revenues; less

         100% of base rent paid for the same period.

         Under the master leases, percentage rent is based on the total number of rooms available to rent during the period, rather than the number of rooms available to rent at the beginning of each month. The total base rent plus percentage rent payable by Jameson Hospitality under the Jameson Lease is limited to 47% of room revenues. For purposes of calculating base rent and percentage rent, each master lease under which Jameson or one of its subsidiaries is lessor is treated as a separate Jameson Lease or Signature Lease; that is, only the number of rooms and amount of room revenue attributable to Inns under a particular master lease are considered when determining the amount of base rent and percentage rent Jameson Hospitality is obligated to pay under that master lease.

         Effective January 1, 2001, the $23.16 amount referred to above under the Jameson Lease and the $37.38 amount referred to under the Signature Lease will be increased based on the percentage increase in the Consumer Price Index for all Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 2000. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes the Consumer Price Index experienced over the most recently completed calendar year.

         Average daily per room rental revenues are determined by dividing room revenues realized by Jameson Hospitality over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Jameson Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues and exclude all credits, rebates and refunds, sales taxes and other excise taxes. Room revenues as defined in the Signature Lease are substantially the same as in the Jameson Lease. On or before March 1 of each year, Jameson Hospitality is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of Jameson's financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, which we earned under the Jameson Lease for the years ended December 31, 1997, 1998 and 1999 was $13.0 million, $18.2 million and $22.7 million, respectively. Total rent, including both base rent and percentage rent we earned under the Signature Lease for the period May 7, 1999, through December 31, 1999 was $11.5 million.

         OPERATING EXPENSES. In addition to paying base rent and, if applicable, percentage rent, the master leases require Jameson Hospitality to pay all costs and expenses incurred in the operation of the Inns, including workers' compensation insurance premiums. We are responsible for other types of insurance, real and personal property taxes, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

         APPROVAL OF MASTER LEASES. Our independent directors are members of our Board of Directors who are not also officers or employees of Jameson and who are not affiliated with Jameson Hospitality. Our independent directors determined that the master leases, as amended, are fair to us.

         TRADEMARKS. Jameson Hospitality owns the registered trademarks, The Jameson Inn(R) and Signature Inns(R). The master leases require Jameson Hospitality to operate the Inns using the trademarks and not to use the trademarks (or license their use to any other parties) for the operation of lodging facilities other than the Inns if we object to the unrelated use. We have an option to purchase The Jameson Inn(R) and Signature Inns(R) trademarks from Jameson Hospitality at the end of each master lease or upon the earlier termination of the master lease with respect to all of the Inns for $25,000 for The Jameson Inn(R) trademark and $50,000 for the Signature Inns(R) trademark.

         MAINTENANCE AND MODIFICATIONS. Under the master leases, we are required to maintain the underground utilities and the structural elements of the improvements and the roof of each Inn. Jameson Hospitality is required, at its expense, to maintain the Inns in good order and repair and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep the Inns in good order and repair.

         Jameson Hospitality, at its expense, may make non-capital and capital additions, modifications or improvements to the Inns which do not significantly alter the character or purposes, or significantly detract from the value or operating efficiencies, of the Inns. Modifications or improvements estimated to cost in excess of $100,000 must be done under the supervision of a qualified architect, engineer or contractor satisfactory to us and in accordance with plans and specifications which we approve.

         All alterations, replacements and improvements are subject to all the terms and provisions of the master leases and become the property of Jameson upon termination of a master lease. Through March 1, 2000, Jameson Hospitality had not undertaken any significant capital or non-capital alterations, replacements or improvements to the Inns.

         Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. A significant number of Jameson Inns have been constructed within the past two years and generally do not require any renovation or refurbishment. However, Inns older than two years require periodic replacement of furniture, fixtures and equipment and the master leases require that we pay the costs of the refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Jameson Hospitality's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date.

         INSURANCE AND PROPERTY TAXES. The master leases provide that we are responsible for paying or reimbursing Jameson Hospitality for real and personal property taxes as well as for all insurance coverage on the Inns except workers' compensation coverage, which is an obligation of Jameson Hospitality.

         INDEMNIFICATION. The master leases require Jameson Hospitality to indemnify us and our affiliates from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against us or our affiliates, on account of, among other things, (1) any accident or injury to person or property on or about the Inns, (2) any misuse by Jameson Hospitality, or any of its agents, of the leased property, (3) taxes and assessments in respect of the Inns (other than our real and personal property taxes and income taxes on income attributable to the Inns), or (4) any breach of a master lease by Jameson Hospitality. The master leases do not, however, require Jameson Hospitality to indemnify us against our gross negligence or willful misconduct. We are required to indemnify Jameson Hospitality against any environmental liabilities other than those caused by the acts or negligent failures of Jameson Hospitality (for which Jameson Hospitality will indemnify us).

         ASSIGNMENT AND SUBLEASING. Under the terms of the master leases, Jameson Hospitality is not permitted to sublet all or any part of any of the Inns or assign its interest under the master leases, other than to an affiliate of Jameson Hospitality controlled by Mr. Kitchin, without the prior written consent of Jameson. No assignment or subletting will release Jameson Hospitality from any of its obligations under the master leases.

         EVENTS OF DEFAULT. Events of default under the master leases include, among others, the following:

                  (1) Jameson Hospitality's continuing failure to pay rent for a period of 10 days after receipt by Jameson Hospitality from us of written notice of nonpayment;

                  (2) except under certain circumstances, continued failure by Jameson Hospitality to observe or perform any other term of the master leases for a period of 30 days after Jameson Hospitality receives notice from us of the failure;

                  (3) Jameson Hospitality's bankruptcy, insolvency or similar event; and

                  (4) Jameson Hospitality's voluntary discontinuation of operations at an Inn for more than five days, without our consent, except as a result of damage, destruction or condemnation.

         If an event of default occurs and continues beyond any curative period, we have the option of terminating the master leases as to any individual Inn (which would not affect the master leases as to the remainder of the Inns) or as to all of the Inns by giving Jameson Hospitality 10 days written notice of the termination date.

         TERMINATION OF MASTER LEASES ON DISPOSITION OF INNS. If we enter into an agreement to sell or otherwise transfer an Inn, we may terminate the applicable master lease as to that Inn. However, if a master lease is terminated as to Inns comprising 25% or more of the total rooms of all of the Inns within a period of 12 consecutive months, we must compensate Jameson Hospitality for the loss of its leasehold interest or offered substitute hotels. Most of the Inns have been mortgaged to secure our indebtedness. In the event of a foreclosure sale (or transfer in lieu of foreclosure) of any Inn, the applicable master lease will terminate with respect to that Inn.

         INVENTORY. The master leases require all inventory required in the operation of the Inns to be acquired and replenished by Jameson Hospitality. Inventory includes: (1) cleaning supplies, (2) linens, (3) towels and (4) paper goods.

GROWTH PLANS FOR 2000

         We plan to enhance stockholder value by increasing funds from operations and cash available for distribution by developing additional Inns, expanding existing Jameson Inns and participating, through the master leases, in increased room revenues generated through operation of the Inns by Jameson Hospitality. For definitions and calculation of funds from operations and cash available for distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         DEVELOPMENT OF NEW INNS. We believe that attractive opportunities exist for the development of new Jameson Inns in certain markets in the southeastern United States. Accordingly, we intend to continue developing new Jameson Inns in targeted communities. With operating Jameson Inns in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee, we plan to continue developing Jameson Inns in those states as well as in Kentucky, Louisiana and Virginia. At December 31, 1999, Jameson had a total of 24 Jameson

Inns under development, including 20 Jameson Inns under construction, and contracts to acquire 2 parcels of land on which additional Jameson Inns are expected to be constructed during 2000 and 2001. In addition, we currently have and will consider long-term ground leases for our future Jameson Inn locations.

         We believe that Jameson has benefitted significantly from its strategy of developing new Jameson Inns because of the experience and track record of Jameson and Jameson Hospitality in the development, construction and operation of Jameson Inns.

         In evaluating potential development sites, we target communities with strong industrial bases sufficient to attract business travelers. These communities typically have significant manufacturing facilities, state and federal government installations, or colleges and universities. We strive to locate our Inns in proximity to family-style restaurants and targets markets which offer local community events (e.g. annual festivals, fishing tournaments, collegiate football games and other athletic events, graduation ceremonies, etc.) and/or tourist and recreational facilities (e.g. lakes, golf courses, hunting areas, etc.) attracting groups and individual discretionary and leisure travelers.

         Although we have no specific plans to construct new Signature Inns, we will consider developing new Signature Inns according to assessment of market demand, cost and other relevant factors.

         EXPANSION OF EXISTING JAMESON INNS. We intend to continue to expand existing Jameson Inns whenever market conditions warrant. To date, we have expanded 33 Jameson Inns and, at December 31, 1999, one additional Jameson Inn was undergoing a 20-room expansion which we expect to open in July 2000. Since Jameson Inns built prior to 1999 were initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inns. Accordingly, Jameson has been able to earn attractive returns on its investment by expanding Jameson Inns in markets with strong room demand. Also, as compared to the development of new Inns, expansion of existing Jameson Inns is a relatively lower risk growth strategy since we have an opportunity to assess local room demand and market trends based on our direct experience in developing and owning the existing hotel. We expect to employ substantially the same strategy regarding expansion of our currently operating Jameson Inns. The sites for new, interior-corridor Jameson Inns, however, and all of the current Signature Inn sites are fully developed and these properties cannot be expanded. In these markets, expansions will occur, if at all, through the acquisition of additional sites and the construction of new Inns.

         JAMESON HOSPITALITY AS CONTRACTOR. We anticipate that Jameson Hospitality will act as general contractor for new Inns we build and for expansions of existing Jameson Inns. Each construction contract for a new Inn or a group of Inns provides for a turnkey price for all work performed under the contract subject to reduction, however, if Jameson Hospitality's profits (as defined in the construction contract) exceed 10%. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Inns, including interest charges we incur on the associated construction debt during construction and working with Jameson Hospitality to staff the Inn prior to opening. An independent architectural firm reviews each construction contract and each is also subject to approval by a majority of our independent directors. The average price charged by Jameson Hospitality for the eight new Jameson Inns opened during 1999 and the 11 expansions of Jameson Inns opened in 1999 was approximately $42,000 per room.

         INTERNAL GROWTH. Through percentage rent, we participate in any increases in room revenues generated through increases in occupancy rates and average daily room rates or ADR of the Inns by Jameson Hospitality. Total rent payable under the Jameson Lease, including base rent and percentage rent, is limited, however, for each calendar year to 47% of Jameson Hospitality's room revenues. See --The Master Leases, above. Jameson Hospitality practices aggressive market-sensitive pricing, increasing room rates at particular Inns as market conditions in the specific communities warrant. The Inns' site managers receive a significant portion of their compensation based on achieving specified monthly room revenues and annual expense controls.

         MARKETING. Jameson Hospitality is responsible for marketing the Inns. It focuses on local efforts directed to the business community in the city or town where the particular Inn is located. Jameson Hospitality currently employs 15 direct sales managers, each of whom conducts and supervises direct sales for designated Inns. In addition, one of the key responsibilities of an Inn's manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. Jameson Hospitality employs billboards and other similar types of advertising and has an "800" number to facilitate reservations for the Jameson Inns. Since our acquisition of Signature, Jameson Hospitality has maintained the reservation system previously used for the Signature Inns. This system utilizes an "800" number, but also interfaces with major electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus. This interface connects the Signature Inns with travel agents nationally and internationally.

         In addition to billboard advertising which Jameson Hospitality has traditionally utilized and will continue to utilize, Jameson Hospitality places advertisements for the Inns in regional and special event publications and in newspapers. Jameson Hospitality also markets the Inns through two websites: www.jamesoninns.com and www.signature-inns.com.

         COMPETITION. The hotel industry is highly competitive. Each of the Inns is located in an area that has competing hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, ADR, and revenue per available room, or REVPAR, of the Inns. Many of the Jameson Inns are located in smaller communities where the entry of even one additional competitor into the market could materially affect the financial performance of the Jameson Inn in that community. Many of the Signature Inns are located in larger cities and communities in which significant new hotel and motel development is occurring.

         The Inns compete on the basis of price, quality and value. Competition for the Inns is made up primarily of limited service hotels in the southeastern and midwestern United States operating under national franchises which have greater financial resources than we do, substantial advertising budgets, national reservation systems, marketing programs and greater name recognition.

REGULATIONS

         ENVIRONMENTAL MATTERS. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate such property, may adversely affect the owner's ability to borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person.

         While we have not incurred any such costs in connection with our ownership of the Inns, we may be potentially liable for such costs. We are not aware of any potential material liability or claims for which we may be responsible. However, we cannot be certain that (1) there are no material claims or liabilities related to real property which we own; (2) future laws, ordinances or regulations will not impose any material environmental liability on us; or (3) the current environmental condition of the Inns will not be affected by their operations, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

         Under the terms of the master leases, we indemnify Jameson Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Jameson Hospitality. In addition, the master leases provide that Jameson Hospitality will indemnify us against environmental liabilities caused by Jameson Hospitality's acts or negligent failures, although Jameson Hospitality's financial condition may limit the value of such indemnity and, in any event, such indemnity will not apply to or protect us against past unknown violations and related liabilities. See --The Master Leases, above.

         We believe that the Inns are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and do not anticipate that we will be required in the foreseeable future to expend any material amounts in order to comply with such ordinances and regulations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties.

         AMERICANS WITH DISABILITIES ACT. Under the Americans with Disabilities Act of 1990 or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that all existing Inns are substantially in compliance with these requirements and we intend to construct future Inns in accordance with such requirements as well. In 1993, we engaged a disabilities consultant to make recommendations regarding compliance of the then existing Jameson Inns with the ADA. The consultant submitted a report recommending a number of improvements for access to and use by disabled persons with respect to certain of the Jameson Inns then in operation, which improvements were made. We have also incorporated the consultant's recommendation into the construction of new Jameson Inns and will continue to do so.

EMPLOYEES

         At December 31, 1999, we employed 18 persons. Our employees are also employees of Jameson Hospitality. Under a cost reimbursement agreement between Jameson and Jameson Hospitality, we reimburse Jameson Hospitality for the time that these shared employees spend on our business. For the year ended December 31, 1999, our reimbursement to Jameson Hospitality (or its predecessor) totaled approximately $360,000. None of our or Jameson Hospitality's employees is represented by a union or labor organization, nor have our or Jameson Hospitality's operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

         JAMESON HOSPITALITY. Jameson Hospitality leases and operates all completed Inns under the terms of the master leases. See --The Master Leases, above. Jameson Hospitality has also acted as contractor for the initial construction and expansion of all Jameson Inns. We expect Jameson Hospitality to serve as construction contractor for any further expansions of Jameson Inns and for construction of all new Jameson Inns and Signature Inns.

         The names and certain other information concerning the executive officers of Jameson Hospitality are set forth below. At December 31, 1999, Jameson Hospitality had a total of 2,600 full- and part-time employees engaged in day-to-day management, marketing and construction of the Inns.

         Jameson Hospitality and its predecessor companies have a history of operating losses and a limited net worth. The audited financial statements of Jameson Hospitality appear elsewhere in this annual report and should be referred to for additional financial information concerning Jameson Hospitality. Although it has not done so to date, Jameson Hospitality may engage in activities other than as lessee and construction contractor of the Inns, subject to restrictions under the master leases.

         Predecessors of Jameson Hospitality include Jameson Operating Company, Jameson Operating Company II, LLC and Jameson Development Company, LLC which, on May 7, 1998, changed its name to Jameson Hospitality, LLC. In December 1999, Kitchin Investments, Inc. ("KI") merged into Jameson Hospitality. KI was a company wholly owned by Thomas W. Kitchin, our chairman and chief executive officer, which paid, and was reimbursed for, the salaries of our employees as well as our rent and other administrative and overhead expenses.

         The executive officers and key employees of Jameson Hospitality are the following:

               Name                                   Position
         -----------------          ---------------------------------------------------
         Thomas W. Kitchin          President and Chief Executive Officer
         William D. Walker          Vice President--Development
         Craig R. Kitchin           Vice President--Finance and Chief Financial Officer
         Steven A. Curlee           Vice President--Legal, General Counsel, Secretary
         Gregory W. Winey           Director of Operations
         Martin D. Brew             Treasurer and Corporate Controller
         Joseph H. Rubin            President of Jameson Development Company


         Set forth below is certain information concerning Jameson Hospitality's executive officers, managers and key employees.

         Thomas W. Kitchin is the founder and owner with other family members of Jameson Hospitality. He is also the founder and has been an officer and director of Jameson since its incorporation in 1988. Prior to founding Jameson and the predecessors of Jameson Hospitality, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Association of Publicly Traded Companies, an association that represents public companies that trade on The Nasdaq Stock Market, New York Stock Exchange and American Stock Exchange; a director of the Georgia Hospitality and Travel Association; director of the American Hotel & Motel Association; director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of a private school; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, president and chief financial officer of Jameson.

         William D. Walker is vice president--development of Jameson as well as of Jameson Hospitality. He has been an officer of Jameson since its inception in 1988 and served as a director from 1988 through October 29, 1993. He has been an officer of Jameson Hospitality and its predecessors since their inception. Prior to joining us, he worked in various financial management positions for twelve years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

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

          Gregory W. Winey is director of operations of Jameson Hospitality. He joined Jameson Hospitality in April 1998 as a regional manager supervising the operations of 17 Jameson Inns. In October 1998 he became the director of operations supervising the operations of all Jameson Inns. Before joining Jameson Hospitality, he was with Promus Hotel Corporation from May 1991 to December 1997 serving in several capacities in hotel operations, most recently as a senior area manager overseeing the daily operations of 17 hotel properties, including Hampton Inns, Hampton Inn & Suites and Home Suites Hotels. Prior to that he was a food and beverage manager for a 300-room Days Inn Hotel in Charlotte, North Carolina for one year, and prior to that he was employed for six years by Traveler's Management Corporation as an innkeeper and rooms division manager of a 432-room convention hotel.

         Martin D. Brew has been an officer of Jameson Hospitality and of Jameson since we acquired Signature in May 1999. Prior to joining Jameson Hospitality, he was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was also employed by KPMG LLP before prior to his employment with Signature Inns. Mr. Brew has a B. S. degree in business from Indiana University and is a member of the American Institute of Certified Public Accountants.

         Joseph H. Rubin became president of Jameson Development Company, the construction division of Jameson Hospitality, LLC, in October 1999. Prior to joining Jameson, Mr. Rubin was president and chief executive officer of Abrams Industries, Inc., an Atlanta based commercial real estate developer and construction company, where he had been employed since 1979. Mr. Rubin earned a B.A. degree in economics at Guilford College and a J.D. degree at the University of North Carolina. He is a Certified Public Accountant and is licensed to practice law in Georgia and North Carolina.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

         The following is a discussion of our investment objectives and policies, financing policies and policies with respect to certain other activities. These policies may be amended or revised from time to time at the sole discretion of our Board of Directors. We can give no assurance that we will attain our investment objectives or that the value of Jameson will not decrease.

         INVESTMENT OBJECTIVES AND POLICIES. Our investment objective is to provide quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of Jameson. We will seek to accomplish these objectives through the ownership and leasing of the Inns to Jameson Hospitality, selective development of additional Inns, Jameson Hospitality's increases in the Inns' room revenues and, where deemed appropriate, renovations and expansions of the Inns. A key criterion for new investments will be the opportunity they offer for growth in funds from operations and cash available for distribution. For definitions and calculation of funds from operations and cash available from operations, see Item 7--Jameson Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We anticipate that we will conduct all of our activities directly, although Inns located in certain states are owned by our subsidiaries and we may participate with other entities in property ownership, through joint ventures, partnerships or other types of co-ownership.

         We currently intend to invest only in Jameson Inns and Signature Inns, although we may also hold temporary cash investments from time to time pending investment or distribution to stockholders. Through the Signature merger in May 1999, we acquired 25 wholly-owned Signature Inns and an interest as a general partner in a limited partnership which owned one additional Signature Inn in Carmel, Indiana. In December 1999, we acquired all of the interest of the limited partner in that partnership, dissolved the partnership and took direct ownership of the Signature Inn-Carmel which we now wholly own.

         We may purchase or lease properties for long-term investment, expand and improve properties, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest.

         While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages, stock of other REITs and other real estate interests. Mortgage investments may include participating or convertible mortgages. However, we have not invested previously in mortgages or stock of other REITs, and do not presently intend to do so.

           DISPOSITIONS. In July 1999 we sold the Jameson Inn in Milledgeville, Georgia. We also sold the Jameson Inn in Clinton, Tennessee, in February 2000. Except for these properties, we have no current intention to dispose of any of the Inns, although we reserve the right to do so if, based upon management's periodic review of our portfolio, the Board of Directors determines that this action would be in our best interests.

         FINANCING. In January 1997, we filed a shelf registration statement on Form S-3 (the "1997 Registration Statement") with the Securities and Exchange Commission (the "SEC") that provides for the issuance of an aggregate of up to $100 million in our common stock, preferred stock and common stock warrants to be offered and sold from time to time. On March 10, 1997, we completed the sale of 2,300,000 newly issued shares of our common stock. We used net proceeds of approximately $26 million to repay certain existing mortgage indebtedness at that date. In February 1998, our stockholders approved an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 20 million to 40 million shares and the authorized shares of preferred stock from 100,000 to 10 million shares. Following adoption of that amendment, in 1998 we sold, under the 1997 Registration Statement, 1,200,000 shares of our Series A preferred stock at an offering price of $25 per share. We used the approximately $28.5 million in net proceeds from the offering of Series A preferred stock to repay indebtedness and for general corporate purposes. In September 1999, we filed a post-effective amendment to the 1997 Registration Statement to permit us to sell up to 1,000,000 shares of our common stock at prevailing market prices through our designated sales agent, RCG Brinson Patrick, a division of Ramius Securities, LLC. Through December 31, 1999, we have sold a total of 61,100 shares of common stock at-the-market. These sales raised approximately $493,000 in net proceeds which we used to repay indebtedness and for general corporate purposes. We intend to use additional net proceeds, if any, from any sale of securities under the 1997 Registration Statement for the repayment of existing indebtedness, working capital and general corporate purposes.

         In the event we desire to raise additional equity capital, our Board of Directors has the authority, without stockholder approval, to issue additional shares of Jameson common stock or other capital stock of Jameson in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing stockholders would have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in Jameson.

         We anticipate that any additional borrowings will be made directly by Jameson. Indebtedness we incur may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We may use the proceeds from any of our borrowings for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns.

         At December 31, 1999, we had outstanding an aggregate of approximately $174 million of mortgage debt, including approximately $10.4 million in construction debt. The construction debt provides for total borrowings of $44.5 million and is secured by mortgages on 20 Inns. In December 1999 and January 2000, we refinanced approximately $15,800,000 of indebtedness secured by five Signature Inns, including the issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000 secured by four Signature Inns.

         While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we have adopted a policy of limiting our outstanding indebtedness to 65% of the aggregate appraised values of the Inns. Our Board of Directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations, our ability to make dividend distributions to its stockholders and could, as a result, jeopardize our status as a REIT.

         WORKING CAPITAL RESERVES. Our policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of our business and investments.

         POLICY REGARDING CAPITAL EXPENDITURES. On July 1, 1995, we adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Jameson Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was Jameson Hospitality's. This policy now extends to the Signature Inns acquired in May 1999. For the period July 1, 1995, through December 31, 1999, 4% of room revenues equaled $6.8 million and we expended $10.8 million on items in that same period.

         OTHER POLICIES. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. We do not intend to
(1) invest in the securities of other issuers for the purpose of exercising control over such issuer, (2) underwrite securities of other issuers or (3) actively trade in loans or other investments.

         We may make investments other than as previously described, although we do not currently intend to do so. We have the authority to repurchase or otherwise reacquire our common stock or any of our other securities and may engage in such activities in the future. We have not repurchased, and have no present intention to repurchase, any shares of our common stock. During the past five years, except in connection with the acquisition of billboard assets from Jameson Hospitality and the Signature merger, we have not issued Jameson common stock or any other securities in exchange for property, nor have we reacquired any of our common stock or any other securities; however, Jameson has authority to engage in such activities and may do so in the future. During the past five years, we have not made any loans to our officers, directors or other affiliates. We may in the future make loans to such persons and entities, including, without limitation, our officers, and to joint ventures in which we participate. During the last five years, we have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and we do not intend to do so in the future. Our Board of Directors may review and modify our policies with respect to such activities from time to time without the vote of the stockholders.

         At all times, we intend to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT unless, because of circumstances or changes in the Internal Revenue Code (or in the Treasury Regulations), our Board of Directors, with the consent of a majority of our stockholders, determines to revoke our REIT election.

         CONFLICTS OF INTEREST. Because of Thomas W. Kitchin's ownership in and positions with Jameson and Jameson Hospitality, there are inherent conflicts of interest in the construction of new Jameson Inns and Signature Inns and expansion of existing Inns by Jameson Hospitality. Conflicts of interest also exist in our dealings with Jameson Hospitality under the master leases, the construction contracts and under the cost reimbursement agreement between the two companies. See --The Master Leases; -- Growth Plans for 2000; Jameson Hospitality as Contractor; -- and Employees. In an effort to reduce the conflicts of interest, we have adopted a policy of requiring that any material transaction or arrangement between us and Jameson Hospitality, or an affiliate of either, is subject to approval by a majority of our independent directors. Further, Jameson Hospitality has agreed that neither it nor any of its affiliates will (1) operate or manage a hotel property in which we have not invested that is within a 20-mile radius of an Inn, or (2) own or have any interest in any Inn in which we or affiliates do not have an interest.

         Our Board of Directors also has a policy that any contract or transaction between us and one or more of our directors or officers, or between us and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest must be approved by a majority of either our independent directors or disinterested shareholders after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them. The Board of Directors may change this policy without the consent of the shareholders upon the affirmative vote of a majority of our independent directors.

TAXATION OF JAMESON

         We made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1994. We believe that commencing with the 1994 taxable year, we were organized and we have operated in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. We intend to continue to operate in such a manner, but we cannot guarantee that we have operated in a manner, or will operate in a manner in the future, so as to remain qualified as a REIT.

         The sections of the Internal Revenue Code relating to qualification and operation as a REIT are highly technical and complex. The following discussion summarizes the material aspects of the Internal Revenue Code sections that govern the federal income tax treatment of a REIT and its shareholders. Because it is a summary, it does not cover all aspects of this subject. In order to understand all of the rules and regulations applicable to us as a REIT, you need to refer to the applicable Internal Revenue Code provisions, Treasury Regulations and administrative and judicial interpretations thereof.

         As long as we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our net income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" (at the corporate and shareholder levels) that generally results from investment in a corporation. However, we will be subject to federal income or excise tax as follows: First, we will be taxed at regular corporate rates on our REIT taxable income, which is defined generally as taxable income (subject to certain adjustments), including net capital gains, less dividends (or certain deemed dividends) paid to shareholders. Second, we will generally be subject to the "alternative minimum tax" if REIT taxable income plus any tax adjustments and preferences is greater than dividends paid to shareholders. Third, if we have (1) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of a trade of business or (2) other nonqualifying net income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. Fourth, if we have net income from prohibited transactions (generally certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), this income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% or 95% gross income tests discussed below and have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the net income attributable to the greater of the amount by which we fail the 75% or 95% gross income tests. Sixth, generally, if we fail to distribute to our shareholders during each calendar year an amount equal to our required distribution, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution amount over the amount actually distributed for the year. The amount of required distribution is equal to the sum of (1) 85% of our ordinary income for such year, (2) 95% of our REIT capital gain net income for such year and (3) the amount, if any, of the required distribution for the previous year over the amount actually distributed for that year.

         In addition, if during the 10-year period (the "Recognition Period") beginning on the first day of the first taxable year for which we qualified as a REIT, we recognize gain on the disposition of any asset held by us as of the beginning of such Recognition Period, then, to the extent of the excess of (1) the fair market value of such asset as of the beginning of such Recognition Period over (2) our adjusted basis in such asset as of the beginning of the Recognition Period (the "Jameson Built-In Gain"), such Jameson Built-In Gain, which may be reduced by certain net operating loss carryforwards, will be subject to tax at the highest regular corporate rate. The Recognition Period began January 1, 1994, and will expire December 31, 2003. Further, if we acquire any asset from a C corporation in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation (such as our acquisition of Signature Inns by reason of our acquisition of Signature Inns, Inc. on May 7, 1999, the "Signature Built-In Gain"), and we recognize gain on the disposition of such asset during the ten-year period beginning on the date on which such asset was acquired by us, then, to the extent of the Signature Built-In Gain, such gain will be subject to tax at the highest regular corporate rate, pursuant to regulations that have not yet been promulgated. The amount of our Jameson Built-In-Gain based on the appraisals obtained in connection with our initial public offering in 1994 is approximately $8.1 million and will discourage a disposition by us of any Inn held at the time until after 2003. The amount of our Signature Built-In Gain attributable to the Signature Inns acquisition is less than $1.0 million.

REQUIREMENTS FOR QUALIFICATION

         The Internal Revenue Code defines a REIT as a corporation, trust or association (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 860 of the Internal Revenue Code; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Internal Revenue Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) at any time during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities); (7) which makes an election to be a REIT and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status; (8) which uses a calendar year for federal income tax purposes and complies with the record keeping requirements of the Internal Revenue Code and Treasury Regulations promulgated thereunder; and (9) which meets certain other tests, described below, regarding the nature of its income and assets. The Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We have represented that we have met since we became a publicly held company, and we currently do meet, all of such definitional requirements.

INCOME TESTS

         In order for us to maintain our qualification as a REIT, we must satisfy two gross income tests annually.

         - First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and, in certain circumstances, interest) or qualified temporary investment income.

         - Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, and from dividends and other types of interest and gain from the sale or disposition of stock or securities.

         Rents received by us under the master leases with Jameson Hospitality will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met.

         - First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the master leases should not disqualify rental income received from Jameson Hospitality.

         - Second, the Internal Revenue Code provides that rents received from a tenant, directly or indirectly, will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively owns 10% or more of such tenant (a "Related Party Tenant"). We believe that since January 1, 1994, we have satisfied, and we will use our best efforts to continue to satisfy this requirement. Therefore, Jameson Hospitality is not and should not become a Related Party Tenant of Jameson (by reason of our adherence to the Ownership Limit and the Related Party Limit).

         - Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Applicable Internal Revenue Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a

                  REIT's adjusted bases of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT's aggregate adjusted bases of all real and personal property at the beginning and at the end of such taxable year. We have confirmed by numerical testing that the resulting rental income attributable to personal property since January 1, 1994 has been less than 15%. We monitor these tests regularly. If we project that for any Inn for any taxable year the resulting rental income attributable to personal property may exceed 15% of all rental income, a portion of the personal property of that Inn may be sold by us to Jameson Hospitality, with the lease payments adjusted accordingly.

         - Finally, for rents received to qualify as "rents from real property," the REIT generally must not operate or manage the leased property or furnish or render services to the tenants of such property, other than through an independent contractor from whom the REIT derives no revenue; provided, however, we may directly perform certain services other than services which are considered rendered to the occupant of the property.

         We have not, do not and will not knowingly (1) charge rent for any property that is based in whole or in part on the income or profits of any person (except by reason of being based on a percentage of receipts or sales, as described above); (2) rent any property to a Related Party Tenant; (3) lease personal property in connection with the rental of any Inn which would cause the rental income attributable to such personal property to exceed 15% of the amount of total rental income; or (iv) perform services considered to be rendered for the occupants of the Inns other than through an independent contractor.

         Under the master leases, Jameson Hospitality has leased the land, buildings, improvements, furnishings, and equipment comprising the Inns from us. Jameson Hospitality pays us a per room rent ("Base Rent") plus additional rent based on a percentage of the gross room rental revenues ("Percentage Rent," with the total of the Base Rent and Percentage Rent being called "Total Rent"). In order for the Total Rent to constitute "rents from real property," the leases must be respected as true leases for federal income tax purposes and not treated as service contracts, joint venture or some other type of arrangement. The determination of whether the leases are true leases depends on an analysis of all of the surrounding facts and circumstances.

         In addition, pursuant to Section 7701(e) of the Internal Revenue Code, a service contract, partnership agreement, or some other type of arrangement may be treated instead as a lease of property if the contract, agreement or arrangement is properly treated as a lease of property, taking into account all relevant factors, including whether or not: (1) the service recipient is in physical possession of the property, (2) the service recipient controls the property, (3) the service recipient has a significant economic or possessory interest in the property (e.g., the property's use is likely to be dedicated to the service recipient for a substantial portion of the useful life of the property, the service recipient shares the risk that the property will decline in value, the service recipient shares in any appreciation in the value of the property, the service recipient shares in savings in the property's operating costs, or the service recipient bears the risk of damage to or loss of the property), (4) the service provider does not bear any risk of substantially diminished receipts or substantially increased expenditures if there is nonperformance under the lease, (5) the service provider does not use the property concurrently to provide significant services to entities unrelated to the service recipient and
(6) the contract price does not substantially exceed the rental value of the property for the term of the lease.

         Under the master leases, (1) Jameson Hospitality has the right to exclusive possession, use and quiet enjoyment of the Inns during the term of the master leases, (2) Jameson Hospitality bears the cost of, and is responsible for daily maintenance and repair of the Inns, other than the cost of maintaining underground utilities and structural elements (including the roofs) of the improvements, (3) Jameson Hospitality dictates how the Inns are operated, maintained, and improved and bears all of the costs and expenses of operating the Inns (including the cost of any inventory used in their operation) during the term of the leases (other than real and personal property taxes, casualty, liability and other types of insurance and equipment and the maintenance of structural elements, roofs and underground utilities), (4) Jameson Hospitality benefits from any savings in the costs of operating the Inns during the term of the leases, (5) in the event of damage or destruction to an Inn, Jameson Hospitality is at economic risk because it will be obligated to restore the property to its prior condition and bear all costs of such restoration in excess of any insurance proceeds (except, under certain circumstances, during the last six months of the term of the master leases),
(6) Jameson Hospitality has indemnified us against all liabilities imposed on us during the term of the master leases by reason of injury to persons or damage to property occurring at the Inns or due to Jameson Hospitality's use, management, maintenance or repair of the Inns, and (7) Jameson Hospitality is obligated to pay substantial fixed rent for the term of the leases. In addition, we do not believe that the Total Rent under the leases materially, if not all, exceeds the fair rental value of the Inns.

         Pursuant to IRS Revenue Ruling 55-540, if one or more of the following conditions are present, the master leases will instead be considered as conditional contracts for purchase and sale of the Inns:

         - portions of the periodic payments are made specifically applicable to an equity interest in the property to be acquired by Jameson Hospitality,

         - Jameson Hospitality will acquire title upon the payment of a stated amount of "rentals" under the contract which it is required to make,

         - the total amount which Jameson Hospitality is required to pay for a relatively short period of use constitutes an inordinately large proportion of the total sum required to be paid to secure the transfer of the title,

         - the agreed "rental" payments materially exceed the current fair rental value,

         - the property may be acquired under a purchase option at a price which is nominal in relation to the value of the property at the time when the option may be exercised, as determined at the time of entering into the original agreement, or which is a relatively small amount when compared with the total payments which are required to be made, and

         - some portion of the periodic payments is specifically designated as interest or is otherwise readily recognizable as the equivalent of interest.

         Under the master leases, (1) no portion of the Total Rent has been or will be applied to any equity interest in the Inns to be acquired by Jameson Hospitality, (2) Jameson Hospitality has not acquired and will not be acquiring title to the Inns upon the payment of a stated amount of either Base Rent or Percentage Rent, (3) the Total Rent does not and will not materially exceed the current fair rental value of the Inns, (4) the Inns may not be acquired by Jameson Hospitality under a purchase option and (5) no portion of either Base Rent or Percentage Rent has been or will be specifically designated as interest or will be recognizable as the equivalent of interest. We believe that the master leases will be treated as true leases for federal income tax purposes. However, the IRS could challenge the tax treatment of the master leases, and, if it does, it could be successful. If the master leases are recharacterized as a service contract, partnership agreement, or some other type of arrangement rather than a true lease, part or all of the payments that we receive from Jameson Hospitality may not satisfy the various requirements for qualification as "rents from real property." In that case, we likely would not be able to satisfy either the 75% or 95% gross income tests and, as a result, would fail to qualify as a REIT.

         Any gross income derived from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. None of our assets are or have been held for sale to customers in the ordinary course of our business and we will not sell an Inn or associated property in the ordinary course of our business. Whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, we have since January 1, 1994 complied with and we will attempt to continue to comply with the terms of the safe- harbor provisions in the Internal Revenue Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that we can comply with the safe-harbor provisions of the Internal Revenue Code or avoid owning property that may be characterized as property held "primarily for sale to customers in the ordinary course of a trade or business."

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are entitled to relief under certain provisions of the Internal Revenue Code. These relief provisions will generally be available if (1) our failure to meet such tests is due to reasonable cause and not due to willful neglect, (2) we attach a schedule of the sources of our gross income to our return, and (3) any incorrect information on such schedule was not due to fraud with intent to evade tax. We cannot state, however, whether in all circumstances we would be entitled to the benefit of these relief provisions. As discussed above, even if these relief provisions apply, a 100% tax would be imposed which would be equal to the excess of 75% or 95% of our gross income over our qualifying income in the relevant category, whichever is greater, multiplied by the ratio that REIT taxable income bears to gross income for the taxable year (with certain adjustments).

ASSET TESTS

         At the close of each quarter of our taxable year, we must also satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by "real estate assets" which means (1) real property (including interests in real property and interests in mortgages on real property), (2) shares in other REITs (3) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, and (4) cash, cash items (including receivables) and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of such issuer's outstanding voting securities. We have satisfied these asset tests since January 1, 1994, and we will use our best efforts to continue to satisfy such tests in the future.

         After meeting the assets tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We maintain adequate records of the value of our assets to ensure compliance with the asset test and we intend to take such other action within 30 days after the close of any quarter as may be required to cure any noncompliance. However, this action may not always be successful.

ANNUAL DISTRIBUTION REQUIREMENTS

         In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our shareholders in an amount at least equal to (A) the sum of (1) 95% of our "REIT taxable income" (computed without regard to the dividends paid deduction and any net capital gain) and (2) 95% of our net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income. In addition, if we dispose of any asset during our Recognition Period, we will be required to distribute at least 95% of the Built-In Gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that we do not distribute all of our net capital gain or distribute at least 95%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute our required distribution during each calendar year, we would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

         Since January 1, 1994, we have made, and we hereafter will make, timely distributions sufficient to satisfy all annual distribution requirements. However, it is possible that, from time to time, we may experience timing differences between (1) the actual receipt of income and actual payment of deductible expenses and (2) the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Therefore, we could have less cash available for distribution than would be necessary to meet our annual 95% distribution requirement or to avoid federal corporate income tax with respect to capital gain or the 4% nondeductible excise tax imposed on certain undistributed income. To meet the 95% distribution requirement necessary to qualify as a REIT or to avoid federal income tax with respect to capital gain or the excise tax, it could be necessary for us to borrow funds.

         Under certain circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying dividends to shareholders in a later year. If we declare a dividend before the date on which our tax return is due for a taxable year (including extensions) and distribute the amount of such dividend to shareholders in the 12-month period following the close of such taxable year, such subsequent year dividend may be deductible in computing our REIT taxable income for the immediately preceding year. The distribution of such dividend must be made no later than the date of the first regular dividend payment made after the declaration and distribution of such dividend and we must elect such treatment in our return.

         Shareholders receiving subsequent year distributions are taxable on such distributions in the year of actual receipt except in the following case. Any distributions we declare in October, November or December of any year payable to a shareholder of record on a specified date in any such month shall be treated as both paid by us and received by the shareholder on December 31, provided that the distribution is actually paid during January of the following calendar year. However, if we actually pay the declared distributions before December 31, the distributions will be treated as both paid by us and received by the shareholders on the actual dates paid and received, respectively.

         If, as a result of an audit by the IRS, the REIT taxable income for a prior taxable year is increased, we may elect to distribute an additional "deficiency dividend," as defined under Section 860 of the Internal Revenue Code, and claim an additional deduction for dividends paid for such taxable year in order to meet the annual distribution requirement. All deficiency dividends must be distributed within 90 days after the final determination of an audit, and the claim for such deficiency dividends must be filed within 120 days of such determination. We would also be liable for the payment of interest charges on the amount of the deficiency dividend. However, the payment of such dividends would ensure that our qualification as a REIT would not be jeopardized due to a failure to meet our annual distribution requirement.

FAILURE TO QUALIFY

         If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to shareholders in any year in which we fail to qualify will not be deductible by us nor will they be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income, and, subject to certain limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction (such deduction is not available to corporate distributees so long as we qualify as a REIT). Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

TAXATION OF SHAREHOLDERS

         TAX CONSEQUENCES TO NON TAX-EXEMPT U.S. SHAREHOLDERS. As long as we qualify as a REIT, distributions made to our taxable U.S. shareholders from current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. shareholders as ordinary income in the year they are received and will not be eligible for the dividends received deduction for corporations. Such distributions will be treated as portfolio income and not as income from passive activities. Accordingly, shareholders will not be able to apply any passive losses against such income. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year) without regard to the period for which a shareholder has held our stock. However, corporate shareholders may be required to treat up to 20% of certain capital gain dividends as ordinary income.

         Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent such distributions do not exceed the adjusted basis of such U.S. shareholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a U.S. shareholder's shares, such distributions will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for one year or less) assuming the shares are held as a capital asset by the U.S. shareholder. Shareholders may not include in their income tax returns any net operating losses or capital losses of the Company. Finally, in general, any loss upon a sale or exchange of shares by a shareholder who has held such shares for more than one year (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of distributions from us required to be treated by such shareholder as long-term capital gain.

         In determining the extent to which a distribution on the Series A Preferred Stock or Series S Preferred Stock constitutes a dividend for tax purposes, our earnings and profits will be allocated, on a pro rata basis, first to distributions with respect to the Series A Preferred Stock and the Series S Preferred Stock, and then to the common stock.

         Under the Internal Revenue Code we are permitted to make an election to treat all or a portion of our undistributed net capital gain as if it had been distributed to our shareholders. If we were to make such an election, our shareholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as we designated. Each of our shareholders would be deemed to have paid his proportionate share of our income tax with respect to such undistributed net capital gain, and this amount would be credited or refunded to the shareholder. In addition, the tax basis of the shareholder's stock would be increased by his or her proportionate share of undistributed net capital gain included in his or her income less his or her proportionate share of our income tax with respect to such gains. With respect to distributions we designate as capital gain dividends, we may designate (subject to certain limits) whether the dividend is taxable to shareholders as a 20% rate gain distribution or as an unrecaptured depreciation distribution taxed at a 25% rate.

         INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING. We will report to our U.S. shareholders and the IRS the amount of distributions paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A shareholder that does not provide us with his correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, we may be required to withhold a portion of capital gain distributions to any shareholders who fail to certify their non-foreign status to us. See below "-- Taxation of Non-U.S. Shareholders."

         TAXATION OF TAX-EXEMPT SHAREHOLDERS. Distributions to a U.S. shareholder that is a tax-exempt entity should not constitute "unrelated business taxable income" as defined in

Section 512(a) of the Internal Revenue Code ("UBTI"), provided that the tax-exempt entity has not financed the acquisition of our shares with "acquisition indebtedness" within the meaning of Section 514(c) of the Internal Revenue Code and the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity. In addition, if we are considered to be a pension-held REIT, then a portion of the dividends paid to qualified trusts (any trust defined under Section 401(a) and exempt from tax under Section 501(a)) that owns more than 10 percent by value in the REIT may be considered UBTI. In general, a pension-held REIT is a REIT that is held by at least one qualified trust holding more than 25% by value of the interests in the REIT or by one or more qualified trusts (each of whom owns more than 10% by value) holding in the aggregate more than 50% by value of the interests in the REIT. We are not currently a pension-held REIT.

         TAXATION OF NON-U.S. SHAREHOLDERS. The rules governing United States federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign shareholders (collectively, "Non-U.S. Shareholders") are complex and we will make no attempt herein to provide more than a summary of such rules. The Treasury Department issued new final regulations relating to withholding, information reporting and backup withholding on U.S. source income paid to foreign persons (including, for example, dividends we pay to our foreign shareholders). These regulations generally will be effective with respect to payments made after December 31, 2000, subject to certain transition rules. We urge prospective investors to consult their own tax advisors as to the effect, if any, of the final regulations on their purchase, ownership and disposition of shares of common stock.

         Distributions to Non-U.S. Shareholders that are not attributable to gain from sales or exchanges by us of United States real property interests and not designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent their source is our current or accumulated earnings and profits. Such distributions will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from a Non-U.S. Shareholder's investment in our stock is treated as effectively connected with the Non-U.S. Shareholder's conduct of a United States trade or business, the Non-U.S. Shareholder generally will be subject to a tax at graduated rates, in the same manner as U.S. Shareholders are taxed with respect to such distributions (and may also be subject to the 30% branch profits tax in the case of a shareholder that is a foreign corporation). We expect to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Shareholder unless (1) a lower treaty rate applies or (2) the Non-U.S. Shareholder files an IRS Form 4224 with us claiming that the distribution is "effectively connected" income within the meaning of
Section 871 of the Internal Revenue Code. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a Non-U.S. Shareholder to the extent that such distributions do not exceed the adjusted basis of the Non-U.S. Shareholder's shares, but rather will reduce the adjusted basis of such shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Shareholder's shares, such distributions will give rise to tax liability if the Non-U.S. Shareholder would otherwise be subject to tax on any gain from the sale or disposition of his shares in Jameson, as described below. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of our current and accumulated earnings and profits, the distribution will be subject to withholding at a 30% rate. Further, pursuant to recently enacted legislation, we will be required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that such distribution was in excess of our current and accumulated earnings and profits and the amount withheld exceeded the Non-U.S. Shareholder's U.S. tax liability, if any.

         For any year in which we qualify as a REIT, distributions that are attributable to gain from our sales or exchanges of United States real property interests will be taxed to a Non-U.S. Shareholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a Non-U.S. Shareholder as if such gain were "effectively connected" with a United States business. Non-U.S. Shareholders would thus be taxed at the normal capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the case of a foreign corporate shareholder not entitled to treaty exemption. We are required by Treasury Regulations to withhold 35% of any distribution to a Non-U.S. Shareholder that could be designated by us as a capital gains dividend. This amount is creditable against the Non-U.S. Shareholder's FIRPTA tax liability.

          Gain recognized by a Non-U.S. Shareholder upon a sale of shares generally will not be taxed under FIRPTA if we are a "domestically controlled REIT," defined generally as a REIT in which at all times during a specified testing period less than 50% in value of the REIT's stock was held directly or indirectly by foreign persons. We believe that we are a "domestically controlled REIT," and therefore the sale of our shares should not be subject to taxation under FIRPTA. We anticipate that we will continue to be a "domestically controlled REIT" and that sales of our shares by Non-U.S. Shareholders will not be subject to U.S. taxation unless (1) the investment in the shares is "effectively connected" with the Non-U.S. Shareholder's trade or business in the United States, in which case such Non-U.S. Shareholder would be taxed at the normal capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax), or (2) in the case of a Non-U.S. Shareholder who is a "nonresident alien individual", such Non-U.S. Shareholder was present in the United States for a period or periods aggregating 183 days or more during the taxable year and certain other conditions apply, in which case such person would be subject to a 30% tax on his capital gains.

OTHER TAX CONSEQUENCES

         We and our shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment of Jameson and our shareholders may not conform to the federal income tax consequences discussed above. Consequently, you should consult your own tax advisor regarding the effect of state and local tax laws on an investment in us.


ITEM 2.  PROPERTIES.

         THE INNS. The following tables set forth certain information about our 114 operating Inns at December 31, 1999.

Jameson Inns
------------

                                     Year                     Number
                                    Opened/                     Of
                                   Expanded                   Rooms
                                   --------                   ------
ALABAMA:
  Albertville                          94                       40
  Alexander City                    94/95                       60
  Arab                                 95                       40
  Auburn                               97                       40
  Bessemer(1)                          99                       40
  Decatur                           96/99                       58
  Eufaula                              96                       40
  Florence                          96/96                       63
  Greenville                           96                       40
  Jasper                            97/98                       58
  Oxford                               97                       40
  Ozark                                95                       39
  Prattville                        98/99                       58
  Scottsboro                           98                       40
  Selma                             92/95                       59
  Sylacauga                            97                       40

  Trussville                        98/99                       60
  Tuscaloosa (2)                       97                       40
                                                             -----
     Subtotal                                                  855
                                                             =====
FLORIDA:
  Lake City                            99                       55
                                                             -----
     Subtotal                                                   55
                                                             =====

GEORGIA:
  Albany                            95/96                       62
  Americus                       92/93/94                       77
  Bainbridge                        94/95                       60
  Brunswick                         95/96                       60
  Calhoun                           88/94                       59
  Carrollton                        94/95                       59
  Commerce                             96                       40
  Conyers                           96/99                       57
  Covington                            90                       38
  Dalton                            98/99                       59
  Douglas                              95                       40
  Dublin (2)                           97                       40
  Eastman                              89                       41
  Fitzgerald                           94                       40
  Greensboro                           90                       40
  Hartwell                             92                       40
  Jesup                             90/91                       60
  Kingsland                            98                       40
  LaGrange                          96/98                       56
  Macon                                97                       40
  Oakwood                              97                       40

  Perry                                98                       40
  Rome                                 99                       67
  Statesboro                           89                       39
  Thomaston                         90/96                       60
  Thomasville (2)                      98                       39
  Valdosta                          95/95                       55
  Warner Robins                        97                       59
  Washington                           90                       41
  Waycross                          93/96                       60
  Waynesboro                           96                       40
  Winder                               88                       39
                                                             -----
     Subtotal                                                1,587
                                                             =====
MISSISSIPPI:
  Grenada                              99                       39
  Meridian                          99/99                       59
  Tupelo                            98/98                       60
  Vicksburg                         99/99                       59
                                                             -----
     Subtotal                                                  217
                                                             =====
NORTH CAROLINA:
  Asheboro                             97                       40
  Dunn (2)                             98                       40
  Eden                                 98                       39
  Forest City                       97/98                       59
  Garner                               98                       40
  Greenville                           98                       40
  Hickory                           98/99                       59
  Laurinburg                           97                       40

  Lenoir                               98                       39
  Roanoke Rapids                       98                       39
  Sanford                              97                       40
  Smithfield                           98                       40
  Wilson                               97                       39
                                                             -----
     Subtotal                                                  554
                                                             =====
SOUTH CAROLINA:
  Anderson                          93/94                       57
  Cheraw                            95/99                       57
  Duncan                               98                       40
  Easley                               95                       40
  Gaffney                           95/97                       58
  Georgetown                           96                       40
  Greenwood                         95/96                       64
  Lancaster                            95                       40
  Orangeburg                           95                       40
  Seneca                               96                       40
  Simpsonville                         96                       40
  Spartanburg                          98                       40
  Union                                97                       40
                                                             -----
     Subtotal                                                  596
                                                             =====
TENNESSEE:
  Cleveland                         98/99                       60
  Clinton (3)                          97                       40
  Decherd                              97                       40
  Gallatin                          99/99                       59
  Johnson City                         97                       59

  Oak Ridge                            99                       79
  Tullahoma                            97                       40
                                                             -----
     Subtotal                                                  377
                                                             =====
JAMESON INN TOTAL                                            4,241
                                                             =====

(1) A 20-Room expansion of this Inn was under construction at December 31, 1999.

(2)      Land is subject to a ground lease.

(3)      We sold this hotel property during the first quarter of 2000.

Signature Inns
---------------


                                                              Number
                                      Year                      Of
                                     Opened                   Rooms
                                    --------                  -----
INDIANA:
  Indianapolis North                   81                      141
  Fort Wayne                           82                      102
  Castleton                            83                      125
  Lafayette                            83                      121
  Muncie                               84                      101
  Southport                            85                      101
  Indianapolis East                    85                      101
  Indianapolis West                    85                      101
  Kokomo                               86                      101
  Evansville                           86                      125
  Terre Haute                          87                      150
  Elkhart                              87                      125
  South Bend                           87                      123
  Carmel(1)                            97                       81
                                                             -----


     Subtotal                                                1,598
                                                             =====
OHIO:
  Cincinnati (North)                   85                      130
  Cincinnati (Northeast)               85                       99
  Columbus                             86                      125
  Dayton                               87                      125
                                                             -----
     Subtotal                                                  479
                                                             =====


KENTUCKY:
  Florence                             87                      125
  Louisville South                     88                      123
  Louisville East (2)                  97                      119
                                                             -----
     Subtotal                                                  367
                                                             =====

ILLINOIS:
  Normal                               88                      124
  Peoria                               88                      124
  Springfield                          96                      124
                                                             -----
     Subtotal                                                  372
                                                             =====

IOWA:
  Bettendorf                           89                      119
                                                             =====

TENNESSEE:
  Knoxville                            89                      124
                                                             =====

SIGNATURE INNS TOTAL                                         3,059
                                                             =====

----------------
         (1) Signature Inn-Carmel was the only hotel not wholly owned by Signature at the time of its merger with Jameson in May 1999. Signature served as the general partner of Signature Meridian Limited Partnership, the limited partnership that owned the Signature Inn-Carmel, and owned a 40% interest in the limited partnership. In December 1999, we purchased the 60% interest of the limited partner in the partnership, dissolved the partnership and took direct ownership of the property which we now wholly own.

         (2) Operates as both a Best Western and a Signature Inn.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, a party to certain legal proceedings arising in the ordinary course of our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 1999 which required the solicitation of any proxies.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         As of March 15, 2000, there were approximately 2,600 holders of record of our common stock and, we estimate, approximately 9,300 beneficial holders of our common stock.

COMPARATIVE PER SHARE MARKET PRICE AND DIVIDEND INFORMATION

         The following table sets forth the high and low sale prices for our common stock for the periods indicated. The prices are as reported on the Nasdaq National Market based on published financial sources. The table also sets forth the cash dividends paid per share for the periods indicated for a share of each of our common stock.


                                              Jameson Common Stock (1)
                                              ------------------------
                                              (1)               Cash
                                              -----          Dividends
                             High              Low           Per Share
                             ----              ---           ---------
1998
----
First Quarter               $12.88            $11.25         $    .23
Second Quarter              $12.38            $ 9.75         $    .23
Third Quarter               $11.50            $ 9.06         $    .24
Fourth Quarter              $10.25            $ 8.75         $    .24

1999
----
First Quarter               $ 9.38            $ 7.63         $    .24
Second Quarter              $10.00            $ 8.31         $    .24
Third Quarter               $ 9.75            $ 8.25         $    .245
Fourth Quarter              $ 8.88            $ 7.00         $    .245

--------------

(1)      Our common stock trades on the Nasdaq National Market under the symbol
         "JAMS."

         We intend to continue making regular quarterly distributions to our stockholders. Our cash available for distribution is generally an amount equal to our net income from operations plus the amount of non-cash expenses we record, such as amortization, depreciation and stock compensation expenses, less amounts we believe should be retained for working capital purposes, debt service or anticipated capital expenditures.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected financial and operating information on a pro forma and historical basis. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated historical financial data has been derived from our audited historical consolidated financial statements.

         Historical financial and operating information includes all Jameson Inns owned by Jameson, including both those under development as well as operating Jameson Inns; however, due to Jameson's development of new Jameson Inns and expansion of existing Jameson Inns, the information is not comparable between periods. Historical financial and operating information includes all Signature Inns owned by Jameson as of December 31, 1999. See Item 2. Properties.

Historical operating results, including net income, may not be comparable to future operating results.

         The historical financial data for Signature Inns was prepared from the audited financial statements and filings of Signature for each of the years in the period ended December 31, 1998. The information for the year ended December 31, 1999 assumes the Signature Inns were operated by Jameson Hospitality for the entire year.

                               JAMESON INNS, INC.
                         SELECTED FINANCIAL INFORMATION
          (dollars in thousands, except per share data, ADR and REVPAR)

                                                                             Historical
                                                                     -------------------------
                                                                            December 31,
                                                                     -------------------------

                                                ---------       ---------     ---------     ---------      ---------
                                                  1995            1996          1997          1998           1999
                                                ---------       ---------     ---------     ---------      ---------
Balance Sheet Data:
Investment in real estate (before
   accumulated depreciation)                     $57,370         $80,816      $117,515      $168,880       $321,134
Net investment in real estate                     50,780          71,611       104,931       152,125        296,583
Total assets                                      52,806          73,985       107,606       156,329        322,852
Total mortgage debt                               30,214          22,317        29,625        53,697        173,958
Stockholders' equity                              21,754          50,763        75,161        98,869        136,303


                                                                            Historical
                                                                     -------------------------
                                                                      Year Ended December 31,
                                                                     -------------------------

                                                ---------       ---------     ---------     ---------      ---------
                                                  1995            1996          1997          1998           1999
                                                ---------       ---------     ---------     ---------      ---------
Financial Data:
Gross revenues:
  Lease revenue from
    Jameson Hospitality                          $ 6,342         $ 9,376      $ 12,966      $ 18,230       $ 34,669
Expenses:
  Depreciation                                     1,825           2,670         3,898         5,636         10,397
  Property tax and
    insurance expense                                514             733         1,107         1,524          3,186
  General and administrative
    expenses                                         622             499           445           592          1,131
  Loss on disposal of
    furniture and equipment                           --              48           144           508            755

  Write-off of offering
    costs                                             --              --            --            --            100
  Loss on impairment of
    real estate                                       --              --            --         2,507             --
                                                  ------          ------        ------        ------         ------
Income from operations                             3,381           5,426         7,372         7,463         19,100
Other income (expense):
  Interest expense, net of                        (1,590)         (1,386)         (778)       (1,656)        (8,429)
    amounts capitalized
  Equity in income (loss of
    hotel limited partnership                         --              --            --            --             76
  Other income                                        --              --            --            --             24
                                                  ------          ------        ------        ------         ------
Income before
  extraordinary item                               1,791           4,040         6,595         5,807         10,771
Extraordinary loss                                    19             989           689           134             -

Net income                                         1,772           3,051         5,906         5,673         10,771
Preferred stock dividends                            490              --            --         2,788          5,387
                                                  ------          ------        ------        ------         ------
Net income attributable to
    common stockholders                            1,282           3,051         5,906         3,485          5,383
Basic earnings before
  extraordinary item                                0.35            0.65          0.72          0.37           0.51
Diluted earnings before
  extraordinary item                                0.46            0.63          0.70          0.36           0.51
Basic earnings per
  common share                                      0.34            0.49          0.64          0.36           0.51
Diluted earnings per
  common share                                      0.45            0.48          0.63          0.35           0.51
Dividends paid per
  common share                                      0.80            0.86          0.90          0.94           0.97
Cash flow provided by
  operating activities                             4,181           6,626        11,911        13,845         23,202
Cash flow used in
  investing activities                           (18,845)        (23,548)      (37,362)      (55,845)       (40,228)
Cash flow provided by
  financing activities                            14,546          16,895        25,581        42,161         19,057
OTHER DATA:
Funds from operations(1)                        $  3,616        $  6,758      $ 10,637      $ 12,270       $ 16,658
Ratio of earnings to fixed
  charges and preferred stock
  dividends(2)                                      1.37            2.84          5.21          1.50           1.25

Jameson Inns:
Occupancy rate                                     67.5%           66.9%          64.9%         61.7%          60.0%
ADR                                            $  42.80      $    45.80     $     7.25    $    50.60     $    53.05
REVPAR                                         $  28.89      $    30.64     $    30.68    $    31.21     $    31.84
Room Revenues(3)                               $ 13,310      $   19,950     $   27,588    $   38,787     $   48,358
Room nights available                           448,906         634,549        878,056     1,216,998      1,485,849
Operating hotels (at
  period end)                                        32              43             62            81             88
Rooms available (at
  period end)                                     1,537           2,107          2,924         3,748          4,241

                                                                             Pro Forma(4)
                                                                       -----------------------
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                  1995            1996            1997         1998           1999
                                                  ----            ----            ----         ----           ----
Signature Inns:
Occupancy rate                                     66.5%           65.2%          64.0%         61.5%          57.9%
ADR                                            $  56.37      $    57.56     $    58.68    $    61.48     $    63.41
REVPAR                                         $  37.50      $    37.55     $    37.53    $    37.81     $    36.73
Room Revenues(3)                               $ 38,903      $   39,850     $   42,960    $   43,971     $   42,013
Room nights available                           998,275       1,020,758      1,080,263     1,114,960      1,116,535
Operating hotels (at
  period end)                                        23              24             26            26             26
Rooms available (at
  period end)                                     2,735           2,859          3,059         3,059          3,059

---------------

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

         In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

(2) For purposes of computing these ratios, earnings have been calculated by adding fixed charges (excluding capitalized interest and preferred stock dividends) to income before extraordinary item. Fixed charges consist of interest costs whether expensed or capitalized, amortization of debt discounts and issue costs whether expensed or capitalized and preferred stock dividends in applicable periods. Jameson paid preferred stock dividends in 1995, 1998 and 1999.

(3) The master leases between Jameson and Jameson Hospitality with regard to the Jameson Inns and the Signature Inns define "Room Revenues" to include gross room rentals, revenues from telephone charges, vending machine payments and other miscellaneous revenues and excludes all credits, rebates and refunds, sales taxes and other excise taxes.

(4) Assumes that the Signatures Inns were owned as of January 1 of the respective year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our historical consolidated financial statements and those of Jameson Hospitality and the accompanying notes which are included in this report.

GENERAL

         The following table shows certain historical financial and other information for the years indicated.

                                            Year Ended December 31
                                  ------------------------------------------
                                     1999           1998             1997
                                  -----------    -----------       ---------
Occupancy rate                          60.0%          61.7%           64.9%
ADR                               $    56.36     $    50.60        $  47.25
REVPAR                            $    33.83     $    31.21        $  30.68
Room rentals (000s)               $   74,246     $   37,983        $ 26,937
Other Inn revenues (000s)         $    2,181     $      804        $    651
Room Revenues (000s)              $   76,427     $   38,787        $ 27,588
Room nights available              2,194,613      1,216,998         878,056
Operating Inns (at period end)           114             81              62
Rooms available (at period end)        7,300          3,748           2,924

         We have grown from a hotel chain with four Jameson Inns (162 rooms) at January 1, 1990, to 88 Jameson Inns (4,241 rooms) and 26 Signature Inns (3,059 rooms) in operation at December 31, 1999. From our inception in 1988 until December 31, 1993, we were engaged in the business of developing, owning and managing Jameson Inns. As part of our development activities, we engaged in development and construction of new Jameson Inns. On December 31,

1993, we reorganized by divesting ourselves of the subsidiary corporations through which we conducted our construction activities, securities brokerage activities and aviation operations. In addition, we transferred our outdoor advertising business to Jameson Hospitality's predecessor. We no longer manage or operate our Inns upon their completion, but limit our primary activities to developing and owning the properties. Effective January 1, 1994, our primary source of revenue became lease payments by Jameson Hospitality which leases and operates our Inns under the master leases.

         Effective April 2, 1999, our subsidiary, Jameson Outdoor Advertising Company, acquired certain assets of Jameson Hospitality consisting of billboards, ground leases for the sites on which the billboards are erected and other related assets. As consideration for these assets we issued 72,727 shares of our 9.25% Series A preferred stock, paid cash in the amount of $400,000 and assumed liabilities in the amount of approximately $700,000. We obtained an opinion from Interstate/Johnson Lane Corporation that the terms of the transaction were fair from a financial standpoint to us and to our shareholders. In order to maintain our REIT status, these assets are leased to and operated by Jameson Hospitality which pays us annual rentals on each of the billboards. In 1999, rental payments from these assets totaled approximately $412,000.

         On May 7, 1999, we merged with Signature Inns, Inc. which owned and operated a chain of limited service hotels in the Midwest. In this merger, we acquired 25 Signature Inns and an interest in a limited partnership which owned an additional Signature Inn. In December 1999, we acquired the outstanding limited partnership interest in that partnership, dissolved the partnership and took direct ownership of the hotel property. As a result of these transactions, at December 31, 1999, we owned a total of 26 Signature Inns located in six midwestern states. All of the Signature Inns are also leased to Jameson Hospitality.

         Although room revenues are earned by our lessee, Jameson Hospitality, not by us, they are the basis upon which the percentage rent paid to us by Jameson Hospitality (under the Jameson Lease) is determined and, accordingly, we discuss those revenues below. The term "Same Inn Room Revenues" refers to revenues earned with respect to our Inns which were operating during all of both comparison periods and includes revenues attributable to rooms added to our existing Inns by virtue of expansion of such Inns.

         The master leases provide for the payment of base rent and percentage rent. For the year ended December 31, 1999, we earned a combined base rent and percentage rent in the aggregate amount of $22.7 million from rental of Jameson Inns and $11.5 million from rental of Signature Inns. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our 88 operating Jameson Inns and 26 Signature Inns, particularly with respect to occupancy, ADR and REVPAR, is appropriate for understanding our lease revenue (see --Funds from Operations; Cash Available for Distribution, below, for the calculation of ADR and REVPAR).

RESULTS OF OPERATIONS

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

         Our lease revenue for 1999 increased 90% to $34.7 million as compared to $18.2 million for 1998. The increase was due to an increase in Jameson Hospitality's room revenues.

         As a result of the following three factors, Jameson Hospitality's room revenues rose 97.0%, from $38.8 million for 1998 to $76.4 million in 1999:

         - The number of room nights available at our Inns increased from 1,216,998 in 1998 to 2,194,613 in 1999, or 80.3%, due primarily to our acquisition of Signature in May 1999, which accounted for 708,764 of the additional room nights available, and to the opening from January 1998 through December 1999 of 27 new Jameson Inns (1,150 total additional rooms) and 15 expansions of existing Jameson Inns (290 total additional rooms).

         - The occupancy rate for all Inns decreased from 61.7% for 1998 to 60.0% for 1999. The decrease in overall occupancy of the Inns is attributable primarily to:

                  -        additional competition in certain markets, and

                  - the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available.

         -        ADR increased 11.4% from $50.60 in 1998 to $56.36 in 1999 due primarily to the addition of the Signature Inns which experienced an ADR of $63.31 for the period of May 7, 1999, through December 31, 1999.

         Jameson Hospitality's Same Inn Room Revenues for Jameson Inns for 1999 compared to 1998 grew to $35.4 million from $33.7 million, or 5.0%. The growth is due to an increase in ADR from $50.48 to $52.87 for these Inns and the expansion of 11 of these Inns since January 1998, partially offset by a decrease in the occupancy rate of these Inns from 63.6% in 1998 to 62.3% in 1999.

         Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for 1999 was $1.1 million, as compared to $592,000 for 1998, due to additional costs resulting from our increased size and more time spent by shared employees on our business matters as compared to Jameson Hospitality's and other related entities'.

         Our property taxes and insurance expenses totaled $3.2 million in 1999, compared with $1.5 million for 1998. The increase is attributable primarily to the increase in the number of Inns as a result of the Signature acquisition in May 1999 and to the construction and expansion of Jameson Inns.

         Our interest expense increased from $1.7 million in 1998 to $8.4 million in 1999 due to the increase in our average outstanding debt balance in 1999. This was the result primarily of our assumption of an additional $67.1 million of indebtedness in connection with the Signature acquisition in May 1999 and increased indebtedness related to the development of new Jameson Inns.

         Our depreciation expense increased from $5.6 million in 1998 to $10.4 million in 1999, due primarily to the Signature acquisition in May 1999 and to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns during 1999.

         Our loss on disposal of furniture and equipment increased from $508,000 in 1998 to $755,000 in 1999 due to an increase in replacement of furniture, fixtures and equipment before the end of its depreciable life.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997. Our lease revenue for 1998 increased 40.0% to $18.2 million as compared to $13.0 million for 1997. The increase was due to an increase in Jameson Hospitality's room revenues.

         As a result of the following three factors, Jameson Hospitality's room revenues rose 41%, from $27.6 million for 1997 to $38.8 million in 1998:

         - The number of room nights available at Jameson Inns increased from 878,056 in 1997 to 1,216,998 in 1998, or 38.6%, due to the opening from January 1997 through December 1998 of 38 new 38- to 59-room Jameson Inns, and five 16- to 19-room expansions of existing Jameson Inns.

         - Jameson Inns' occupancy rate decreased from 64.9% for 1997 to 61.7% for 1998. The decrease in overall occupancy of the Jameson Inns is attributable primarily to (a) the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available, (b) the opening of new Jameson Inns which typically require several months of operations before realizing higher occupancy rates and (c) additional competition in certain markets.

         -        ADR increased 7.1% from $47.25 in 1997 to $50.60 in 1998.

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

         Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for 1998 was $592,000, as compared to $445,000 for 1997, due to additional costs resulting from our increased size and more time spent by shared employees on our business matters as compared to Jameson Hospitality's and other related entities'.

         Our property taxes and insurance expenses totaled $1.5 million in 1998, compared with $1.1 million for 1997. The increase is attributable to the increase in the number of Jameson Inns and the expansion of existing Jameson Inns.

         Our interest expense increased from $0.8 million in 1997 to $1.7 million in 1998 due to the increase in its average outstanding debt balance in 1998. As a result of the early extinguishment of debt in 1998 and 1997, we had losses of $133,951 and $689,542, respectively, comprised of the write-offs of deferred finance costs and prepayment penalties, which are reflected as extraordinary items.

         Our depreciation expense increased from $3.9 million in 1997 to $5.6 million in 1998, due to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

         Our loss on disposal of furniture and equipment increased from $144,000 in 1997 to $508,000 in 1998 due to an increase in replacement of furniture, fixtures and equipment before the end of its depreciable life.

             FUNDS FROM OPERATIONS; CASH AVAILABLE FOR DISTRIBUTION

         The following table illustrates our calculation of funds from operations and cash available for distribution on a historical basis for the years ended December 31, 1997, 1998 and 1999. In March 1995, NAREIT published a new interpretation of funds from operations which we retroactively adopted at that time.


         In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

                                                                 Year Ended December 31,
                                                        --------------------------------------
                                                          1997           1998           1999
                                                        --------       --------       --------
                                                                 (dollars in thousands)

Net income available to common stockholders             $  5,906       $  3,485       $  5,383
Add:
  Depreciation expense                                     3,898          5,636         10,396
  Adjustment for equity share of hotel limited
    partnership                                               --             --             24
  Loss on disposals                                          144            508            755
  Write-off of offering costs                                 --             --            100
  Extraordinary item                                         689            134             --
  Loss on impairment of real estate                           --          2,507             --
                                                        --------       --------       --------

Funds from operations, per March 1995 NAREIT
  interpretation                                          10,637         12,270         16,658

Add:
  Loan fee amortization expense                               80            114            228
Less:
  Additions to reserve for furniture, fixtures and
    equipment(1)                                          (1,077)        (1,551)        (3,057)
  Required loan principal repayments                         (78)          (146)        (2,365)
                                                        --------       --------       --------
Cash available for distribution                         $  9,562       $ 10,687       $ 11,464
                                                        ========       ========       ========

---------------

(1) This amount equals 4% of the room revenues of our Inns for the respective period.

LIQUIDITY AND CAPITAL RESOURCES

         We expect to continue to develop additional Jameson Inns and Signature Inns and to expand existing Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of new Jameson Inns and Signature Inns entirely with bank borrowings. We believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans. At December 31, 1999, we had approximately $174 million in outstanding debt. At that date we had two operating Jameson Inns and one Signature Inn which were debt free and could be used as collateral if we need additional borrowing capacity.

         Jameson has $33.7 million in lines of credit (the "Line") with some convertible to term notes beginning in 2000. At December 31, 1999, we had drawn down $13.3 million under the Line with $20.4 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 9.0%, which are adjustable annually to a spread over the prime rate plus .25 to
 .5 percentage points. The minimum annual interest rate payable is 7% and the maximum is 13%. The annual interest rates at December 31, 1999, ranged from 8.0% to 8.5%. Loans made under the Line are secured by mortgages on 27 of the Jameson Inns. Payments of interest are due monthly, and monthly payments of principal and interest commence at various dates beginning in April 2000. Principal under each term loan under the Line is amortized using a 15-year period and is payable in full at various dates through 2007. We use the Line to purchase land and to supplement the financing of construction costs, and certain other operating needs including the payment of dividends and other operating expenses.

         In January 1999, we entered into an agreement with a bank to provide $17.2 million in new financing, which is secured by 14 operating Jameson Inns which were previously debt free. This bank note bears interest at the weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 3.75% per annum and is adjusted annually. Monthly installments of principal and interest are due through maturity in 2019. Monthly deposits of $15,000 are required to be deposited into a replacement reserve escrow account until a balance of $200,000 has been achieved.
The proceeds of this financing were used to repay amounts outstanding under the Line.

         In December 1999, we obtained a ten-year term loan in the principal amount of $3.7 million to refinance the Signature Inn-Carmel and to provide funds for our purchase of the remaining interest in the partnership which had owned the property. The interest rate on the loan is the prime rate plus .5% and adjusts annually. At December 31, 1999, the interest rate was 9.0%. Payments of principal and interest are due monthly. Repayment of the loan is secured by the Inn.

          In December 1999 and January 2000, we refinanced indebtedness secured by four Signature Inns by issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000. The bonds mature on December 1, 2016, subject to prior optional and mandatory redemption, and are subject to mandatory purchase under certain conditions. The interest rates on the bonds adjust weekly and ranged from 3.4% to 5.7% in December 1999.

          Historically, we have utilized construction and long-term mortgage financing to fund the balance of construction costs of Inns not funded under the Line. For each new Jameson Inn to be built, we generally obtain a construction loan for approximately $1.1 to $2.8 million depending on the size of the Inn to be built. After an 18-month interest-only period, each construction loan converts to a long-term mortgage financing upon completion of the Inn without any further action by us, and is amortized over a 15 or 20 year period and payable in full seven years from its inception. The interest rate on each of the loans adjusts annually, to rates ranging from the then prevailing prime rate plus .125% to prime plus .375%. As of December 31, 1999, the construction loans are secured by mortgages on 20 of the Jameson Inns under construction.

          As of December 31, 1999, we had a total of 22 new Jameson Inns and one expansion of an existing Jameson Inn under construction with total remaining construction costs, excluding land, expected to total $61.0 million when the projects are complete. For 20 of these properties, we had obtained construction loans during 1998 and 1999 totaling $44.5 million with remaining availability of $34.1 million at December 31, 1999. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Line and proceeds from the financing of the two or unencumbered Inns and the refinancing of Inns with increased borrowing capacity. The availability on the Line at December 31, 1999 was $20.4 million.

          Since we presently intend to rely primarily on borrowings for construction and permanent financing of new Jameson Inns and Signature Inns and for the expansion of existing Jameson Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter us from constructing new Jameson Inns or expanding existing Jameson Inns. The availability of such financing depends on a number of factors over which we have no control, including general economic conditions, the economic and competitive environments of the communities in which the Inns are located and the level and stability of long-term interest rates. We are also considering possible additional long-term debt or equity financing that would be available to fund its ongoing development activities.

          In January 1997, we filed a shelf registration statement on Form S-3 with the SEC to provide additional financing. In September 1999, we filed a post-effective amendment to that registration statement. See Item 1. Business--Policies and Objectives with Respect to Certain Activities--Financing for a description of the registration statement and post-effective amendment.

         As with most real estate investments, our investments in the Inns are relatively illiquid and such illiquidity is further increased by the location of many Jameson Inns in small communities. As a result, the ability of Jameson to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

          We have four stock incentive plans in place. As of December 31, 1999, 965,136 shares of our common stock were reserved for future stock option and restricted stock grants and previously issued options to purchase 889,971 shares of our common stock were outstanding (including 458,971 which were exercisable). In addition, as of December 31, 1999, 84,270 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality are restricted as to sale until fully vested in 2006, 2007 and 2008.

YEAR 2000

         A critical business issue has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date value. Many existing application software products in the market place were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products must be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies have required or still may require to be upgraded to comply with such "Year 2000" requirements. Jameson and Jameson Hospitality conducted an assessment of their computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of corporate and hotel applications, hardware, and software (information technology or "IT"), and non-IT areas such as microprocessors and embedded chips. On-going testing of existing systems, to determine compliance, were completed by November 1999. Systems that were determined to be non-compliant were repaired or replaced by November 1999. The remediation phase included modification to, or replacement of, software, and hardware or microprocessors.

         Approximately $50,000 was expended by Jameson Hospitality for Year 2000 remediation. Neither we nor Jameson Hospitality tracked the internal costs incurred for the Year 2000 project (principally the payroll and related costs for our information systems group). The costs of the project were funded through operating cash flows of the companies.

         We and Jameson Hospitality rely on third party consultants and suppliers for a variety of our corporate and Inn operations. The ability of third parties to adequately address their Year 2000 issues is outside of our control. There can be no assurance that the failure of Jameson and Jameson Hospitality, or such third parties, to adequately address their respective Year 2000 issues will not have a material adverse effect on our future financial condition or results of operations. Jameson and Jameson Hospitality believe they have an effective program in place which will resolve the Year 2000 issues in a timely manner. Year 2000 risks include failure to obtain successful testing of hardware/software, failed attempts to obtain vendor compliance, and failure on the part of suppliers and service providers. Jameson and Jameson Hospitality believe that under most reasonably likely worst case scenarios Inn operations could be disrupted, a reduction in Inn occupancy could occur due to lost reservations, or corporate financial functions could be impaired. This event would cause certain processes to revert to manual systems and could have a material adverse impact on Jameson and Jameson Hospitality's operating results and financial position. Jameson and Jameson Hospitality maintain contingency plans in their normal course of business designed to be deployed in the event of various potential business interruptions. Contingency plans were implemented between December 1 and December 31, 1999, for systems that could not be feasibly repaired or replaced. No material business disruptions have occurred to date for us or Jameson Hospitality as a result of Year 2000 issues.

INFLATION

         Operators of hotels in general possess the ability to adjust room rates quickly. Jameson Hospitality raised its room rates for Jameson Inns by approximately 3% in 1997, 7% in 1998 and 4% in 1999 and by approximately 4% for Signature Inns since May 1999. Nevertheless, competitive pressures have limited, and may in the future limit, Jameson Hospitality's ability to raise rates in the face of inflation.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding this, to the extent that it is relevant to our business, is included in Item 1 of this report under the caption Risk Factors - Interest Rate Increases Could Increase Our Cost of Current and Future Debt and in Item 7 under the caption Liquidity and Capital Resources.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are indexed in Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2000 annual meeting under the headings "Proposal One -- Election of Directors," "Executive Officers" and "Certain Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2000 annual meeting under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2000 annual meeting under the heading "Principal Stockholders and Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2000 annual meeting under the heading "Certain Transactions."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)      1.       Financial Statements of Jameson Inns, Inc.
         Report of Independent Auditors                                                     F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998                       F-3

         Consolidated Statements of Operations for each of the three years ended
         December 31, 1999, 1998 and 1997                                                   F-4
         Consolidated Statements of Stockholders' Equity for each of the three
         years ended December 31, 1999, 1998 and 1997                                       F-5

         Consolidated Statements of Cash Flows for each of the three years ended
         December 31, 1999, 1998 and 1997                                                   F-6
         Notes to Consolidated Financial Statements                                         F-7

                 2.       Financial Statement Schedules
         Schedule III--Real Estate and Accumulated Depreciation                             F-33

         Notes to Schedule III                                                              F-36

         Report of Independent Auditors                                                     F-37

         All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                  3.       Financial Statements of Jameson Hospitality, LLC
         Report of Independent Auditors                                                     F-39

         Consolidated Balance Sheets as of December 31, 1999, and 1998                      F-40


         Consolidated Statements of Operations for each of the three years ended
         December 31, 1999, 1998 and 1997                                                   F-41
         Consolidated Statements of Members Capital for each of the three years
         ended December 31, 1999, 1998 and 1997                                             F-42
         Consolidated Statements of Cash Flows for each of the three years ended
         December 31, 1999, 1998 and 1997                                                   F-43
         Notes to Consolidated Financial Statements                                         F-45

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

       (c) 1.     The following exhibits are filed as part of this Annual
Report or incorporated herein by reference:

                       EXHIBIT
                       NUMBER     DESCRIPTION
                       -------    -----------
                         1.1--    Sales Agency Agreement by and among Jameson
                                  Inns, Inc., RGC Brinson Patrick, a division of
                                  Ramius Securities, LLC, and Jameson
                                  Hospitality, LLC, dated September 3, 1999,
                                  incorporated by reference to Exhibit 1.4 to
                                  Post-Effective Amendment No. 1 to the
                                  Registration Statement on Form S-3, File
                                  No. 333-20143

                         3.1-- Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11,
                                  File No. 33-71160

                         3.2-- Articles of Amendment to the Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.2 to the Registration
                                  Statement filed on Form S-11, File No.
                                  33-71160

                         3.3-- Articles of Amendment to the Articles of Incorporation of the Registrant setting forth the Designation of Preferences, Rights,
                                  Privileges and Restrictions of the 9.25% Series
                                  A Cumulative Preferred Stock the Registrant incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

                         3.4-- Articles of Amendment to the Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2
                                  (Amendment No. 2 to the Registrant's Annual
                                  Report on Form 10-K) for the year ended
                                  December 31, 1993

                         3.5-- Articles of Amendment to the Articles of Incorporation of the Registrant amending the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A
                                  Cumulative Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994


                         3.6-- Articles of Amendment to the Articles of Incorporation of the Registrant amending the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A
                                  Cumulative Preferred Stock incorporated by reference to Exhibit 3.5 to the Registration
                                  Statement on Form S-4, File No. 333-74149

                         3.7-- Articles of Amendment to the Articles of Incorporation of the Registrant setting forth the Designation of Preferences, Rights,
                                  Privileges and Restrictions of the $1.70 Series
                                  S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 3.7 of Post-Effective Amendment No. 1 to the
                                  Registration Statement on Form S-3, File No.
                                  333-20143

                         3.8-- Bylaws of the Registrant incorporated by reference to Exhibit 3.2.1 to the Registration Statement on Form S-11, File
                                  No. 33-71160

                         3.9-- Amendment to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2.2 to the Registration Statement on Form S-11, File
                                  No. 33-71160

                         3.10-- Amendment No. 2 to the Bylaws of Registrant incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K for the year ended
                                  December 31, 1995

                         4.1--    Specimen certificate of Common Stock
                                  incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11
                                  (File No. 33-71160)

                         4.2--    Specimen certificate of 9.25% Series A
                                  Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration
                                  Statement on Form 8-A filed March 13, 1998
                                  (File No. 23256)


                         4.3--    Specimen certificate of $1.70 Series S
                                  Cumulative Convertible Preferred Stock
                                  incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March
                                  26, 1999 (File no. 000-23256)

                        10.1--    Master Lease Agreement (relating to Jameson
                                  Inns) incorporated by reference to Exhibit
                                  10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

                        10.2--    Amendment No. 1 to Master Lease Agreement
                                  (relating to Jameson Inns) between Jameson
                                  Inns., Inc. and Jameson Operating Company
                                  (revised) incorporated by reference to Exhibit
                                  10.2 to the Annual Report filed on Form 10-K for the year ended
                                  December 31, 1995

                        10.3--    Amendment No. 2 to Master Lease Agreement
                                  (relating to Jameson Inns) between Jameson
                                  Inns., Inc. and Jameson Operating Company
                                  (revised) incorporated by reference to Exhibit
                                  10.3 to the Annual Report filed on Form 10-K for the year ended
                                  December 31, 1996

                        10.4--    Amendment No. 3 to Master Lease Agreement
                                  (relating to Jameson Inns) between Jameson
                                  Inns., Inc. and Jameson Operating Company
                                  (revised) incorporated by reference to Exhibit
                                  10.4 to the Annual Report filed on Form 10-K for the year ended
                                  December 31, 1996

                        10.5--    Amendment No. 4 to Master Lease Agreement
                                  (relating to Jameson Inns) between Jameson
                                  Inns., Inc. and Jameson Operating Company
                                  (revised) incorporated by reference to Exhibit
                                  10.5 to the Annual Report filed on Form 10-K for the year ended
                                  December 31, 1997

                        10.6--    Amendment No. 5 to Master Lease Agreement
                                  (relating to Jameson Inns) between Jameson
                                  Inns., Inc. and Jameson

                                  Alabama, Inc., as lessor, and Jameson
                                  Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No.
                                  33-74149

                        10.7-- Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to
                                  Exhibit 3.7 to the Registration Statement on
                                  Form S-4, File No. 333-74149

                        10.8-- Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by
                                  Exhibit 10.8 to the Registration Statement on
                                  Form S-4, File No. 333-74149

                        10.9--    Master Lease Agreement (relating to
                                  Signature Inns) incorporated by reference to
                                  Exhibit 10.9 to the Post-Effective Amendment
                                  No. 1 to the Registration Statement on Form
                                  S-3, File No. 333-20143

                        10.10--   Amendment No. 1 to Master Lease Agreement
                                  (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the
                                  Registration Statement on Form S-3, File No.
                                  333-20143

                        10.11--   Cost Reimbursement Agreement between
                                  Jameson Inns., Inc. and Jameson Hospitality,
                                  LLC (formerly Kitchin Investments, Inc.)
                                  incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11,
                                  File No. 33-71160

                        10.12--   Form of Construction Contract between
                                  Jameson Inns., Inc., and Jameson Hospitality,
                                  LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December
                                  31, 1995

                        10.13--   Jameson 1993 Stock Incentive Plan
                                  incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File
                                  No. 33-71160

                       10.14--    Form of Stock Option Agreement under Jameson
                                  Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration
                                  Statement on Form S-11, File No. 33-71160

                       10.15--    Amendment No. 1 to Jameson 1993 Stock
                                  Incentive Plan incorporated by reference to
                                  Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                       10.16--    1994 Amendment to Jameson 1993 Stock
                                  Incentive Plan incorporated by reference to
                                  Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                       10.17--    Amendment No. 3 to Jameson 1993 Stock
                                  Incentive Plan incorporated by reference to
                                  Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                       10.18--    Jameson Inns., Inc. Director Stock Option
                                  Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                       10.19--    Jameson 1996 Stock Incentive Plan
                                  incorporated by reference to Exhibit 10.45 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                       10.20--    Jameson 1997 Director Stock Option Plan
                                  incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

                     10.21-- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson
                                  Hospitality, LLC (formerly Jameson Operating
                                  Company) incorporated by reference to Exhibit
                                  10.25 to the Registration Statement on Form
                                  S-11, File No. 33-71160

                     10.22-- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson
                                  Hospitality, LLC (formerly Kitchin Investments,
                                  Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File
                                  No. 33-71160

                     10.23-- Form of Indemnification agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File
                                  No. 33-71160

                     10.24--      Form of Construction Loan Agreement, Indenture,
                                  Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson
                                  Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration
                                  Statement on Form S-11, File No. 33-71160

                     10.25--      Form of Construction Loan Indenture,
                                  Security Agreement, Assignment of Fees and
                                  Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.21 to the Annual Report filed on Form 10-K for the year ended December
                                  31, 1993

                     10.26--      Form of Deed to Secure Debt, Security
                                  Agreement, Assignment of Operating Lease,
                                  Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc.
                                  to Jameson Inns., Inc. incorporated by
                                  reference to Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December
                                  31, 1995

                       10.27--    Loan Modification Agreement and Note
                                  increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson
                                  Inns., Inc. incorporated by reference to
                                  Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                       10.28-- Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank
                                  Midwest, N.A. to Jameson Inns, Inc. secured by
                                  14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration
                                  Statement on Form S-4, File No. 333-74149

                       10.29-- Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns., Inc.
                                  to Empire Financial Services, Inc. for loan on Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

                       10.30--    Asset Purchase Agreement by and among Jameson
                                  Outdoor Advertising Company, Jameson Inns, Inc.
                                  and Jameson Hospitality, LLC dated as of April 2, 1999.

                       10.31--    Term Loan Agreement dated as of December 28,
                                  1999, between Jameson Inns, Inc. and First
                                  National Bank & Trust; Mortgage; Security
                                  Agreement; Assignment of Rents and Leases;
                                  Mortgage Note for $3.7 million

                       10.32--    Loan Agreement between the City of Elkhart,
                                  Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic
                                  Development Revenue Refunding Bonds, Series
                                  1999; Trust Indenture between City of Elkhart,
                                  Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson
                                  Inns, Inc., the City of Elkhart, Indiana, Bank
                                  One Trust Company, NA as Escrow Trustee and Bank
                                  One Trust Company, NA as Prior Trustee; Specimen
                                  Irrevocable Letter of Credit dated December 22,
                                  1999, for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement
                                  Agreement between Jameson Inns, Inc. and Firstar
                                  Bank, N.A. dated December 22, 1999; Mortgage,
                                  Assignment of Rents and Security Agreement from
                                  Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar
                                  Bank, N.A. dated as of December 22, 1999;
                                  Assignment and Subordination of Master Lease by
                                  Jameson Inns, Inc. and Jameson Hospitality, LLC for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity
                                  Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to
                                  Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of
                                  Credit Bank and Jameson Inns, Inc. dated as of
                                  December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson
                                  Inns, Inc. and Banc One Capital Markets, Inc.
                                  dated as of December 21, 1999; Remarketing
                                  Agreement between Banc One Capital Markets,
                                  Inc. and Jameson Inns, Inc. dated as of December
                                  1, 1999

                       10.33--    Schedule of documents substantially similar to
                                  Exhibit 10.32

                       23.1--     Consent of Ernst & Young LLP

                       27.1--     Financial Data Schedule (for SEC use only)

                               Jameson Inns, Inc.

                       Consolidated Financial Statements


                     Years ended December 31, 1999 and 1998


                                    CONTENTS


Report of Independent Auditors......................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets.........................................F-3
Consolidated Statements of Operations...............................F-4
Consolidated Statements of Stockholders' Equity.....................F-5
Consolidated Statements of Cash Flows...............................F-6
Notes to Consolidated Financial Statements..........................F-7

                         Report of Independent Auditors

The Board of Directors
Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with auditing principles generally accepted in the United States.



Atlanta, Georgia
February 8, 2000

                               Jameson Inns, Inc.

                          Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                           1999                     1998
                                                                      ---------------------------------------

ASSETS
Operating property and equipment                                      $  318,601,921           $  168,880,042
Property and equipment held for sale                                       2,532,131                       --
Less accumulated depreciation                                            (24,551,080)             (16,754,843)
                                                                      ---------------------------------------
                                                                         296,582,972              152,125,199

Cash                                                                       2,531,009                  500,377
Restricted cash                                                           12,616,482                       --
Lease revenue receivable                                                   6,941,315                2,289,753
Deferred finance costs, net                                                2,942,324                1,110,336
Other assets                                                               1,237,643                  303,497
                                                                      ---------------------------------------
                                                                      $  322,851,745           $  156,329,162
                                                                      =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                $  173,957,998           $   53,697,435
Accounts payable and accrued expenses                                      1,269,334                  199,730
Accounts payable to affiliates                                             6,475,510                2,087,106
Accrued interest payable                                                     972,544                  350,436
Accrued property taxes                                                     2,178,719                  432,168
Preferred stock dividends payable                                          1,694,595                  693,750
                                                                      ---------------------------------------
                                                                         186,548,700               57,460,625

Stockholders' equity:
    Preferred stock, 1,272,727 shares authorized,
       9.25% Series A Cumulative Preferred Stock,
       $1 par value, liquidation preference $25 per
       share, 1,272,727 (1,200,000 in 1998) shares issued
       and outstanding                                                     1,272,727                1,200,000
    Preferred stock, 2,256,000 shares authorized, 8.5%
       Series S Cumulative Convertible
       Preferred Stock, $1 par value, liquidation
       preference $20 per share, 2,256,000 shares
       (0 in 1998) issued and outstanding                                  2,256,000                       --
    Common stock, $.10 par value, 40,000,000 shares
       authorized, 11,083,952 shares (9,895,810 in 1998)
       issued and outstanding                                              1,108,395                  989,581
    Additional paid-in capital                                           132,692,914               97,705,947
    Retained deficit                                                      (1,026,991)              (1,026,991)
                                                                      ---------------------------------------
Total stockholders' equity                                               136,303,045               98,868,537
                                                                      ---------------------------------------
                                                                      $  322,851,745           $  156,329,162
                                                                      =======================================


See accompanying notes.

                               Jameson Inns, Inc.

                     Consolidated Statements of Operations


                                                                         YEAR ENDED DECEMBER 31
                                                              1999                1998                 1997
                                                         ------------------------------------------------------

Lease revenue                                            $ 34,668,532         $ 18,229,748         $ 12,966,185

Expenses:
    Property tax expense                                    2,619,999            1,041,687              683,902
    Insurance expense                                         566,351              481,932              422,890
    Depreciation                                           10,396,468            5,636,079            3,898,091
    General and administrative expenses                     1,130,577              592,041              444,908
    Loss on disposal of furniture and
      equipment                                               755,214              507,718              143,544
    Write off of offering costs                                99,724                   --                   --
    Loss on impairment of real estate                              --            2,507,000                   --
                                                         ------------------------------------------------------
Total expenses                                             15,568,333           10,766,457            5,593,335
                                                         ------------------------------------------------------
Income from operations                                     19,100,199            7,463,291            7,372,850
Interest expense, net of capitalized amounts                8,429,007            1,656,240              777,718
Equity in income of hotel limited partnership                  75,462                   --                   --
Other income                                                   23,913                   --                   --
                                                         ------------------------------------------------------
Income before extraordinary loss                           10,770,567            5,807,051            6,595,132
Extraordinary loss-early extinguishment of
    debt                                                           --              133,951              689,542
                                                         ------------------------------------------------------
Net income                                                 10,770,567            5,673,100            5,905,590
Less preferred stock dividends                              5,387,248            2,188,050                   --
                                                         ======================================================
Net income attributable to common
    stockholders                                         $  5,383,319         $  3,485,050         $  5,905,590
                                                         ======================================================

Per common share:
    Income before extraordinary loss:
      Basic                                              $        .51         $        .37         $        .72
      Diluted                                            $        .51         $        .36         $        .70
    Net income:
      Basic                                              $        .51         $        .36         $        .64
      Diluted                                            $        .51         $        .35         $        .63


See accompanying notes.

                               Jameson Inns, Inc.

                Consolidated Statements of Stockholders' Equity


                                          PREFERRED      PREFERRED
                                            STOCK          STOCK         COMMON      CONTRIBUTED       RETAINED     STOCKHOLDERS'
                                          SERIES A        SERIES S        STOCK        CAPITAL          DEFICIT         EQUITY
                                       ------------------------------------------------------------------------------------------

Balance at January 1, 1997             $         --   $         --   $    735,747    $ 51,054,202    $ (1,026,991)  $ 50,762,958
   Issuance of common stock, net of
     offering expense                            --             --        234,549      25,887,675              --     26,122,224
   Exercise of stock options                     --             --          6,981         413,417              --        420,398
   Vesting of stock options                      --             --             --          37,424              --         37,424
   Vesting of restricted stock grants            --             --            131          70,652              --         70,783
   Common stock dividends ($0.90 per
     share)                                      --             --             --      (2,252,906)     (5,905,590)    (8,158,496)
   Net income                                    --             --             --              --       5,905,590      5,905,590
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1997                     --             --        977,408      75,210,464      (1,026,991)    75,160,881
   Issuance of preferred and common
     stock, net of offering expense       1,200,000             --          4,253      27,839,002              --     29,043,255
   Exercise of stock options                     --             --          5,930         353,089              --        359,019
   Vesting of restricted stock grants            --             --          1,990          60,442              --         62,432
   Common stock dividends ($0.94 per
     share)                                      --             --             --      (3,784,845)     (5,457,255)    (9,242,100)
   Preferred stock dividends ($1.82
     per share)                                  --             --             --      (1,972,205)       (215,845)    (2,188,050)
   Net income                                    --             --             --              --       5,673,100      5,673,100
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1998              1,200,000             --        989,581      97,705,947      (1,026,991)    98,868,537
   Issuance of preferred and common
     stock, net of offering expense          72,727      2,256,000        117,341      39,585,070              --     42,031,138
   Exercise of stock options                     --             --          1,501         100,302              --        101,803
   Vesting of restricted stock grants            --             --            (28)         67,653              --         67,625
   Common stock dividends ($.97 per
     share)                                      --             --             --      (4,072,307)     (6,077,070)   (10,149,377)
   Preferred stock dividends-Series S
     ($1.10 per share)                           --             --             --              --      (2,486,112)    (2,486,112)
   Preferred stock dividends-Series A
     ($2.28 per share)                           --             --             --        (693,751)     (2,207,385)    (2,901,136)
   Net income                                    --             --             --              --      10,770,567     10,770,567
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1999           $  1,272,727   $  2,256,000   $  1,108,395    $132,692,914    $ (1,026,991)  $136,303,045
                                       ==========================================================================================


See accompanying notes.

                               Jameson Inns, Inc.

                     Consolidated Statements of Cash Flows


                                                                       YEAR ENDED DECEMBER 31
                                                                1999              1998             1997
                                                           ------------------------------------------------

OPERATING ACTIVITIES
Net income                                                 $ 10,770,567      $  5,673,100      $  5,905,590
Adjustments to reconcile net income to cash
   provided by operating activities:
     Extraordinary loss                                              --           133,951           596,526
     Depreciation and amortization                           10,624,136         5,750,186         3,977,605
     Equity in income of hotel limited partnership              (75,462)               --                --
     Write off of offering costs                                 99,724                --                --
     Loss on disposal of furniture and equipment                755,214           507,718           143,544
     Stock-based compensation expense                            67,625            62,432           108,207
     Loss on impairment of real estate                               --         2,507,000                --
     Changes in assets and liabilities increasing
       (decreasing) cash:
          Lease revenue receivable                           (4,651,562)         (832,081)         (773,048)
          Restricted cash                                       882,592                --                --
          Other assets                                         (894,526)         (206,712)          186,794
          Accounts payable and accrued expenses                 730,989           (13,681)          193,290
          Accounts payable to affiliates                      4,605,402           (98,778)        1,552,424
          Accrued interest payable                               (7,893)          185,679            44,214
          Accrued property taxes and other accrued
             liabilities                                        295,263           176,294           125,205
                                                           ------------------------------------------------
Net cash provided by operating activities                    23,202,069        13,845,108        12,060,351

INVESTING ACTIVITIES
Acquisition of Signature Inns and billboards, net                92,092                --                --
Proceeds from disposition of property and equipment           1,441,586                --                --
Additions to property and equipment                         (41,761,690)      (55,844,810)      (37,362,186)
                                                           ------------------------------------------------
Net cash used in investing activities                       (40,228,012)      (55,844,810)      (37,362,186)

FINANCING ACTIVITIES
Common stock dividends paid                                 (10,149,377)       (9,242,100)       (8,158,496)
Preferred stock dividends paid                               (4,386,403)       (1,494,300)               --
Proceeds from issuance of preferred and
   common stock, net of offering expense                        977,230        29,043,255        26,122,224
Proceeds from exercise of stock options                         101,803           359,019           420,398
Proceeds from mortgage notes payable                         62,003,310        53,936,020        33,919,713
Payment of deferred finance costs                            (2,001,251)         (576,922)         (260,306)
Payments on mortgage notes payable                          (27,488,737)      (29,863,474)      (26,612,029)
                                                           ------------------------------------------------
Net cash provided by financing activities                    19,056,575        42,161,498        25,431,504
                                                           ------------------------------------------------
Net increase in cash                                          2,030,632           161,796           129,669
Cash at beginning of year                                       500,377           338,581           208,912
                                                           ------------------------------------------------
Cash at end of year                                        $  2,531,009      $    500,377      $    338,581
                                                           ================================================

SUPPLEMENTAL INFORMATION
Interest paid, net of interest capitalized                 $  8,746,028      $  2,252,778      $    733,504
                                                           ================================================
State income and franchise taxes paid                      $     11,824      $     17,353      $     16,752
                                                           ================================================


See accompanying notes.

                               Jameson Inns, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1999


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. ("the Company") develops and owns limited service hotel properties (the "Inns") operating under the trademark "The Jameson Inn(R)." In addition, as a result of the Company's acquisition of Signature Inns, Inc. ("Signature") in May of 1999, the Company owns Inns in the Midwest operating under the trademark "Signature Inns(R)".

On May 7, 1999, the Company merged with Signature, a limited-service hotel company based in Indiana with Inns located in Midwestern states. Through the Signature merger, the Company acquired 25 wholly-owned Signature Inns (2,978 available rooms) and a 40% general partnership interest in a limited partnership which owned one additional Signature Inn (81 available rooms). In December 1999 the Company acquired the remaining partnership interest in this partnership and took direct ownership of the hotel.

At December 31, 1999, there were 88 Jameson Inns in operation in seven Southeastern states and 26 Signature Inns in operation in six Midwestern states, with a total of 7,300 rooms and an additional 24 Jameson Inns under development, including 22 under construction and contracts to acquire two additional parcels of land on which additional Jameson Inns are expected to be constructed during 2000 and 2001. At December 31, 1999, a 20-room expansion of one existing Jameson Inn was also being constructed.

                               Jameson Inns, Inc.

2.       ACCOUNTING POLICIES

The Company has several business relationships with Jameson Hospitality, LLC ("JH") including contracts to construct the new Inns (see Note 11) and the lease to operate the Inns (see Note 6). JH is the successor to Jameson Development Company, LLC and Jameson Operating Company II, LLC which previously held the contracts and the lease, respectively and Kitchin Investments, Inc., which was merged into JH on December 31, 1999. JH is wholly-owned by Thomas W. Kitchin, chairman and chief executive officer of the Company, and members of his family.

The Company's principal business also includes arranging construction and permanent financing, land acquisition, ownership of the Inns and billboards, capital improvements to the Inns, and acquisition and replacement of furniture, fixtures and equipment for the Inns.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Costs incurred to acquire and open new Inn locations or to renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs and real estate taxes. Interest costs of $1,596,925 and $1,125,935, were capitalized in 1999 and 1998, respectively.

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and three to five years (furniture, fixtures and equipment). Billboards are depreciated over ten years (see Note 5).

                               Jameson Inns, Inc.

2.       ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCE COSTS

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn.
Amortization of deferred finance costs is included in interest expense on the consolidated statements of operations. Accumulated amortization totaled $408,578 and $180,910 as of December 31, 1999 and 1998, respectively.

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

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense which is allocated as part of the Cost Reimbursement Agreement described in Note 11.

See Note 8 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123").

                               Jameson Inns, Inc.

2.       ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The Company considers its cash, restricted cash, and mortgage notes payable to meet the definition of financial instruments as prescribed by Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 1999 and 1998, the carrying value of the Company's financial instruments approximated their fair value.

RESTRICTED CASH

Restricted cash represents amounts that have been funded from bond issuances, held in trust, primarily to retire four outstanding bonds payable. In January 2000, $12,115,000 of the restricted cash was used to retire such bonds.

PRINCIPLES OF CONSOLIDATION

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 1999, the Company had one wholly-owned and two 99.8%-owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company's Chairman and CEO and members of his family own the remaining 0.2% of these two subsidiaries.

The equity in income in hotel limited partnership represents the Company's 40% general partnership interest in the Carmel, Indiana Signature Inn limited partnership. The investment was accounted for using the equity method of accounting whereby the Company recorded its proportionate share of the partnership's income. On December 28, 1999, the Company purchased the remaining 60% partnership interest, therefore, the operations of the partnership from December 28, 1999 to December 31, 1999 are consolidated in the Company's financial statements.

                               Jameson Inns, Inc.

2.       ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Net income attributable to common stock is reduced by all preferred stock dividends declared through the end of the period.

Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock.

Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding shares of Preferred Stock, outstanding restricted shares of Common Stock and outstanding stock options, using the treasury stock method and the average stock price during the period. The potential conversion of the Redeemable Series S Preferred Stock has been excluded from the dilutive earnings per share calculation as the effects of redemption would be antidilutive.

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                          1999                1998
                                                     ---------------------------------

        Land and improvements                         $ 57,449,978        $ 34,671,144
        Buildings                                      208,229,439          98,322,232
        Furniture, fixtures and equipment               30,262,230          18,849,944
        Billboards                                       2,537,437                   -
        Construction in process                         20,122,837          17,036,722
                                                     ---------------------------------
        Operating property and equipment               318,601,921         168,880,042
        Property and equipment held for sale             2,532,131                   -
        Accumulated depreciation                       (24,551,080)        (16,754,843)
                                                     ---------------------------------
                                                      $296,582,972        $152,125,199
                                                     =================================

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

                               Jameson Inns, Inc.

Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations or held for sale when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1998, the Company recognized a $2,507,000 loss on impairment of real estate related to one of its properties. In 1999 the property was sold and the sales price approximated its carrying value. No impairment losses have been recognized in 1999 or 1997.

                               Jameson Inns, Inc.

3.       PROPERTY AND EQUIPMENT (CONTINUED)

Based on a review of its investment portfolio at December 31, 1999, the Company has determined that one property does not meet its investment criteria. Accordingly, the Company has decided to sell the property and therefore the property is classified as held for sale in the accompanying balance sheet. In February 2000, the Company closed on the sale of this hotel property. The sales price, less selling costs, approximated the carrying amount. In addition, the Company owns several parcels of land adjacent to operating Inns which are held for sale at December 31, 1999. The hotel property and parcels of land held for sale are recorded at the lower of cost or fair value less anticipated selling costs.

4.       MERGER WITH SIGNATURE INNS, INC.

On May 7, 1999, the Company completed its merger with Signature Inns, Inc. In the merger, the Company acquired 25 Signature Inns located in six Midwestern states and a 40% general partnership interest in a partnership which owned one Signature Inn. Immediately prior to the merger, the Signature operating assets were sold to, and the liabilities pertaining to the operations of the Signature Inns were assumed by JH in connection with the merger, the Company entered into a new master lease with JH covering the 25 wholly-owned Signature Inns (See Note
6).

In the merger, holders of Signature common stock received one-half of a share of Jameson common stock and $1.22 in cash for each share of Signature common stock. Holders of Signature Series A Preferred Stock received one share of Jameson Series S Preferred Stock for each share of Signature Series A Preferred Stock. In the merger, the Company assumed all of the outstanding indebtedness of Signature, except for $2.1 million which was repaid at closing with additional borrowings under the Company's line of credit. As of May 7, 1999, the debt assumed totaled $67.1 million and was secured by mortgages on twenty-four of the Signature Inns.

                               Jameson Inns, Inc.

4.       MERGER WITH SIGNATURE INNS, INC. (CONTINUED)

The purchase price of Signature approximated $46.3 million, consisting of $2.6 million in cash, the issuance of 1,051,846 shares of Jameson Common Stock (at $9.125 per share), 2,256,000 shares of Jameson Series S Preferred Stock (at $13.375 per share), and merger related costs of approximately $4.0 million. The purchase price has been allocated to the fair value of the net assets acquired as follow:

Cash                                              $  6,721,951
Restricted cash                                      1,384,074
Hotel limited partnership                            1,079,675
Property and equipment                             108,332,245
Amount due from affiliates                             398,447
Accounts payable and accrued expenses                 (277,580)
Accrued interest payable                              (630,001)
Accrued property taxes                              (1,411,796)
Mortgage notes payable                             (69,231,797)
                                                  ------------
                                                  $ 46,365,218
                                                  ============

The merger was accounted for as a purchase of Signature by Jameson as prescribed by Accounting Principles Board Opinion No. 16, Business Combinations. Accordingly, the historical results of Jameson include the effects of the merger beginning May 8, 1999.

                               Jameson Inns, Inc.

4.       MERGER WITH SIGNATURE INNS, INC. (CONTINUED)

The following presents the unaudited pro forma results of operations as if the purchase and all related transactions were consumed on January 1, of the respective period for the year ended December 31. Such information reflects the allocation of the purchase price.

                                                                                       1999                 1998
                                                                                 ------------------------------------

     Pro forma:
         Lease revenues                                                          $   39,626,806         $   35,081,173
         Income before extraordinary items                                           10,616,738              9,481,780
         Extraordinary items                                                                 --                133,951
                                                                                 ------------------------------------
     Net income                                                                      10,616,738              9,347,829
     Preferred stock dividends                                                        6,736,336              6,023,250
                                                                                 ------------------------------------
     Net income attributable to common stock                                     $    3,880,402         $    3,324,579
                                                                                 =====================================

     Pro forma earnings per share:
         Basic earnings per common share:
            Income before extraordinary items                                    $          .36         $          .32
            Extraordinary items                                                              --                   (.01)
                                                                                 ------------------------------------
            Net income                                                           $          .36         $          .31
                                                                                 =====================================

         Diluted earnings per common share:
            Income before extraordinary items                                    $          .35         $          .31
            Extraordinary items                                                              --                   (.01)
                                                                                 ------------------------------------
            Net income                                                           $          .35         $          .30
                                                                                 =====================================

                               Jameson Inns, Inc.

5. ACQUISITION OF OUTDOOR ADVERTISING ASSETS OF JAMESON HOSPITALITY, LLC

On April 2, 1999, the Company completed the acquisition of the outdoor advertising assets and certain operations of JH. These assets consist of approximately 100 roadside billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties, is placed. These billboards were leased to JH and continue to be used for similar types of advertising. Consideration of $2,381,000 paid to JH consisted of (i) 72,727 newly issued shares of the Company's Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000 which is secured by mortgages on the billboards and the revenues generated therefrom.

6. THE LEASES

The Company has entered into master leases, whereby all of the operating Inns are leased to JH. Therefore, all of the lease revenue and related receivables are derived from these leases.

The Jameson and Signature leases, which expire December 31, 2007 and 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent, which is payable and recorded monthly, equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, for each rentable room in the Inns at the beginning of the relevant month.

Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by JH over the relevant period. For Jameson Inns, the percentage is 39% of such revenues up to $22.18 per day per room in 1999 over the period, plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $35.80 per day per room in 1999 over the period, plus 65% of all additional average daily room rental revenues.

                               Jameson Inns, Inc.

6. THE LEASES (CONTINUED)

Total rent for the Jameson Inns in any calendar year may not exceed 47% of total room rental revenues for that year. The $22.18 and $35.80 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2000 was $23.16 and $37.38 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $20,998,052, $10,501,920 and $7,532,712 in 1999, 1998 and
1997, respectively, and assuming the same number of rooms in operation as at December 31, 1999, would total $27,898,440 per year until the Lease expires.

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

                               Jameson Inns, Inc.

7. MORTGAGE NOTES PAYABLE

As of December 31, long-term debt consists of:


                                                                                              1999                 1998
                                                                                          ---------------------------------

Notes payable on Inns:
   Terms ranging from seven to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable in full at maturity, which range from 2000 to 2017. Interest rates are adjusted annually and range from 7.785% to 10% and are mainly adjustable to a spread above the prime rate or Treasury securities at December 31, 1999.
     Secured by mortgages on 67 of the Inns as of December 31, 1999.                      $108,534,789          $23,843,114

   Term of twenty years and interest accrues at a margin of 3.75% above a weekly average yield on Treasury securities, adjusted annually (8.26% at December
     31, 1999). Principal and interest payments are due monthly and are being
     amortized through maturity in 2019. Secured by mortgages on 14 of the Inns.            16,780,358                   --

   Terms of 17 years, due in annual installments of principal and bi-annual installments of interest with any remaining unpaid balances payable in full
     December 2016. Interest rates are adjusted weekly and were 5.65% at
     December 31, 1999. Secured by mortgages on 4 of the Inns.                              12,115,000                   --

Notes payable on Company owned billboards:
   Terms of five years due in monthly installments of principal and interest with remaining unpaid balances payable in full at maturity which range from
     2000 to 2004. Interest rates are fixed and ranged from 9.50% to 11% at
     December 31, 1999. Secured by the Company's billboards.                                   646,984                   --

                               Jameson Inns, Inc.

7. MORTGAGE NOTES PAYABLE (CONTINUED)


                                                                                              1999                 1998
                                                                                          ---------------------------------

Lines of credit:
   $33.7 million line of credit convertible beginning in 2000 to term notes due at various dates through 2007. At December 31, 1999, the Company had $20.4 million of availability. The Line bears interest at initial annual rates ranging from 8.5% to 9.0%, adjusted annually to the prime rate plus .25% to
     .5%, with a floor of 7% and a cap of 13% (8% to 8.5% at December 31, 1999).
     Payments of interest are due monthly, and monthly payments of principal and interest commence at various dates beginning April 2000. Principal under each term loan will be amortized using a 15-year period and payable in full
     at various dates from 2003 to 2007. Secured by mortgages on 27 of the Inns.             13,332,203          27,463,179

   $600,000 line of credit secured by billboards. At December 31, 1999, the
     Company had $576,918 available to borrow. The line bears interest at an initial rate of 9.50%, which is adjusted periodically to the prime rate plus 1%. Payments of interest are due monthly with the principal balance
     payable in full upon maturity in December 2000.                                             23,082                  --


Construction obligations:
   $44.5 million total commitments. As of December 31, 1999, $34.1 million was available for borrowing. The construction loans have terms of seven years and are due in monthly installments of interest only for 18 months and principal and interest using a 15- or 20-year amortization period until maturity. Interest rates are adjusted annually to the then prevailing prime rate plus .125% to prime plus .375%. Interest rates at December 31, 1999
     ranged from 7.875% to 8.625%. Secured by 20 Inns under construction.                    10,410,577           2,391,142

   $12,115,000 of bonds payable maturing December 2016, secured by restricted cash, with interest at 9.8%. In January 2000, all such
     bonds were retired utilizing the Company's restricted cash.                             12,115,000                  --
                                                                                          ---------------------------------
                                                                                           $173,957,998         $53,697,435
                                                                                          =================================

                               Jameson Inns, Inc.

7. MORTGAGE NOTES PAYABLE (CONTINUED)

At December 31, 1999 and 1998, approximately $286.5 million and $119.0 million, respectively, of the Company's net book value of property and equipment collateralized the mortgage notes payable. At December 31, 1999 and 1998, the carrying value of the long-term debt approximated its fair value.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 1999:

                2000                                                      $  22,775,918
                2001                                                          7,630,953
                2002                                                          5,567,345
                2003                                                         19,861,256
                2004                                                         14,414,037
                Thereafter                                                  103,708,489
                                                                          -------------
                                                                          $ 173,957,998
                                                                          =============

The Company used proceeds of its preferred stock offering in 1998 and common stock offering in 1997 to early extinguish debt in those years. As a result of the early extinguishment of certain debt in 1998 and 1997, the Company had extraordinary losses of $133,951 and $689,542, respectively, comprised of the write-off of unamortized deferred finance costs and prepayment penalties.

8. STOCKHOLDERS' EQUITY

PREFERRED STOCK

On May 7, 1999, in connection with the Signature merger, the Company issued 2,256,000 shares of 8.5% Series S Cumulative Convertible Preferred Stock ("Series S Preferred Stock") at $13.375 per share. The Series S Preferred Stock is senior to all shares of the Company's common stock and is on a parity with the Company's 9.25% Series A Preferred Stock ("Series A Preferred Stock").

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

On March 18, 1998, the Company completed the sale of 1,200,000 newly issued shares of 9.25% Series A Preferred Stock at $25 per share before underwriting discounts and expenses. Net proceeds of approximately $28.5 million were used to repay certain existing mortgage indebtedness at that date.

Dividends on the Series A and Series S Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or about the 20th day of January, April, July and October to shareholders of record on the last business day of December, March, June and September at the fixed rate of 9.25% per annum of the liquidation preference of $25 per share (equivalent to a fixed annual rate of $2.3125 per share) for the Series A Preferred Stock and at the fixed rate of 8.5% per annum of the liquidation preference of $20 per share (equivalent to a fixed annual rate of $1.70 per share) for the Series S Preferred Stock.

Holders of Series A and Series S Preferred Stock generally will have no voting rights except as required by law. In addition, certain changes to the terms of the Series A and Series S Preferred Stock that would be materially adverse to the rights of holders of the Series A and Series S Preferred Stock cannot be made without the affirmative vote of holders of at least a majority of the outstanding Series A and a two-thirds vote of the Series S Preferred Stock.

The Series S Preferred Stock is convertible into the Company's common stock, at the option of the holder at the stated Conversion Price (as defined). Additionally, at any time on or after February 1, 2000, the Company has the right to redeem any, or all, of the Series S Preferred Stock, plus accrued and unpaid dividends, at the Redemption Price, as defined, which ranges from $20.00 to $20.97 per share (depending on the date of redemption). The holders do not have the option to redeem the Series S Preferred Stock.

The Series A Preferred Stock is not convertible into or exchangeable for any other property or securities.

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

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

STOCK OPTIONS

The Company has four stock option plans. The Company adopted the 1993 Stock Incentive Plan ("1993 Plan") to provide incentives to attract and retain officers and key employees of both the Company and JH. The 1993 Plan provides for a number of shares equal to 10% of the Company's outstanding common shares (excluding shares issued pursuant to exercises of options granted under the 1993
Plan). The Jameson 1996 Stock Incentive Plan ("1996 Plan") provides for 500,000 additional shares reserved for issuance. As of December 31, 1999 the Company had a total of 1,505,107 shares reserved for issuance, including 735,136 shares available for future option grants and restricted stock grants under the 1993 and 1996 Plans.

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The Director Stock Option Plan ("1995 Director Plan") reserved 150,000 shares of Common Stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In addition, the Company adopted the 1997 Director Stock Option Plan ("1997 Director Plan") which reserved 200,000 shares of Common Stock and provides that at time of the Company's approval of the plan and subsequently upon each annual shareholders meeting, each independent director will be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 1999, a total of 350,000 options are reserved for issuance under the 1995 and 1997 Director Plans, including 230,000 options available for future option grants.

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of the stock option activity in the four plans follows:


                                                                                         WEIGHTED
                                                 NUMBER               RANGE OF           AVERAGE
                                                   OF             EXERCISE PRICE      EXERCISE PRICE
                                                 SHARES               PER SHARE          PER SHARE
                                                ----------------------------------------------------

Options outstanding December 31, 1996           427,843           $ 6.65  - $10.875      $ 7.36
    Granted in 1997                             497,000           $11.375 - $11.75       $11.63
    Exercised in 1997                           (86,992)          $ 6.65  - $10.875      $ 7.11
    Forfeited in 1997                           (30,000)          $ 7.25  - $11.75       $11.28
                                                -------
Options outstanding December 31, 1997           807,851           $ 6.65  - $11.75       $ 9.87

    Granted in 1998                             175,000           $ 9.125 - $11.375      $10.63
    Exercised in 1998                           (50,737)          $ 6.65  - $10.875      $ 7.07
    Forfeited in 1998                           (84,000)          $ 10.00 - $11.75       $11.39
                                                -------
Options outstanding December 31, 1998           848,114           $ 6.65  - $11.75       $10.04

    Granted in 1999                             231,835           $ 7.125 - $ 9.75       $ 7.91
    Exercised in 1999                           (14,758)          $ 6.65  - $ 7.25       $ 7.11
    Forfeited in 1999                          (175,220)          $ 7.25  - $11.75       $11.03
                                                -------
Options outstanding December 31, 1999           889,971           $ 6.65  - $11.75       $ 9.38
                                                =======

Options exercisable:
    December 31, 1997                           365,855           $ 6.65  - $11.62       $ 7.78
                                                =======
    December 31, 1998                           417,714           $ 6.65  - $11.75       $ 8.71
                                                =======
    December 31, 1999                           458,971           $ 6.65  - $11.75       $ 9.02
                                                =======

The average contractual life remaining on options outstanding at December 31, 1999 was 6.88 years.

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

RESTRICTED STOCK

In 1999, 1998 and 1997, the Company awarded 4,750, 20,821 and 1,400 shares, respectively of Common Stock to certain officers and employees of the Company and JH, under the provisions of the 1996 Plan. The shares vest ten years after date of grant, assuming the individual is continuously employed by one of the two companies at that date. Holders are entitled to all dividends prior to forfeiture or full vesting. As of December 31, 1999, 84,270 restricted shares of common stock remain outstanding; the balance were forfeited and returned to the Company.

Compensation expense resulting from the stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant; and is being recorded over the ten-year vesting period using the straight line method, net of forfeitures. The expense recorded was $67,625 in 1999, $62,432 in 1998 and $62,389 in 1997.

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997; risk-free interest rates of 4.10% to 6.69%; a dividend yield of 8%; a volatility factor of the expected market price of the Company's Common Stock of .151, .196 and .197, respectively; and an expected life of the option of 3 to 10 years.

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

                               Jameson Inns, Inc.

8. STOCKHOLDERS' EQUITY (CONTINUED)

PRO FORMA EFFECTS OF STOCK-BASED COMPENSATION (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:


                                                           1999           1998          1997
                                                         -------------------------------------

       Pro forma net income (in 000's)                   $5,310          $3,419         $5,882
       Pro forma earnings per share-basic                $  .50          $  .35         $  .64
       Pro forma earnings per share-diluted              $  .50          $  .34         $  .62

DIVIDEND REINVESTMENT PLAN

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. The plan allows existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plan also allows existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 1999, 1998 and 1997, 60,459, 41,726 and 45,483 shares, respectively, were purchased through dividend reinvestments and additional cash purchases.

WARRANTS

As a part of its initial public offering, the Company issued and had warrants outstanding to purchase up to 260,000 shares of Common Stock at an exercise price of $14.85 per share; the warrants were exercisable in whole or in part from date of grant until January 26, 1999. The warrants expired on that date with no exercises.

                               Jameson Inns, Inc.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                            1999                  1998                  1997
                                                       --------------------------------------------------------
NUMERATOR
Income before extraordinary loss                       $ 10,770,567           $ 5,807,051           $ 6,595,132
Extraordinary loss                                               --              (133,951)             (689,542)
                                                       --------------------------------------------------------
Net income                                               10,770,567             5,673,100             5,905,590
Preferred stock dividends                                 5,387,248            (2,188,050)                   --
                                                       --------------------------------------------------------
Numerator for basic earnings per share-income
   available to common stockholders                    $  5,383,319           $ 3,485,050           $ 5,905,590
                                                       ========================================================

DENOMINATOR
Weighted average shares outstanding                      10,628,980             9,836,624             9,285,670
Less:  Unvested restricted shares                           (85,685)              (64,734)              (63,661)
                                                       --------------------------------------------------------
Denominator for basic earnings per share                 10,543,295             9,771,890             9,222,009

Plus: Effect of dilutive securities
Employee and director stock options                          46,849                95,497               146,511
Unvested restricted shares                                   67,402                61,509                44,999
                                                       --------------------------------------------------------
Total dilutive potential common shares                      114,251               157,006               191,510
                                                       --------------------------------------------------------
Denominator for diluted earnings per
   share-adjusted weighted average shares and
   assumed conversions                                   10,657,546             9,928,896             9,413,519
                                                       ========================================================

BASIC EARNINGS PER COMMON SHARE
Income before extraordinary loss                       $        .51           $      0.37           $      0.72
Extraordinary loss                                               --                  (.01)                 (.08)
                                                       --------------------------------------------------------
Net income per common share                            $        .51           $      0.36           $      0.64
                                                       ========================================================

DILUTED EARNINGS PER COMMON SHARE
Income before extraordinary loss                       $        .51           $      0.36           $      0.70
Extraordinary loss                                               --                 (0.01)                 (.07)
                                                       --------------------------------------------------------
Net income                                             $        .51           $      0.35           $      0.63
                                                       ========================================================

                               Jameson Inns, Inc.

9. EARNINGS PER SHARE (CONTINUED)

Options to purchase 521,833, 503,833, and 27,500 shares of Common Stock during 1999, 1998, and 1997, respectively, and warrants to purchase 260,000 shares of Common Stock during 1998 and 1997 were all outstanding but were not included in the computation of diluted earnings per share because the securities' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

10. INCOME TAXES

The Company recorded no provision for federal income taxes in 1999, 1998 or 1997 due to its REIT status. State tax expense, which is not material, is included in general and administrative expenses. At December 31, 1999, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the IPO, future utilization of the net operating loss carryforwards by the Company, may be limited.

The Company declared and paid dividends on its Common Stock of $.97, $.94 and $.90 per share in 1999, 1998 and 1997, respectively. Of these dividends, $.48, $.72 and $.73 per share represents ordinary income and $.49, $.22 and $.17 per share represents return of capital in 1999, 1998 and 1997, respectively.

11. ADDITIONAL RELATED PARTY TRANSACTIONS

JH identifies sites and constructs the Inns for the Company. The Company paid JH and its predecessor companies a total of $27,342,000, $41,055,000 and $29,628,000 for construction of new Inns, Inn expansions, fitness centers or renovations during the years ended December 31, 1999, 1998 and 1997, respectively.

                               Jameson Inns, Inc.

11. ADDITIONAL RELATED PARTY TRANSACTIONS (CONTINUED)

The Company shared employees and office space with Kitchin Investments, Inc., which until December 31, 1999 was wholly owned by Thomas W. Kitchin, the Company's chairman and chief executive officer. Under the Cost Reimbursement Agreement, Kitchin Investments, Inc. charged the Company approximately $360,000, $200,000 and $220,000 for its allocation of salary, office overhead, and other general and administrative costs in 1999, 1998 and 1997, respectively. On December 31, 1999, Kitchin Investments, Inc, merged with JH and the Cost Reimbursement Agreement was assumed by JH effective December 31, 1999.

12. OTHER COMMITMENTS AND CONTINGENCIES

As of December 31, 1999, the Company had executed or expected to execute construction contracts with JH, for new Inns or expansions totaling $81.1 million, of which $63.8 million had not been expended.

     The Company leases office space, land underlying certain of its Inns which are built or under construction and land for each billboard location for terms of five or ten years. Lease expense of $101,500, $71,600 and $12,900 in 1999, 1998, and 1997, respectively, is included in general and administrative expense in the Company's statements of operations. The leases require future minimum payments as follows:


          2000                                                             $  613,891
          2001                                                                627,485
          2002                                                                611,483
          2003                                                                265,611
          2004                                                                162,694
          Thereafter                                                        6,625,890
                                                                      ---------------
                                                                      $     8,907,053
                                                                      ===============

The rent expense under the office lease was paid by Kitchin Investments, Inc. and was allocated under the Cost Reimbursement Agreement described in Note 11.

                               Jameson Inns, Inc.

12. OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                                          1999 QUARTERS
                                           --------------------------------------------------------------------------------
                                                FIRST                 SECOND               THIRD                  FOURTH
                                           --------------------------------------------------------------------------------

Lease revenue                              $    4,875,038        $    9,322,064        $   11,379,166        $    9,092,264
Net income                                      1,627,806             3,811,516             3,983,628             1,347,617
Earnings per common share:
   Net income:
     Basic                                 $         0.10        $         0.24        $         0.21        $        (0.03)
     Diluted                               $         0.09        $         0.24        $         0.21        $        (0.03)



                                                                          1998 QUARTERS
                                           --------------------------------------------------------------------------------
                                                FIRST                 SECOND               THIRD                  FOURTH
                                           --------------------------------------------------------------------------------

Lease revenue                              $    3,852,678        $    4,742,604        $    5,032,808        $    4,601,658
Income before extraordinary loss                1,465,414                66,341             2,606,566             1,668,730
Net income (loss)                               1,437,378               (11,673)            2,578,665             1,668,730
Earnings per common share:
   Income before extraordinary loss:
     Basic                                 $          .14        $         (.06)       $          .20        $          .10
     Diluted                               $          .14        $         (.06)       $          .19        $          .10
   Net income:
     Basic                                 $          .14        $         (.07)       $          .19        $          .10
     Diluted                               $          .13        $         (.07)       $          .19        $          .10

                               Jameson Inns, Inc.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

Quarterly earnings per share do not sum to the annual earnings per share amounts due to the effects of the timing of stock issuances and fluctuations in average price during the period.

Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 1999


                                                                                Cost Capitalization
                                                     Initial Cost             Subsequent to Acquisition
                                              -------------------------       --------------------------
                                                            Buildings,                      Buildings,
                               Mortgage                     Equipment &                     Equipment &
Property                         Debt          Land         Improvements       Land         Improvements
--------                         ----          ----         ------------       ----         ------------

Georgia:
     Albany (f)              $ 1,001,000      $265,344      $        0       $ 92,308       $ 1,742,571
      Americus                 1,055,867       131,629               0        222,297         2,554,507
      Bainbridge                 929,827       125,000               0              0         1,656,835
      Brunswick (f)              600,606       175,275               0             (0)        1,678,670
      Calhoun (f)              1,001,000       113,722               0         18,008         1,685,566
      Carrollton (f)               2,000       225,000               0         50,029         1,654,307
      Commerce (f)               501,000       304,809               0          1,300         1,317,911
      Conyers                    735,725       301,128               0             (0)        2,247,825
      Covington (f)              967,000       141,452               0         22,399         1,348,390
      Dalton                   1,776,444       546,257               0          1,550         2,258,785
      Douglas (f)                  1,000       120,033               0              0         1,191,027
      Dublin (f)                  10,000             0               0              0         1,425,343
      Eastman (g)              1,198,597        87,883               0         13,917         1,432,761
      Fitzgerald (g)           1,198,597       133,515               0              0         1,110,516
      Greensboro (g)           1,198,597       109,840               0         17,394         1,515,668
      Hartwell                 1,055,867        85,000               0         13,460         1,416,952
      Jesup (f)                1,001,000        89,917               0         14,239         2,088,777
      Kingsland                1,078,102       283,432               0              0         1,429,018
      Lagrange (f)             1,001,000       200,073               0             (0)        1,972,948
      Macon (f)                  478,227       288,518               0             (0)        1,390,149
      Milledgeville                    0       575,582       4,826,285       (530,186)       (4,235,220)
      Oakwood (f)                328,369       258,903               0             (0)        1,354,759
      Perry (f)                   35,000       238,325               0              0         1,400,988
      Rome                       993,456       254,849               0              0         3,741,127
      Statesboro               1,055,867       132,817               0         21,032         1,498,651
      Thomaston (f)              967,000       157,181               0         24,890         2,111,635
      Thomasville              1,150,000       331,161               0              0         1,512,088
      Valdosta (f)                 2,000       166,632               0             (0)        1,624,697
      Warner Robins (f)          510,000       365,853               0             (0)        2,042,770
      Washington               1,055,867       107,780               0         17,067         1,307,184
      Waycross (f)             1,501,000        87,000               0         13,777         2,044,714
      Waynesboro               1,029,569       142,501               0              0         1,264,888
      Winder (f)                 967,000       124,500       1,268,199              0           714,986
Alabama:
      Albertville                790,189       174,000               0            418         1,100,339
      Alexander City (g)       1,198,597       160,086               0             (0)        1,774,656
      Arab                       789,768       131,554               0              0         1,107,491
      Auburn                     669,787       227,000               0              0         1,378,337
      Bessemer                 1,117,000       327,192               0              0         1,511,051
      Decatur                  1,029,013       201,629               0             (0)        2,097,753
      Eufaula (f)                  1,000       228,869               0          5,575         1,219,203
      Florence                   621,159       313,579               0          1,202         1,903,313
      Greenville (g)           1,198,597       228,511               0              0         1,493,135
      Jasper                     489,816       225,633               0              0         2,233,137
      Oxford (g)               1,198,597       307,635               0           (340)        1,384,733
      Ozark (g)                1,198,597       176,148               0              0         1,168,763
      Prattville               1,681,765       319,736               0             (0)        2,259,182
      Scottsboro               1,146,863       324,732               0             (0)        1,467,125
      Selma                    1,513,666       143,812               0         22,773         1,939,526
      Sylacauga (f)                1,000       224,476               0              0         1,441,380
      Trussville               1,580,518       425,438               0          1,377         2,262,439
      Tuscaloosa                 820,971             0               0              0         1,456,546
Florida:
      Lake City                1,850,000       391,456               0              0         3,080,689



                               Gross Amount at Which                                                            Life on
                                Carried at Close of                                                               Which
                                      Period                                                                  Depreciation
                              ------------------------                                                         in Latest
                                           Buildings,                                                           Income
                                           Equipment &                    Accumulated    Date     Date of      Statement
Property                       Land        Improvements       Total      Depreciation  Acquired Construction  is Computed
--------                      -----        ------------     ----------   ------------  -------- ------------  -----------
Georgia:
      Albany (f)              $357,652      $1,742,571      $2,100,222      $345,522     1994       1995          (e)
      Americus                 353,926       2,554,507       2,908,433       690,237     1991       1992          (d)
      Bainbridge               125,000       1,656,835       1,781,835       341,030     1994       1994          (e)
      Brunswick (f)            175,275       1,678,670       1,853,945       254,401     1994       1995          (e)
      Calhoun (f)              131,730       1,685,566       1,817,296       453,460     1988       1988          (d)
      Carrollton (f)           275,029       1,654,307       1,929,336       329,970     1993       1994          (e)
      Commerce (f)             306,109       1,317,911       1,624,020       207,044     1996       1996          (e)
      Conyers                  301,128       2,247,825       2,548,952       241,324     1996       1996          (e)
      Covington (f)            163,851       1,348,390       1,512,241       404,453     1990       1990          (d)
      Dalton                   547,807       2,258,785       2,806,591       115,811     1998       1998          (e)
      Douglas (f)              120,033       1,191,027       1,311,060       232,971     1995       1995          (e)
      Dublin (f)                     0       1,425,343       1,425,343       192,604     1997       1997          (e)
      Eastman (g)              101,800       1,432,761       1,534,561       469,198     1989       1989          (d)
      Fitzgerald (g)           133,515       1,110,516       1,244,031       256,196     1993       1994          (e)
      Greensboro (g)           127,234       1,515,668       1,642,902       528,440     1989       1990          (d)
      Hartwell                  98,460       1,416,952       1,515,412       397,678     1991       1992          (d)
      Jesup (f)                104,156       2,088,777       2,192,933       666,495     1990       1990          (d)
      Kingsland                283,432       1,429,018       1,712,450       121,091     1997       1998          (e)
      Lagrange (f)             200,073       1,972,948       2,173,021       273,102     1995       1996          (e)
      Macon (f)                288,518       1,390,149       1,678,666       148,310     1997       1997          (e)
      Milledgeville             45,396         591,065         636,461       378,466     1991         --          (d)
      Oakwood (f)              258,903       1,354,759       1,613,661       195,891     1996       1997          (e)
      Perry (f)                238,325       1,400,988       1,639,314       143,716     1997       1998          (e)
      Rome                     254,849       3,741,127       3,995,976        74,065     1998       1999          (e)
      Statesboro               153,849       1,498,651       1,652,500       563,514     1988       1989          (d)
      Thomaston (f)            182,071       2,111,635       2,293,706       630,176     1990       1990          (d)
      Thomasville              331,161       1,512,088       1,843,249        82,535     1998       1998          (e)
      Valdosta (f)             166,632       1,624,697       1,791,328       372,765     1994       1995          (e)
      Warner Robins (f)        365,853       2,042,770       2,408,623       247,028     1997       1997          (e)
      Washington               124,847       1,307,184       1,432,031       432,957     1989       1990          (d)
      Waycross (f)             100,777       2,044,714       2,145,491       477,251     1992       1993          (e)
      Waynesboro               142,501       1,264,888       1,407,389       220,239     1995       1996          (e)
      Winder (f)               124,500       1,983,185       2,107,685       789,905     1988         --          (d)
Alabama:
      Albertville              174,418       1,100,339       1,274,757       247,728     1994       1994          (e)
      Alexander City (g)       160,086       1,774,656       1,934,742       332,798     1994       1994          (e)
      Arab                     131,554       1,107,491       1,239,045       217,588     1995       1995          (e)
      Auburn                   227,000       1,378,337       1,605,337       157,762     1996       1997          (e)
      Bessemer                 327,192       1,511,051       1,838,243        60,057     1998       1999          (e)
      Decatur                  201,629       2,097,753       2,299,382       259,644     1995       1996          (e)
      Eufaula (f)              234,444       1,219,203       1,453,647       212,094     1995       1996          (e)
      Florence                 314,781       1,903,313       2,218,094       292,733     1995       1996          (e)
      Greenville (g)           228,511       1,493,135       1,721,647       179,652     1996       1996          (e)
      Jasper                   225,633       2,233,137       2,458,770       219,242     1997       1997          (e)
      Oxford (g)               307,295       1,384,733       1,692,028       183,688     1996       1997          (e)
      Ozark (g)                176,148       1,168,763       1,344,911       269,722     1994       1995          (e)
      Prattville               319,736       2,259,182       2,578,918        98,010     1998       1998          (e)
      Scottsboro               324,732       1,467,125       1,791,857       100,581     1998       1998          (e)
      Selma                    166,585       1,939,526       2,106,111       477,788     1991       1992          (d)
      Sylacauga (f)            224,476       1,441,380       1,665,856       171,344     1997       1997          (e)
      Trussville               426,815       2,262,439       2,689,254       146,146     1997       1998          (e)
      Tuscaloosa                     0       1,456,546       1,456,546       172,112     1996       1997          (e)
Florida:
      Lake City                391,456       3,080,689       3,472,145        38,108     1998       1999          (e)

Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 1999


                                                                                Cost Capitalization
                                                     Initial Cost             Subsequent to Acquisition
                                              -------------------------       --------------------------
                                                            Buildings,                      Buildings,
                               Mortgage                     Equipment &                     Equipment &
Property                         Debt          Land         Improvements       Land         Improvements
--------                         ----          ----         ------------       ----         ------------
Illinois:
     Normal                    3,092,571     1,076,916       5,163,743              0           157,394
     Peoria                    3,057,429       817,523       4,886,124              0           109,545
     Springfield                       0             0       1,494,985              0           109,207
Indiana:
     Carmel                    3,700,000       684,321       3,730,497              0                 0
     Elkhart (h)               6,610,000       637,753       5,834,950              0            99,475
     Evansville                2,999,832       359,102       2,880,265              0            92,981
     Ft. Wayne                 2,490,620       473,564       3,062,301              0           102,215
     Indy Castleton            3,119,739       584,039       5,241,877              0           118,986
     Indy East                 2,754,674       400,007       2,479,422              0           136,126
     Indy Northwest            2,151,544       442,666       2,217,552              0           129,448
     Indy South                2,264,200       180,071       1,824,161              0            87,166
     Indy West                 2,943,257       916,161       5,236,594              0            75,321
     Kokomo                    2,999,832       527,376       3,720,270              0            65,135
     Lafayette                 3,334,981       403,849       3,970,336              0            66,642
     Muncie                    2,399,866       407,065       3,392,767              0            37,024
     South Bend                3,599,799       585,531       5,836,122              0            49,981
     Terre Haute (h)           7,480,000       878,773       2,102,079             (0)          161,492
Iowa:
     Bettendorf                1,358,220       974,058       3,073,596              0           130,644
Kentucky:
     Florence (h)              5,040,000       524,289       2,293,556              0            68,410
     Louisville East           3,860,091       585,491       6,973,653              0            79,919
     Louisville South (h)      5,100,000       644,870       6,509,901              0           229,509
Mississippi:
     Grenada                   1,150,000       350,000               0              0         1,551,209
     Meridian                  1,785,133       419,856               0            930         2,354,193
     Tupelo                    1,577,566       427,924               0          1,360         2,242,159
     Vicksburg                 1,820,021       326,653               0          1,112         2,361,846
North Carolina:
     Asheboro                    997,923       278,841               0             (0)        1,472,466
     Clayton/Garner            1,090,701       255,234               0              0         1,508,249
     Dunn                              0       202,052               0             (0)        1,487,078
     Eden                      1,090,701       197,468               0             26         1,507,341
     Forest City                 986,761       187,294               0          2,950         1,979,461
     Greenville                1,143,712       310,006               0              0         1,484,713
     Hickory                   1,777,040       412,322               0              0         2,327,299
     Laurinburg (f)                    0       225,441               0       (181,525)        1,240,031
     Lenoir                    1,078,102       360,923               0          1,605         1,396,990
     Roanoke Rapids            1,143,712       320,014               0         (4,812)        1,483,422
     Sanford (f)                 500,000       227,030               0         32,171         1,436,095
     Smithfield                1,075,806       246,092               0             (0)        1,510,542
     Wilson                      994,033       237,712               0             20         1,509,639
Ohio:
     Cincy North               2,315,465       521,588       2,220,586              0            84,992
     Cincy Northeast           2,264,200       320,613       2,184,392              0            98,226
     Columbus                  2,574,163       782,254       3,905,175              0           120,223
     Dayton                    2,151,544       625,511       3,388,780              0           180,242
South Carolina:
     Anderson                  1,055,867       201,000               0        133,385         2,011,890
     Cheraw (g)                1,198,597       168,458               0              0         1,906,296
     Duncan                    1,066,231       212,246               0             (0)        1,461,683
     Easley (f)                    1,000       266,753               0          2,710         1,135,569
     Gaffney (g)               1,198,597       135,025               0             (0)        1,652,888



                               Gross Amount at Which                                                            Life on
                                Carried at Close of                                                               Which
                                      Period                                                                  Depreciation
                              ------------------------                                                         in Latest
                                           Buildings,                                                           Income
                                           Equipment &                    Accumulated    Date     Date of      Statement
Property                       Land        Improvements       Total      Depreciation  Acquired Construction  is Computed
--------                       ----        ------------       -----      ------------  -------- ------------  ------------
Illinois:
     Normal                  1,076,916       5,321,137       6,398,053       154,885      1999        --      (e)
     Peoria                    817,523       4,995,670       5,813,192       149,750      1999        --      (e)
     Springfield                     0       1,604,192       1,604,192        83,110      1999        --      (e)
Indiana:
     Carmel                    684,321       3,730,497       4,414,818             0      1999        --      (e)
     Elkhart (h)               637,753       5,934,425       6,572,178       158,662      1999        --      (e)
     Evansville                359,102       2,973,246       3,332,348       107,144      1999        --      (e)
     Ft. Wayne                 473,564       3,164,516       3,638,080        99,909      1999        --      (e)
     Indy Castleton            584,039       5,360,863       5,944,902       149,654      1999        --      (e)
     Indy East                 400,007       2,615,548       3,015,555        98,868      1999        --      (e)
     Indy Northwest            442,666       2,347,001       2,789,667       104,047      1999        --      (e)
     Indy South                180,071       1,911,327       2,091,398        79,670      1999        --      (e)
     Indy West                 916,161       5,311,915       6,228,076       139,388      1999        --      (e)
     Kokomo                    527,376       3,785,405       4,312,781       107,941      1999        --      (e)
     Lafayette                 403,849       4,036,978       4,440,827       119,633      1999        --      (e)
     Muncie                    407,065       3,429,791       3,836,856       101,210      1999        --      (e)
     South Bend                585,531       5,886,103       6,471,635       151,626      1999        --      (e)
     Terre Haute (h)           878,773       2,263,571       3,142,344       107,218      1999        --      (e)
Iowa:
     Bettendorf                974,058       3,204,240       4,178,298       114,675      1999        --      (e)
Kentucky:
     Florence (h)              524,289       2,361,966       2,886,255       101,118      1999        --      (e)
     Louisville East           585,491       7,053,572       7,639,063       171,226      1999        --      (e)
     Louisville South (h)      644,870       6,739,410       7,384,280       167,352      1999        --      (e)
Mississippi:
     Grenada                   350,000       1,551,209       1,901,209        13,798      1998      1999      (e)
     Meridian                  420,786       2,354,193       2,774,979        77,561      1998      1999      (e)
     Tupelo                    429,284       2,242,159       2,671,443       134,208      1998      1998      (e)
     Vicksburg                 327,765       2,361,846       2,689,611        93,296      1998      1999      (e)
North Carolina:
     Asheboro                  278,841       1,472,466       1,751,307       169,337      1997      1997      (e)
     Clayton/Garner            255,234       1,508,249       1,763,483       107,409      1998      1998      (e)
     Dunn                      202,052       1,487,078       1,689,130       141,760      1997      1998      (e)
     Eden                      197,494       1,507,341       1,704,835       118,976      1997      1998      (e)
     Forest City               190,244       1,979,461       2,169,705       265,279      1996      1997      (e)
     Greenville                310,006       1,484,713       1,794,719       113,527      1998      1998      (e)
     Hickory                   412,322       2,327,299       2,739,621       107,209      1998      1998      (e)
     Laurinburg (f)             43,916       1,240,031       1,283,947       175,345      1996      1997      (e)
     Lenoir                    362,528       1,396,990       1,759,518       124,687      1997      1998      (e)
     Roanoke Rapids            315,202       1,483,422       1,798,623       119,507      1997      1998      (e)
     Sanford (f)               259,201       1,436,095       1,695,296       171,925      1996      1997      (e)
     Smithfield                246,092       1,510,542       1,756,634       150,578      1997      1998      (e)
     Wilson                    237,732       1,509,639       1,747,371       161,367      1996      1997      (e)
Ohio:
     Cincy North               521,588       2,305,577       2,827,165       105,145      1999        --      (e)
     Cincy Northeast           320,613       2,282,617       2,603,231        89,564      1999        --      (e)
     Columbus                  782,254       4,025,398       4,807,653       124,716      1999        --      (e)
     Dayton                    625,511       3,569,022       4,194,534       119,367      1999        --      (e)
South Carolina:
     Anderson                  334,385       2,011,890       2,346,275       427,545      1993      1993      (e)
     Cheraw (g)                168,458       1,906,296       2,074,754       238,923      1995      1995      (e)
     Duncan                    212,246       1,461,683       1,673,928       147,478      1997      1998      (e)
     Easley (f)                269,463       1,135,569       1,405,033       232,752      1994      1995      (e)
     Gaffney (g)               135,025       1,652,888       1,787,913       290,239      1995      1995      (e)

Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 1999

                                                                                           Cost Capitalization
                                                                    Initial Cost         Subsequent to Acquisition
                                                              -------------------------  -------------------------
                                                                            Buildings                 Buildings,
                                              Mortgage                      Equipment &               Equipment &
Property                                        Debt            Land        Improvements    Land      Improvements
--------                                      ---------       --------     -------------  -------     ------------

      Georgetown (g)                          1,198,597        144,353              0           0       1,464,621
      Greenwood (f)                           1,001,000        140,231              0      20,741       1,763,498
      Lancaster (g)                           1,198,597        150,592              0          (0)      1,130,528
      Orangeburg (g)                          1,198,597        165,010              0         585       1,190,234
      Seneca (g)                              1,198,597        204,385              0           0       1,235,102
      Simpsonville (f)                          952,000        229,205              0           0       1,306,064
      Spartanburg                             1,072,792        247,838              0           0       1,459,299
      Union (g)                               1,198,597        178,006              0         746       1,288,082
Tennessee:                                            0
      Cleveland                                       0        384,688              0       4,343       2,240,024
      Decherd (f)                                     0        254,501              0         191       1,316,358
      Gallatin                                1,682,041        405,738              0           0       2,252,260
      Johnson City                              288,580        405,939              0          89       2,141,656
      Knoxville                               2,221,460        572,026      3,347,959           0          89,484
      Oakridge                                  939,372        451,037              0           8       4,400,227
      Tullahoma (f)                                   0        303,536              0           0       1,304,099
Construction in progress:
      Alcoa, TN                                 142,966        427,803              0           0         225,422
      Bessemer, AL                                    0              0              0           0          96,408
      Columbia, TN                              279,097        483,568              0       6,859         705,417
      Crestview, FL                             975,649        471,426              0          10       1,582,235
      Goldsboro, NC                             288,100        397,096              0           0         394,252
      Greeneville, TN                           980,861        406,055              0         155       1,968,500
      Harrisonburg, VA                          144,890        435,000              0        (700)        398,525
      Henderson, NC                             403,101        478,688              0           0         498,081
      Jackson, MS                               365,584        586,831              0         602         625,284
      Jackson, TN                             1,002,366        467,741              0         141       1,678,103
      Jacksonville, FL                        1,553,918        679,519              0       1,448       2,537,701
      Kingsport, TN                             327,774        425,481              0           0         280,627
      Lafayette, LA                                   0        433,291              0           0          79,279
      Lakeland, FL                              291,911        618,636              0           0         379,150
      Martinsville, VA                           57,108        411,496              0       3,100         229,663
      Newnan, GA                                863,220        529,377              0           0       1,122,648
      Ormond Beach, FL                        1,449,938        497,099              0      10,859       2,583,456
      Palm Bay, FL                              197,716        418,745              0           0         362,396
      Pearl, MS                                       0        564,932              0           0       2,296,251
      Pooler, GA                                787,582        501,223              0          (0)      1,475,308
      Richmond, KY                               63,405        607,095              0           0         166,184
      Shreveport, LA                             66,382        531,041              0           0         151,872
      Wilmington, NC                            169,009        685,078              0           0         220,090
Billboards (including CIP)                      670,073              0      2,381,012           0         222,408
Property and equipment held for sale          1,050,101      1,094,514              0           0       1,437,617

                                           ------------    -----------   ------------   ---------    ------------
    Totals                                 $173,957,998    $47,912,952   $105,447,139   $  83,595    $167,690,366
                                           ============    ===========   ============   =========    ============
                                         Gross Amount at Which                                                           Life on
                                          Carried at Close of                                                             Which
                                                 Period                                                                Depreciation
                                         -----------------------                                                        in Latest
                                                     Buildings,                                                           Income
                                                     Equipment &                   Accumulated    Date     Date of      Statement
Property                                 Land        Improvements      Total      Depreciation  Acquired Construction  is Computed
--------                                 ----        ------------      ------     ------------  -------- ------------  ------------

      Georgetown (g)                     144,353       1,464,621      1,608,974       195,712      1996      1996      (e)
      Greenwood (f)                      160,972       1,763,498      1,924,470       282,339      1994      1995      (e)
      Lancaster (g)                      150,592       1,130,528      1,281,120       218,829      1994      1995      (e)
      Orangeburg (g)                     165,595       1,190,234      1,355,829       217,749      1995      1995      (e)
      Seneca (g)                         204,385       1,235,102      1,439,487       181,322      1996      1996      (e)
      Simpsonville (f)                   229,205       1,306,064      1,535,269       199,404      1996      1996      (e)
      Spartanburg                        247,838       1,459,299      1,707,137       153,434      1997      1998      (e)
      Union (g)                          178,752       1,288,082      1,466,834       186,183      1996      1997      (e)
Tennessee:
      Cleveland                          389,031       2,240,024      2,629,055       122,545      1997      1998      (e)
      Decherd (f)                        254,692       1,316,358      1,571,050       172,620      1996      1997      (e)
      Gallatin                           405,738       2,252,260      2,657,999        74,614      1998      1999      (e)
      Johnson City                       406,028       2,141,656      2,547,684       230,097      1997      1997      (e)
      Knoxville                          572,026       3,437,443      4,009,469       116,673      1999        --      (e)
      Oakridge                           451,045       4,400,227      4,851,272        69,623      1998      1999      (e)
      Tullahoma (f)                      303,536       1,304,099      1,607,635       161,363      1996      1997      (e)
Construction in progress
      Alcoa, TN                          427,803         225,422        653,225             0        --        --       --
      Bessemer, AL                             0          96,408         96,408             0        --        --       --
      Columbia, TN                       490,427         705,417      1,195,844             0        --        --       --
      Crestview, FL                      471,436       1,582,235      2,053,671             0        --        --       --
      Goldsboro, NC                      397,096         394,252        791,348             0        --        --       --
      Greeneville, TN                    406,210       1,968,500      2,374,710             0        --        --       --
      Harrisonburg, VA                   434,300         398,525        832,826             0        --        --       --
      Henderson, NC                      478,688         498,081        976,769             0        --        --       --
      Jackson, MS                        587,433         625,284      1,212,717             0        --        --       --
      Jackson, TN                        467,882       1,678,103      2,145,984             0        --        --       --
      Jacksonville, FL                   680,967       2,537,701      3,218,667             0        --        --       --
      Kingsport, TN                      425,481         280,627        706,108             0        --        --       --
      Lafayette, LA                      433,291          79,279        512,573             0        --        --       --
      Lakeland, FL                       618,636         379,150        997,787             0        --        --       --
      Martinsville, VA                   414,596         229,663        644,259             0        --        --       --
      Newnan, GA                         529,377       1,122,648      1,652,025             0        --        --       --
      Ormond Beach, FL                   507,958       2,583,456      3,091,413             0        --        --       --
      Palm Bay, FL                       418,745         362,396        781,141             0        --        --       --
      Pearl, MS                          564,932       2,296,251      2,861,183             0        --        --       --
      Pooler, GA                         501,223       1,475,308      1,976,531             0        --        --       --
      Richmond, KY                       607,095         166,184        773,278             0        --        --       --
      Shreveport, LA                     531,041         151,872        682,913             0        --        --       --
      Wilmington, NC                     685,078         220,090        905,168             0        --        --       --
Billboards (including CIP)                     0       2,603,420      2,603,420       191,720      1999      1999      (e)
Property and equipment held for sale   1,094,514       1,437,617      2,532,131       173,627      1997      1997      (e)

                                     -----------    ------------   ------------   -----------
    Totals                           $47,996,547    $273,137,505   $321,134,052   $24,551,080
                                     ===========    ============   ============   ===========

                               JAMESON INNS, INC.
                              NOTES TO SCHEDULE III


                                                                    1999                    1998                    1997
                                                               ---------------         ---------------         ---------------
(a) Reconciliation of real estate
    Balance at beginning of year                               $   168,880,042         $   117,515,375         $    80,816,228
    Additions during year:
         Improvements                                              157,106,500              55,844,810              37,373,593
         Deletions                                                  (4,852,490)             (4,480,143)               (674,446)
                                                               ---------------         ---------------         ---------------

    Balance at end of year                                     $   321,134,052         $   168,880,042         $   117,515,375
                                                               ===============         ===============         ===============

(b) Reconciliation of accumulated depreciation
    Balance at beginning of year                               $    16,754,843         $    12,584,189         $     9,205,591
        Depreciation for the year                                   10,396,468               5,636,079               3,898,091
        Retirements                                                 (2,600,231)             (1,465,425)               (519,493)
                                                               ---------------         ---------------         ---------------

    Balance at end of year                                     $    24,551,080         $    16,754,843         $    12,584,189
                                                               ===============         ===============         ===============

(c) The aggregate cost of the land, buildings, and furniture, fixtures and equipment for federal income tax purposes approximates the book basis.

(d) Depreciation for 1992 and prior additions is computed based on the following useful lives:

         Buildings                                               31.5 years

         Land Improvements                                         15 years

         Furniture, fixtures and equipment                          5 years

(e) Depreciation for 1993 and later additions is computed based on the following useful lives:

         Buildings                                                 39 years

         Land Improvements                                         15 years

         Furniture, fixtures and equipment                        3-5 years

         Billboards                                                10 years

(f) This Inn is one of 27 Inns securing the Company's $33.7 million line of credit. Amount of debt listed as outstanding is an allocation.

(g) This Inn is one of 14 Inns securing the Company's $17.2 million note payable. Amount of debt listed as outstanding is an allocation.

(h) Mortgage debt listed includes portion of the $12,115,000 economic development refunding bonds retired with restricted cash in January 2000.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Jameson Inns, Inc.


We have audited the consolidated financial statements of Jameson Inns, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 8, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP


Atlanta, Georgia
February 8, 2000

                            Jameson Hospitality, LLC

                        Consolidated Financial Statements


                     Years ended December 31, 1999 and 1998

                                    CONTENTS

Report of Independent Auditors...........................................F-39

Consolidated Financial Statements

Consolidated Balance Sheets..............................................F-40
Consolidated Statements of Operations....................................F-41
Consolidated Statements of Members' Capital (Deficit)....................F-42
Consolidated Statements of Cash Flows....................................F-43
Notes to Consolidated Financial Statements...............................F-45

                         Report of Independent Auditors

The Members
Jameson Hospitality, LLC

We have audited the accompanying consolidated balance sheets of Jameson Hospitality, LLC as of December 31, 1999 and 1998, and the related consolidated statements of operations, members' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Hospitality, LLC at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia
March 8, 2000

                            Jameson Hospitality, LLC

                           Consolidated Balance Sheets


                                                                                         DECEMBER 31
                                                                                 1999                  1998
                                                                            --------------------------------------
ASSETS
Current assets:
    Cash                                                                    $    543,282                $1,077,579
    Marketable securities                                                      1,013,785                   199,529
    Accounts receivable                                                        2,630,305                   853,720
    Accounts receivable from affiliates                                        7,231,418                 2,755,513
    Predevelopment costs                                                         288,785                   457,213
    Prepaid expenses and other assets                                            363,668                   357,975
    Inventory                                                                  1,256,015                   625,989
                                                                            --------------------------------------
                                                                              13,327,258                 6,327,518

Property and equipment, net                                                      833,585                 2,992,093
Leasehold improvements, net                                                       89,828                    34,867
Intangibles, net                                                                 267,818                    22,268
                                                                            --------------------------------------
                                                                            $ 14,518,489                $9,376,746
                                                                            ======================================

LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
Current liabilities:
    Subcontractors payable, including retainage of $1,195,267
       and $1,104,960 at December 31, 1999 and 1998, respectively           $  3,040,499                $3,106,166
    Accounts payable                                                           1,293,239                 1,089,067
    Lease expense payable                                                      6,941,315                 2,289,753
    Notes payable, current portion                                                 9,010                   650,804
    Accrued interest                                                              58,059                    22,323
    Other accrued liabilities                                                  2,132,566                   484,924
                                                                            --------------------------------------
                                                                              13,474,688                 7,643,037

Deferred gain on sale of asset                                                   883,394                        --
Notes payable, long-term portion                                                 315,638                 1,664,382
                                                                            --------------------------------------
Total liabilities                                                             14,673,720                 9,307,419
Members' capital (deficit)                                                      (155,231)                   69,327
                                                                            --------------------------------------
                                                                            $ 14,518,489                $9,376,746
                                                                            ======================================


See accompanying notes.

                            Jameson Hospitality, LLC

                      Consolidated Statements of Operations


                                                                    YEAR ENDED DECEMBER 31
                                                            1999               1998              1997
                                                      ----------------------------------------------------
Revenues:
    Room revenues                                     $  74,245,709        $37,982,374      $   26,937,065
    Telephone revenues                                    1,450,448            757,105             604,467
    Other inn-related sales                                 730,866             47,220              46,096
    Contract revenues                                    30,413,710         40,990,447          31,201,627
    Billboard rentals                                       105,877             91,076              84,467
    Other income                                             36,772              6,458                  --
    Gain on sale of asset                                   240,545                 --                  --
                                                      ----------------------------------------------------
                                                        107,223,927         79,874,680          58,873,722

Expenses:
    Lease expense                                        34,612,795         18,229,748          12,966,185
    Cost of contract revenues                            25,342,725         35,518,450          27,514,582
    Room expenses                                        19,132,033          8,888,441           5,832,763
    Utilities                                             4,029,937          3,346,327           2,283,090
    General and administrative                            7,995,065          3,886,264           2,700,432
    Inn manager salaries                                  5,039,406          2,510,644           1,865,181
    Maintenance                                           3,303,181          1,366,510             840,093
    Advertising                                           2,706,089          2,195,759             576,516
    Insurance                                               297,100            199,302             123,004
    Management fee to affiliate                           4,202,961          2,655,334           1,856,370
    Prospective site expense                                301,401            614,448               4,193
    Interest, net of amounts capitalized                     17,922            166,416              87,830
    Depreciation and amortization                           109,316            456,213             260,375
                                                      ----------------------------------------------------
Total expenses                                          107,089,931         80,033,856          56,910,614
                                                      ----------------------------------------------------
Net income (loss)                                     $     133,996        $  (159,176)     $    1,963,108
                                                      ====================================================


See accompanying notes.

                            Jameson Hospitality, LLC

             Consolidated Statements of Members' Capital (Deficit)




                                                                        MEMBERS'
                                                                        CAPITAL
                                                                       (DEFICIT)           COMPREHENSIVE LOSS
                                                                ---------------------------------------------
Balance at December 31, 1996                                      $      438,217
    Capital contributions                                                198,615
    Distributions                                                       (670,000)
    Net income                                                         1,963,108
                                                                  --------------
Balance at December 31, 1997                                           1,929,940
    Capital contributions                                                600,000
    Distributions                                                     (2,234,718)
    Net loss                                                            (159,176)             $ (159,176)
    Unrealized loss on marketable securities                             (66,719)                (66,719)
                                                                                              ----------
    Comprehensive loss                                                                        $ (225,895)
                                                                  --------------              ==========

Balance at December 31, 1998                                              69,327
    Capital contributions                                                105,764
    Distributions                                                        (42,723)
    Net income                                                           133,996              $  133,996
    Unrealized loss on marketable securities                            (421,595)               (421,595)
                                                                                              ----------
    Comprehensive loss                                                                        $ (287,599)
                                                                  --------------              ==========
Balance at December 31, 1999                                      $     (155,231)
                                                                  ==============



See accompanying notes.

                            Jameson Hospitality, LLC

                      Consolidated Statements of Cash Flows



                                                                                YEAR ENDED DECEMBER 31
                                                                    1999                 1998               1997
                                                             --------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $   133,996           $  (159,176)          $ 1,963,108
Adjustments to reconcile net income (loss)
    to cash provided by operating activities:

       Depreciation and amortization                             109,316               456,213               260,375
       Bad debt expense                                          264,684                72,409                46,124
       Gain on sale of property and equipment                   (240,545)                   --                   (96)
       Changes in assets and liabilities increasing
          (decreasing) cash:

             Accounts receivable                                (775,833)             (352,983)             (168,469)
             Accounts receivable from affiliates              (5,220,190)              (35,461)           (2,661,298)
             Predevelopment costs                                168,428              (307,853)              (64,331)
             Costs and estimated earnings in excess
               of billings on contracts in progress

                                                                      --                98,169               (98,169)
             Prepaid advertising                                 (56,190)              145,766              (145,766)
             Prepaid expenses and other assets                    59,537              (221,311)              (77,692)
             Inventory                                          (108,876)             (147,200)             (145,941)
             Subcontractors payable                              (65,667)             (130,238)            2,813,020
             Accounts payable                                   (471,869)              913,054               (87,697)
             Lease expense payable                             4,651,562               832,082               773,046
             Accrued interest                                    (38,221)              (12,697)               33,493
             Other accrued liabilities                           825,777                94,115               154,536
                                                             -------------------------------------------------------
Net cash (used in) provided by
      operating activities                                      (764,091)            1,244,889             2,594,243

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                     592,707                    --                24,500
Purchase of property and equipment                              (103,819)           (1,476,655)             (878,532)
Purchase of Signature assets, net of cash acquired                17,500                    --                    --
Marketable securities                                                 --              (266,248)                   --
                                                             --------------------------------------------------------
Net cash provided by (used in) investing activities              506,388            (1,742,903)             (854,032)

                            Jameson Hospitality, LLC


                                                                                YEAR ENDED DECEMBER 31
                                                                   1999                1998               1997
                                                             -------------------------------------------------------
FINANCING ACTIVITIES
Contributions from members                                   $   150,095           $   600,000           $   198,615
Distributions to members                                        (243,479)           (2,234,718)             (670,000)
Proceeds from notes payable                                           --             1,104,415               842,615
Payments on notes payable                                       (183,210)             (212,590)             (114,377)
                                                             -------------------------------------------------------
Net cash (used in) provided by financing activities             (276,594)             (742,893)              256,853

Net (decrease) increase in cash                                 (534,297)           (1,240,907)            1,997,064
Cash at beginning of year                                      1,077,579             2,318,486               321,422
                                                             -------------------------------------------------------
Cash at end of year                                          $   543,282           $ 1,077,579           $ 2,318,486
                                                             =======================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year                                $ 1,576,626             1,326,782           $   692,811
                                                             =======================================================
NON-CASH ACTIVITY
Unrealized loss on marketable securities                     $   421,595           $    66,719           $        --
                                                             =======================================================
Net non-cash items related to merger and
   distribution activities                                   $   156,425           $        --           $        --
                                                             =======================================================





See accompanying notes.

                            Jameson Hospitality, LLC

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. BUSINESS AND BASIS OF FINANCIAL STATEMENTS


Jameson Hospitality, LLC (the "Company") leases, operates, and develops Inns owned by Jameson Inns, Inc. (the "REIT"). Jameson Inns, Inc. is a real estate investment trust which owns the Jameson Inns and effective May 7, 1999, Signature Inns properties (the "Inns"). Thomas W. Kitchin is the Chairman and CEO of Jameson Inns, Inc. and of the Company.

Jameson Development Company, LLC was formed on March 22, 1996 and then changed its name to Jameson Hospitality, LLC on May 7, 1998. Effective March 31, 1998, three related companies merged into Jameson Development Company, LLC: Jameson Operating Company, LLC, Jameson Outdoor Advertising Company II, LLC and Jameson Aviation Company, LLC. Since these three companies were all wholly-owned by Thomas W. Kitchin and his spouse, the merger was accounted for similar to a pooling of interests.

On January 1, 1999, the Company distributed the ownership interest of Jameson Aviation Company, LLC to its owners. The $200,756 excess of the liabilities over the assets of Jameson Aviation Company, LLC were recorded as a non-cash distribution.

On April 2, 1999, the Company completed the sale of the outdoor advertising assets and certain operations of the Company to the REIT for consideration totaling approximately $2.4 million. These assets consisted of approximately 100 roadside billboards on which advertising for the Jameson hotel properties and, in certain instances, other services or products for third parties, is placed. These billboards were leased to the Company and continue to be used for similar types of advertising.

On May 7, 1999, the REIT merged with Signature Inns, Inc. As a part of this transaction, the Company acquired all of the assets and assumed the liabilities related to operation of the Signature Inn hotel properties, for total cash consideration of $250,000. The Signature Inn employees became employees of the Company and the Company entered into a lease with the REIT and began operating these hotels effective May 7, 1999.

Prior to December 31, 1999, Kitchin Investments, Inc. was wholly-owned by Thomas
W. Kitchin and employed all of the individuals who provide services to both the Company and the REIT. This company also provided the general office overhead support for these other companies. Effective December 31, 1999, Kitchin Investments, Inc. merged into the Company. Due to the common ownership of the Company and Kitchin Investments, Inc., the merger was accounted for similar to a pooling of interests.

                            Jameson Hospitality, LLC

1. BUSINESS AND BASIS OF FINANCIAL STATEMENTS (CONTINUED)

Intercompany transactions among the entities and the divisions included in the consolidated financial statements have been eliminated. The Company and its divisions perform the following activities:

         - The Jameson Operating division leases the Inns from the REIT (see Note 3) and operates the Inns in all respects including staffing, advertising, housekeeping, and routine maintenance. The Company is the exclusive lessee of Jameson Inns and Signature Inns. At December 31, 1999 and 1998, the Company leased 114 Inns (7,300 rooms) and 81 Inns (3,748 rooms), respectively.

         - The Jameson Development division develops Inns and Inn expansions for the REIT, including identification of suitable Inn locations, Inn design and configuration, land preparation, construction, acquisition of initial furniture, fixtures and equipment, and pre-marketing of properties prior to opening. At the present time, the Company is the exclusive developer/contractor for the REIT.

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

                            Jameson Hospitality, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            Jameson Hospitality, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Billboards at December 31, 1998 include direct construction costs and capitalized interest, property taxes and indirect costs such as salaries relating directly to the construction of billboards. Interest capitalized during 1998 totaled $3,437. No interest was capitalized in 1999.

Depreciation is calculated using the straight-line method over 39 years for the building, using the straight-line method for the billboards with a half year convention in year of acquisition over the estimated useful life of the asset, 10 years, using the MACRS method over five years for transportation equipment, and using the MACRS method over three to seven years for furniture, fixtures and equipment. Leasehold improvements at the Inns are being amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3), and the corporate office leasehold improvements are being amortized over the life of the lease.

The Company follows FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses recorded for the periods presented.

                            Jameson Hospitality, LLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES

Intangibles consist primarily of the registered trademark, "The Jameson Inn(R)" and goodwill associated with the Signature Inn transaction in May 1999. The lease described in Note 3 requires the Company to operate the Inns using the trademarks and not to use the trademarks (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase the The Jameson Inn(R) and Signature Inns(R) trademarks from the Company at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000 and $50,000, respectively. The intangibles are being amortized over 20 years. Accumulated amortization totaled $4,044 and $3,125 as of December 31, 1999 and 1998, respectively.

INCOME TAXES

The Company has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members are to report their proportionate share of the Company's taxable income or loss in their respective tax returns; therefore, no provision for income taxes has been included in the accompanying financial statements.

ADVERTISING

During 1999 and 1998, the Company contracted with an advertising agency for the production and broadcast or printing of various radio, newspaper and television ads for the Inns. The Company expenses advertising upon first showing.

                            Jameson Hospitality, LLC

3. LEASES

In January 1994, the Company entered into a master lease (the "Lease") with the REIT whereby all of the operating Inns are leased to the Company under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn's construction.

The Jameson and Signature leases, which expire December 31, 2007 and 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, for each rentable room in the Inns at the beginning of the relevant month.

Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by the Company over the relevant period. For the Jameson Inns, the percentage is 39% of such revenues up to $22.18 per day per room in 1999 over the period, plus 65% of all additional average daily room rental revenues. For the Signature Inns, the percentage is 37% of such revenues up to $35.80 per day per room in 1999 over the period, plus 65% of all additional average daily room rental revenues.

Total rent for the Jameson Inns for any calendar year may not exceed 47% of total room rental revenues Jameson Inns for that year. The $22.18 and $35.80 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2000 was adjusted to $23.16 and $37.38 for Jameson Inns and Signature Inns, respectively.

                            Jameson Hospitality, LLC

Base rent totaled $20,998,052, $10,501,920 and $7,532,712 in 1999, 1998 and
1997, respectively, and assuming the same number of rooms in operation as at December 31, 1999, would total $27,898,440 per year until the Lease expires.

Under the Leases, the REIT is required to maintain the structural elements of each Inn. The Company is required, at its expense, to maintain the Inns (exclusive of furniture, fixtures and equipment) in good order and repair and to make nonstructural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate and do not significantly alter the character or purpose, or significantly detract from the value or operating efficiencies of the Inns. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of the REIT upon termination of the Leases.

The Company has agreed that neither it nor any of its affiliates will (i) operate or manage a hotel property in which the REIT has not invested that is within a 20-mile radius of an Inn, or (ii) own or have any interest in any hotel property in which the REIT or an affiliate does not have an interest.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                           1999             1998
                                                  ---------------------------------
Land                                              $        --           $   100,000
Building                                                   --               105,706
Billboards, including under construction                   --             1,699,908
Transportation equipment                                   --             1,809,560
Furniture, fixtures and equipment                     974,989                94,586
                                                  ---------------------------------
                                                      974,989             3,809,760
Accumulated depreciation                             (141,404)             (817,667)
                                                  ---------------------------------
                                                  $   833,585           $ 2,992,093
                                                  =================================

                            Jameson Hospitality, LLC

On April 2, 1999, the Company completed the sale of the outdoor advertising asset and certain operations of the Company to the REIT. These assets consisted of approximately 100 roadside billboards on which advertising for the Jameson hotel properties and, in certain instances, other services or products for third parties, is placed. Consideration of $2,381,000 paid to the Company consisted of
(i) 72,727 newly issued shares of the Company's Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000 which is secured by mortgages on the billboards and the revenues generated therefrom.

During 1999, the Company recognized a gain of $279,704 resulting from sale of the billboards to the REIT. The remaining gain of $883,394 is being recognized over the remaining lease period.

5. CONTRACTS

Contracts consist of the following at December 31:

                                                         1999              1998
                                                   --------------------------------
Costs incurred on contracts                        $25,342,725          $35,518,450
Estimated earnings                                   5,070,985            5,471,997
                                                   --------------------------------
Contract revenues earned                            30,413,710           40,990,447
Less: Billings                                      30,413,710           40,990,447
                                                   --------------------------------
Costs and estimated earnings in excess of
   billings on contracts in progress               $        --          $        --
                                                   ================================

The Company records income on construction contracts on the percentage-of-completion basis. Revisions to estimated contract profits are made in the year in which circumstances requiring such revisions become known. The effect of changes in the estimates of contract gross margins decreased net income for the year ended December 31, 1999 and 1998 by approximately $789,000 and $155,000, respectively.

                            Jameson Hospitality, LLC

6. NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                                                             1999               1998
                                                                                          ------------------------------
Mortgage note payable, maturing October 2017, due in monthly installments of
    $2,873 of principal and interest with remaining unpaid balances payable in full on note's maturity date. Interest accrues at prime plus 1.25% (9.50% at
    December 1999). This loan is guaranteed by the CEO and President of the
    Company.                                                                              $293,317         $          --

Notes payable, maturing, July 2009. Due in monthly installments of $160 and $265 of principal and interest with remaining unpaid balance payable in full on
    note's maturity date. Interest accrues at a 10.00% per annum.                           31,331                    --

Notes payable to a bank with a term of five years.
    The notes were repaid in 1999.                                                              --             1,008,730

Note payable to a financial institution, maturing July 2017. Note was
    distributed to the Company members on January 1, 1999 (see Note 1).                         --               469,454

$600,000 line of credit.  Note was distributed to the
    Company members on January 1, 1999 (see Note 1).                                            --               428,342

Note payable maturing December 2002.  The note was repaid                      -                --               248,804
    in 1999.

                            Jameson Hospitality, LLC

6. NOTES PAYABLE (CONTINUED)


                                                                                          1999                  1998
                                                                                       -------------------------------------
Term note, maturing July 2012. Interest accrued at an initial annual rate of
    8.39% and was adjusted annually to equal the weekly average yield on
    Treasury securities, adjusted to a constant maturity of five years, plus 2%.
    This loan was paid in full in October 1999.                                                --                159,856
                                                                                       ---------------------------------
Total                                                                                     324,648               2,315,18
Less current portion                                                                        9,010                650,804
                                                                                       ---------------------------------
                                                                                       $  315,638             $1,664,382
                                                                                       =================================

At December 31, 1999 and 1998, $0 and $2,316,000, respectively, of the Company's net book value of property and equipment collateralized the various notes payable.

The following table summarizes the scheduled aggregate principal payments for the notes payable for the five years subsequent to December 31, 1999 and thereafter:

         2000                       $       9,010
         2001                               9,916
         2002                              10,912
         2003                              12,009
         2004                              13,216
         Thereafter                       269,585
                                    -------------
                                    $     324,648
                                    =============

                            Jameson Hospitality, LLC

7. RELATED PARTY TRANSACTIONS

The Company shares office space and management with Kitchin Investments, Inc. and the REIT. The Company had a Cost Reimbursement Agreement with Kitchin Investments, Inc. whereby the Company paid for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. Kitchin Investments, Inc. charged the Company $4,202,961, $2,655,334 and $1,856,370 in 1999, 1998, and 1997 respectively, pursuant to the Cost Reimbursement Agreement and such amounts are reflected as management fees in the accompanying statements of operations. On December 31, 1999, Kitchin Investments, Inc. merged with the Company and the Cost Reimbursement Agreement was assumed by the Company effective December 31, 1999.

The Company's construction contracts with the REIT are generally fixed price and limit the Company's profit on each contract to 10% after considering costs of construction and certain other amounts. The Company does not believe that there were amounts in excess of such limitations at December 31, 1999 or 1998.

Although the REIT is the legal borrower of construction loans or related debt, the Company is responsible for interest due on such financing during the construction period as a part of its contract. Construction period interest incurred during 1999, 1998 and 1997, which is included in cost of revenues earned, totaled approximately $1,596,925, $1,125,935 and $637,290, respectively. Interest paid includes amounts paid on behalf of the REIT.

                            Jameson Hospitality, LLC

8. COMMITMENTS AND CONTINGENCIES

The Company leases billboards from the REIT for initial terms of five years. These leases expire at various dates but generally include 5-year automatic renewal periods; the leases provide for future minimum payments by the Company as follows:

               Year ending December 31,
               2000                          $  562,339
               2001                             562,339
               2002                             556,736
               2003                             555,616
               2004                             555,616
               Thereafter                       796,996
                                             ----------
                                             $3,589,642
                                             ==========

The Company leases billboards from 3rd party companies for terms of 1 to 3 years. These leases expire at various dates then continue on a month-to-month basis pending renewal or cancellation of the leases. The leases provide for future minimum payments by the Company as follows:

               Year ending December 31,
               2000                          $ 546,557
               2001                            105,203
               2002                             19,968
                                             ---------
                                             $ 671,728
                                             =========

From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Company's financial position or results of operations.

                            Jameson Hospitality, LLC

9. YEAR 2000 (UNAUDITED)

A critical business issue has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date value. Many existing application software products in the market place were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products must be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies have required or still may require to be upgraded to comply with such "Year 2000" requirements. The Company and the REIT conducted an assessment of their computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of corporate and hotel applications, hardware, and software (information technology or "IT"), and non-IT areas such as microprocessors and embedded chips. Ongoing testing of existing systems, to determine compliance, were completed by November 1999. Systems that were determined to be non-compliant were repaired or replaced by November 1999. The remediation phase included modification to, or replacement of, software and hardware or microprocessors.

Approximately $50,000 was expended by the Company for Year 2000 remediation and the costs of the project were funded through operating cash flows of the Company.

The Company relies on third-party consultants and suppliers for a variety of corporate and Inn operations. The ability of third parties to adequately address their Year 2000 issues is outside of our control. There can be no assurance that the failure of the Company, or such third parties, to adequately address their respective Year 2000 issues will not have a material adverse effect on our future financial condition or results of operations. The Company believes they have an effective program in place which will resolve the Year 2000 issues. Year 2000 risks include failure to obtain successful testing of hardware/software, failed attempts to obtain vendor compliance, and failure on the part of suppliers and service providers. The Company believes that under most reasonably likely worst case scenarios Inn operations could be disrupted, a reduction in Inn occupancy could occur due to lost reservations, or corporate financial functions could be impaired.

                            Jameson Hospitality, LLC

9. YEAR 2000 (UNAUDITED) (CONTINUED)

This event would cause certain processes to revert to manual systems and could have a material adverse impact on the Company's operating results and financial position. The Company maintains contingency plans in their normal course of business designed to be deployed in the event of various potential business interruptions. Contingency plans were implemented between December 1 and December 31, 1999, for systems that could not be feasibly repaired or replaced. No material business disruptions have occurred to date for as a result of Year 2000 issues.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 30, 2000.

                               JAMESON INNS, INC.


                               By: /s/ Craig R. Kitchin
                                   ----------------------
                                   Craig R. Kitchin
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       NAME                                TITLE                        DATE
       ----                                -----                        ----
/s/ Thomas W. Kitchin       Chairman of the Board of Directors,    March 30, 2000
-----------------------     Chief Executive Officer (principal
Thomas W. Kitchin           executive officer)

/s/ Craig R. Kitchin        President and Chief Financial          March 30, 2000
-----------------------     Officer (principal financial officer)
Craig R. Kitchin

/s/ Martin D. Brew          Treasurer and Corporate Controller     March 30, 2000
-----------------------     (principal accounting officer)
Martin D. Brew

                            Director                               March __, 2000
-----------------------
Robert D. Hisrich

/s/ Michael E. Lawrence     Director                               March 30, 2000
-----------------------
Michael E. Lawrence

/s/ Thomas J. O'Haren       Director                               March 30, 2000
-----------------------
Thomas J. O'Haren