Form 10-Q
period 2000-03-31
JAMESON INNS INC
filed 2000-05-12
CIK 914373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period _______________ to _______________.

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

                            ----------------------

                    (Former name, former address and former
                  fiscal year, if changed since last report)

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 11,429,093 shares outstanding as of April 28, 2000.

INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of March 31, 2000
              (unaudited) and December 31, 1999............................................3

              Condensed Consolidated Statements of Operations for the Three
              Month Periods Ended March 31, 2000 and 1999 (unaudited)......................4

              Condensed Consolidated Statements of Stockholders' Equity for the Three
              Month Period Ended March 31, 2000 (unaudited) and the Year Ended
              December 31, 1999 ...........................................................5

              Condensed Consolidated Statements of Cash Flows for the Three Month
              Periods Ended March 31, 2000 and 1999 (unaudited)............................6

              Notes to Condensed Consolidated Financial Statements (unaudited).............7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................10


PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................17

         SIGNATURES.......................................................................18

         EXHIBITS

                               JAMESON INNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31               DECEMBER 31
                                                           2000                     1999
                                                        -------------            -------------
ASSETS
Operating property and equipment                        $ 330,083,103            $ 318,601,921
Property and equipment held for sale                          850,000                2,532,131
Less: accumulated depreciation                            (27,722,023)             (24,551,080)
                                                        -------------            -------------
                                                          303,211,080              296,582,972

Cash                                                        1,332,851                2,531,009
Restricted cash                                               602,875               12,616,482
Lease revenue receivable                                   12,864,887                6,941,315
Deferred finance costs, net                                 3,337,179                2,942,324
Other assets                                                1,092,683                1,237,642
                                                        -------------            -------------
                                                        $ 322,441,555            $ 322,851,745
                                                        =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                  $ 173,353,409            $ 173,957,998
Accounts payable and accrued expenses                         785,441                1,269,334
Accounts payable to affiliates                             10,022,020                6,475,510
Accrued interest payable                                    1,100,452                  972,544
Accrued property taxes                                      2,224,294                2,178,719
Preferred stock dividends payable                           1,694,595                1,694,595
                                                        -------------            -------------
                                                          189,180,211              186,548,700
Stockholders' equity:
   Preferred stock, $1 par value,
     1,272,727 shares of 9.25%
     Series A Cumulative Preferred Stock
     issued and outstanding                                 1,272,727                1,272,727
   Preferred stock, $1 par value,
     2,256,000 shares of $1.70
     Series S Cumulative Convertible Preferred
     Stock issued and outstanding                           2,256,000                2,256,000
   Common stock, $.10 par value, 40,000,000
     shares authorized, 11,422,593 shares
     (11,083,952 shares in 1999) issued and
     outstanding                                            1,142,059                1,108,395
   Additional paid-in capital                             129,617,549              132,692,914
   Retained deficit                                        (1,026,991)              (1,026,991)
                                                        -------------            -------------
Total stockholders' equity                                133,261,344              136,303,045
                                                        -------------            -------------
                                                        $ 322,441,555            $ 322,851,745
                                                        =============            =============

See accompanying notes.

                               JAMESON INNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                           --------------------------------
                                                              2000                  1999
                                                           -----------           ----------
Lease revenue                                              $ 9,109,277           $4,875,038

Expenses:
    Property tax expense                                       780,350              302,559
    Insurance expense                                          203,682               82,588
    Depreciation                                             3,357,896            1,701,323
    General and administrative expenses                        379,201              128,050
    Loss on disposal of furniture and equipment                     --              120,708
    Loss on disposal of real estate                             32,852                   --
                                                           -----------           ----------
Total expenses                                               4,753,981            2,335,228
                                                           -----------           ----------

Income from operations                                       4,355,296            2,539,810

Interest expense, net of capitalized amounts                 3,013,672              912,004
Other income                                                     2,592                   --
                                                           -----------           ----------

Income before extraordinary loss                             1,344,216            1,627,806

Extraordinary loss - early extinguishment of debt               31,847                   --
                                                           -----------           ----------

Net income                                                   1,312,369            1,627,806
Less preferred stock dividends                               1,694,595              693,750
                                                           -----------           ----------
Net income (loss) attributable to
    common stockholders                                    $  (382,226)          $  934,056
                                                           ===========           ==========



Per common share:
    Income (loss) before extraordinary loss:
      Basic                                                $     (0.03)          $     0.10
      Diluted                                              $     (0.03)          $     0.09
    Net income (loss):
      Basic                                                $     (0.03)          $     0.10
      Diluted                                              $     (0.03)          $     0.09
    Dividends paid on common stock                         $     0.245           $     0.24

See accompanying notes.

                               JAMESON INNS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            PREFERRED     PREFERRED
                                              STOCK         STOCK        COMMON       CONTRIBUTED      RETAINED     STOCKHOLDERS'
                                             SERIES A      SERIES S       STOCK         CAPITAL         DEFICIT         EQUITY
                                           ------------  ------------  -----------   -------------   ------------   -------------
BALANCE AT DECEMBER 31, 1998               $1,200,000    $       --    $   989,581   $  97,705,947   $ (1,026,991)  $  98,868,537

     Issuance of preferred and common
       stock, net of offering expense          72,727     2,256,000        117,341      39,585,070             --      42,031,138

     Exercise of stock options                     --            --          1,501         100,302             --         101,803

     Vesting of restricted stock grant             --            --            (28)         67,653             --          67,625

     Common stock dividends                        --            --             --      (4,072,307)    (6,077,070)    (10,149,377)

     Preferred stock dividends - Series S          --            --             --              --     (2,486,112)     (2,486,112)

     Preferred stock dividends -Series A           --            --             --        (693,751)    (2,207,385)     (2,901,136)

     Net income                                    --            --             --              --     10,770,567      10,770,567

                                           ----------    ----------    -----------   -------------   ------------   -------------
BALANCE AT DECEMBER 31, 1999                1,272,727     2,256,000      1,108,395     132,692,914     (1,026,991)    136,303,045

     Issuance of common stock                      --            --          2,064          56,232             --          58,296

     Vesting of restricted stock grant             --            --         31,600          44,117             --          75,717

     Common stock dividends                        --            --             --      (3,175,714)       382,226      (2,793,488)

     Preferred stock dividends - Series S          --            --             --              --       (958,800)       (958,800)

     Preferred stock dividends -Series A           --            --             --              --       (735,795)       (735,795)

     Net income                                    --            --             --              --      1,312,369       1,312,369

                                           ----------    ----------    -----------   -------------   ------------   -------------
BALANCE AT MARCH 31, 2000                  $1,272,727    $2,256,000    $ 1,142,059   $ 129,617,549   $ (1,026,991)  $ 133,261,344
                                           ==========    ==========    ===========   =============   ============   =============


See accompanying notes.

                               JAMESON INNS, INC.
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                             -----------------------------------
                                                                                 2000                   1999
                                                                             ------------           ------------
OPERATING ACTIVITIES
Net income                                                                   $  1,312,369           $  1,627,806
Adjustments to reconcile net income to cash
     provided by operating activities:
     Extraordinary loss                                                            31,847                     --
     Depreciation and amortization                                              3,483,786              1,747,210
     Loss on disposal of furniture and equipment                                       --                120,708
     Stock-based compensation expense                                              75,717                     --
     Loss on disposal of real estate                                               32,852                     --
     Changes in assets and liabilities increasing (decreasing) cash
         Lease revenue receivable                                              (5,923,572)               266,752
         Restricted cash                                                       12,013,607                     --
         Other assets                                                             144,959               (736,281)
         Accounts payable and accrued expenses                                   (484,829)               331,449
         Accounts payable to affiliates                                         3,546,510             (1,988,975)
         Accrued interest payable                                                 127,908                (53,006)
         Accrued property taxes and other accrued liabilities                      26,611               (133,072)
                                                                             ------------           ------------
Net cash provided by operating activities                                      14,387,765              1,182,591

INVESTING ACTIVITIES
Proceeds from disposition of property and equipment                             1,490,000                     --
Additions to property and equipment                                           (11,481,735)            (6,678,957)
                                                                             ------------           ------------
Net cash used in investing activities                                          (9,991,735)            (6,678,957)

FINANCING ACTIVITIES
Common stock dividends paid                                                    (2,793,488)            (2,375,207)
Preferred stock dividends paid                                                 (1,694,595)              (693,750)
Proceeds from issuance of common stock, net of offering expense                    58,296                140,273
Proceeds from mortgage notes payable                                           19,887,081             25,664,393
Payment of deferred finance costs                                                (559,812)              (569,250)
Payments on mortgage notes payable                                            (20,491,670)           (17,170,470)
                                                                             ------------           ------------
Net cash provided by (used in) financing activities                            (5,594,188)             4,995,989

Net change in cash                                                             (1,198,158)              (500,377)
Cash at beginning of year                                                       2,531,009                500,377
                                                                             ------------           ------------
Cash at end of period                                                        $  1,332,851           $         --
                                                                             ============           ============

See accompanying notes.

                               JAMESON INNS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Jameson Inns, Inc. is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn (R)." We also own Inns in the Midwest operating under the name "Signature Inn (R)" as a result of the acquisition of Signature Inns, Inc. in May 1999.

At March 31, 2000, we had a total of 111 Jameson Inns either in operation or under development, including 91 operating Jameson Inns (4,457 available rooms), 18 Inns under development and contracts to acquire 2 parcels of land on which additional Inns are expected to be constructed. In addition, we own 26 operating Signature Inns (3,051 available rooms.)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.

2.       MERGER WITH SIGNATURE INNS, INC.

On May 7, 1999, we completed our merger with Signature. In the merger, we acquired 25 Signature Inns and a 40% interest in a partnership which owned one Signature Inn. In December 1999 we acquired the remaining partnership interest in this partnership and took direct ownership of the hotel.

Immediately prior to the merger, the Signature operating assets were sold to, and the liabilities pertaining to the operations of the Signature Inns were assumed by Jameson Hospitality, LLC. During 1999, we entered into a new master lease with Jameson Hospitality covering the Signature Inns, with terms similar to the terms of the master leases covering the Jameson Inns.

We accounted for the merger of Signature as a purchase. Accordingly, our historical results include the effects of the merger beginning May 8, 1999.

The following presents the unaudited pro forma results of operations as if the Signature purchase and all related transactions were consummated on January 1, 1999 for the period presented. Such information reflects the allocation of the purchase price.

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         -------------------
                                                                1999
                                                         -------------------
PRO FORMA:
Lease revenues                                           $         8,395,034
Net income                                                         1,707,410
Preferred stock dividend                                           1,652,550
                                                         -------------------
Net income attributable to common stock                  $            54,860
                                                         ===================

Pro forma net income per common share:
   Basic                                                 $               .01
                                                         ===================

   Diluted                                               $               .01
                                                         ===================

3.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
                                                                 ----------------------------------
                                                                     2000                   1999
                                                                 ------------           -----------
NUMERATOR:
Income before extraordinary loss                                 $  1,344,216           $ 1,627,806
Extraordinary loss                                                    (31,847)                   --
                                                                 ------------           -----------
Net income                                                          1,312,369             1,627,806
Preferred stock dividends                                          (1,694,595)             (693,750)
                                                                 ------------           -----------
Numerator for basic earnings per share - income
     Available to common stockholders                            $   (382,226)          $   934,056
                                                                 ============           ===========

DENOMINATOR
Weighted average shares outstanding
                                                                   11,399,536             9,902,809
Less: Unvested restricted shares                                     (390,336)              (84,472)
                                                                 ------------           -----------
Denominator for basic earnings per share                           11,009,200             9,818,337

Plus: Effect of dilutive securities
Employee and director stock options                                     5,413                41,369
Unvested restricted shares of common stock                            384,358                77,371
                                                                 ------------           -----------
Total dilutive potential common shares                                389,771               118,740
                                                                 ============           ===========
Denominator for diluted earnings per share - adjusted
        weighted average shares and assumed conversions            11,398,971             9,937,077
                                                                 ============           ===========

BASIC EARNINGS PER COMMON SHARE
Income before extraordinary loss                                 $       (.03)          $       .10
Extraordinary loss                                                         --                    --
                                                                 ------------           -----------
Net income                                                       $       (.03)          $       .10
                                                                 ============           ===========

DILUTED EARNINGS PER COMMON SHARE
Income before extraordinary loss                                 $       (.03)          $       .10
Extraordinary loss                                                         --                    --
                                                                 ------------           -----------
Net income                                                       $       (.03)          $       .10
                                                                 ============           ===========



Options to purchase 704,904 and 578,333 shares of common stock for the three months ended March 31, 2000 and 1999 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Additionally, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

4.       SALE OF HOTEL PROPERTY

On February 29, 2000 we sold the Inn located in Clinton, Tennessee resulting in a loss of approximately $33,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Our primary source of revenue is rent payments by Jameson Hospitality, LLC ("Jameson Hospitality") under master leases ("the Leases") covering all of the Jameson Inns and Signature Inns in operation. Our expenses consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns.

The Leases provide for the payment of base rent and percentage rent. For the quarter ended March 31, 2000, we earned base rent and percentage rent in the aggregate amount of $9.1 million. The principal determinant of percentage rent is Jameson Hospitality's Room Revenues from the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.


                                             THREE MONTHS ENDED
                                                   MARCH 31
                                         ---------------------------
                                           2000              1999
                                         --------           -------
Occupancy rate                               53.2%              56.8%
ADR                                      $  57.27           $  52.18
REVPAR                                   $  30.44           $  29.63
Guest Room Revenues (000s)               $ 20,256           $ 10,354
Other Inn Revenues (000s)                $    703           $    250
Room nights available                     665,367            349,432
Room nights occupied                      353,673            198,428
Operating Inns (at period end)                117                 85
Rooms available (at period end)             7,508              4,078


RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999.

Our revenue from the Leases for the three-month period ended March 31, 2000, increased 86.9% to $9.1 million as compared to $4.9 million for the same period in 1999. The increase was due to the increase in Jameson Hospitality's Room Revenues which was primarily a result of the following three factors:

- The number of room nights available increased 315,935 or 90.4% due primarily to our acquisition of Signature in May 1999, which accounted for 277,649 of the additional room nights available, and from April 1, 1999 through March 31, 2000 due to the opening of eight new Jameson Inns (496 total additional rooms), two expansions of existing Jameson Inns (40 total additional rooms), offset partially by sales of the Milledgeville, Georgia Jameson Inn (100 rooms) in July 1999 and the Clinton, Tennessee Jameson Inn (40 rooms) in February 2000.

- The occupancy rate for all Inns decreased from 56.8% during the first quarter of 1999 to 53.2% during the first quarter of 2000 due primarily to additional competition in certain markets in which our hotels are located.

- ADR increased 9.8% from the first quarter of 1999 to the same period in 2000 due primarily to the addition of the Signature Inns which experienced an ADR of $62.75 for the first quarter of 2000.

As a result of the above three factors, Jameson Hospitality's first quarter guest room revenues rose 96% from $10.4 million for the first quarter of 1999 to $20.3 million in the first quarter of 2000. Same Inn Room Revenues in the first quarter of 2000 versus the first quarter of 1999 grew to $10.2 million from $10.0 million, or 1.75%. The same Inn growth is due to an increase in ADR from $52.29 to $53.27 and an increase in room nights available (due to expansions of certain of these Inns) from 333,150 to 340,704, partially offset by a decrease in the occupancy rate of these Inns from 57.6% to 56.2% for the first quarter of 2000 compared to the same period in 1999.

General and administrative expense includes overhead charges for management, accounting and legal services provided by the corporate home office. Effective with the April 2, 1999, acquisition of billboards, ground leases for sites on which billboards are erected and other related assets from Jameson Hospitality, we incurred expenses related to our ownership of these billboards and related assets. General and administrative expense for the three months ended March 31, 2000, was $379,000 compared to $128,000 for the three months ended March 31, 1999 due to more time spent in 2000 by shared employees on our business matters as compared to Jameson Hospitality's and other entities', and our acquisition of the billboard assets.

Property taxes and insurance expenses totaled $984,000 for the three month period ended March 31, 2000, compared with $385,000 for the same period in 1999. The increase is attributable to the increase in number of Inns as a result of the Signature acquisition and to the construction and expansion of Jameson Inns.

Interest expense increased from $912,000 for the three-month period ended March 31, 1999, to $3,014,000 for the same period ended March 31, 2000, due to the increase in average outstanding debt balances in the first quarter of 2000 compared to the same period in 1999. This was the result primarily of our assumption of $67.1 million of indebtedness in connection with the Signature acquisition and increased indebtedness related to development of new Jameson Inns.

Depreciation expense increased from $1,701,000 to $3,357,000 for the three month period ended March 31, 2000, as compared to the same period in 1999 due primarily to the Signature acquisition and to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

FUNDS FROM OPERATIONS

The following table illustrates the calculation of funds from operations ("FFO") on a historical basis. In March 1995, NAREIT published a new interpretation of funds from operations which we retroactively adopted at that time.

In October 1999, NAREIT issued additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of operating property will continue to be excluded from the calculation of FFO.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31
                                                               --------------------------------
                                                                  2000              1999
                                                               -----------         -----------

Net income (loss) attributable to common
    Stockholders                                               $  (382,226)        $   934,056
Loss on disposal of real estate                                     32,852                  --
Depreciation expense                                             3,357,896           1,701,323
Extraordinary loss                                                  31,847                  --
Loss on disposal of furniture and equipment                             --             120,708
                                                               -----------         -----------

Funds from operations                                          $ 3,040,369         $ 2,756,087
                                                               ===========         ===========
FFO per common share                                           $       .28         $       .28
                                                               ===========         ===========


LIQUIDITY AND CAPITAL RESOURCES

We expect to continue to develop additional Jameson Inns and Signature Inns and to expand Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of new Jameson Inns and Signature Inns entirely with bank borrowings. We believe we can continue to finance new Inns and expansions with construction and long-term mortgage loans. At March 31, 2000, we had approximately $173 million in outstanding debt. At that date, we had two operating Jameson Inns and one Signature Inn which were debt free and could be used as collateral if we need additional borrowing capacity.

We have $29.8 million available for borrowing under lines of credit (the "Line"), with some convertible to term notes beginning in 2000. At March 31, 2000, $13.7 million had been drawn down under the Line, with $16.1 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 9.0%, which are adjustable annually to a spread over the prime rate plus .25 to .5 percentage points. The minimum annual interest rate payable is 7% and the maximum is 13%. The annual interest rates at March 31, 2000, ranged from 8.0% to 8.5%. Loans made under the Line are secured by mortgages on 24 of the Jameson

Inns. Payments of interest are due monthly, and monthly payments of principal and interest commence at various dates. Principal for each term loan under the Line is amortized using a 15- or 20-year period and is payable in full at various dates through 2007. We use the Line to purchase land and supplement the financing of construction costs, and for certain other operating needs, including the payment of dividends and other operating expenses.

In January 1999, we entered into an agreement with a bank to provide $17.2 million in new financing, which is secured by 14 operating Jameson Inns. This bank note bears interest at the weekly average yield on United States Treasury securities adjusted to the constant maturity of one year plus 3.75% per annum and is adjusted annually. Monthly installments of principal and interest are due through maturity in 2019. The proceeds of this financing were used to repay amounts outstanding under the Line.

In December 1999, we obtained a ten-year term loan in the principal amount of $3.7 million to refinance the Signature Inn-Carmel and to provide funds for the purchase of the remaining interest in the partnership which had owned the property . The interest rate on the loan is the prime rate plus .5% and adjusts annually. Payments of principal and interest are due monthly and repayment of the loan is secured by the Inn.

In December 1999 and January 2000, we refinanced indebtedness secured by four Signature Inns by issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000. The bonds mature on December 1, 2016, subject to prior optional and mandatory redemption, and are subject to mandatory purchase under certain conditions. The interest rates on the bonds adjust weekly.

Historically, we have utilized construction and long-term mortgage financing to fund the balance of construction costs of Inns not funded under the Line. For each new Jameson Inn to be built, We generally obtain a construction loan for approximately $1.1 to $2.8 million depending on the size and location of the Inn. After an 18-month interest-only period, each construction loan automatically converts to a long-term mortgage financing upon completion of the Inn with a 15- or 20-year amortization period is and payable in full seven years from its inception. The interest rate on each of the loans adjusts annually to rates ranging from the prevailing prime rate plus .125% to prime plus .375%. As of March 31, 2000, the construction loans are secured by mortgages on 19 of the Jameson Inns under construction.

As of March 31, 2000, we had a total of 18 new Jameson Inns and one expansion of an existing Jameson Inn under construction, with total remaining construction costs, excluding land, expected to total $50 million when the projects are complete. For 17 of these properties, we had obtained construction loans totaling $42.7 million, with remaining availability of $30.4 million at March 31, 2000. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Line of $16.1 million, proceeds from the financing of the two unencumbered Inns and proceeds from the refinancing of Inns with increased borrowing capacity.

Since we presently intend to rely primarily on borrowings for construction and permanent financing of new Jameson Inns and Signature Inns and for the expansion of existing Jameson Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter us from constructing new Inns or expanding existing Inns. The availability of such financing depends on a number of factors over which we have no control, including general economic conditions, the economic and competitive environments of the communities in which the Inns are located and the level and stability of long-term interest rates. We are also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

As with most real estate investments, our investments in the Inns are relatively illiquid and such illiquidity is further increased by the location of many Jameson Inns in small communities. As a result, our ability to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

We have four stock incentive plans in place. As of March 31, 2000, 593,000 shares of our common stock were reserved for future stock option and restricted stock grants. Previously issued options to purchase 1,380,241 shares of our common stock were outstanding (including 461,971 which were exercisable). As of March 31, 2000, 402,270 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality are restricted as to sale until fully vested beginning in 2006 through 2010.

FORWARD-LOOKING STATEMENTS
There are a number of statements in this report which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as our expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet its various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with its present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Jameson Hospitality's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by us; (5) the availability of qualified managers and employees necessary for our planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond our control . Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.


THE LESSEE - JAMESON HOSPITALITY, LLC
We seek to enhance Lease revenue by working in a collaborative manner with Jameson Hospitality, lessee of the Jameson and Signature Inns. Jameson Hospitality is wholly owned by Thomas W. Kitchin, our Chairman and chief executive officer, and other family members.

Presently, Jameson Hospitality also has an exclusive relationship with us in that Jameson Hospitality does not manage any hotel properties other than the Inns. We believe this exclusive relationship ensures that our and Jameson Hospitality's interests are well-aligned. While we do not control the operations of Jameson Hospitality or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Leases' rent formula allows us to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of Jameson Hospitality, including the operating results of the Signature Inns beginning May 8, 1999:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                               ---------------------------------
                                                                  2000               1999
                                                               ------------         ------------

Room revenues                                                  $ 20,959,206         $ 10,604,828
Construction revenues                                            10,361,622            5,667,676
Other income                                                        386,129               21,611
                                                               ------------         ------------
   Total revenues                                                31,706,957           16,294,115

Inn operating expenses                                           11,779,867            5,476,124
Lease expense                                                     9,067,458            4,875,038
Construction and other expenses                                   9,168,061            4,715,792
General and administrative                                        1,789,379            1,071,131
Depreciation and amortization                                        78.749               56.933
                                                               ------------         ------------
   Total expenses                                                31,883,514           16,195,018
                                                               ------------         ------------
    Net income (loss)                                          $   (176,557)        $     99,097
                                                               ============         ============

The following presents the unaudited pro forma results of operations of Jameson Hospitality as if the Signature purchase and all related transactions were consummated on January 1, 1999 for the period presented:

                                                     THREE MONTHS
                                                         ENDED
                                                        MARCH 31
                                                     ------------
                                                          1999
                                                     ------------
PRO FORMA:
Room revenues                                        $19,394,367
Construction revenues                                  5,667,676
Other income                                              21,611
                                                     -----------
   Total revenues                                     25,083,654

Inn operating expenses                                 9,789,994
Lease expense                                          8,395,034
Construction and other expenses                        4,715,792
General and administrative                             2,402,618
                                                     -----------
Depreciation and amortization                             87,106
                                                     -----------
   Total expenses                                     25,390,544
                                                     -----------
   Net income (loss)                                 $  (306,890)
                                                     ===========

DISTRIBUTIONS TO STOCKHOLDERS

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1999.

                                                               Preferred Stock                 Preferred Stock
                                    Common Stock                   Series A                        Series S
                                    --------------------------------------------------------------------------

First Quarter, 1999                    $0.240                      $0.5781                            --
Second Quarter, 1999                   $0.245                      $0.5781                          $0.252
Third Quarter, 1999                    $0.245                      $0.5781                          $0.425
Fourth Quarter, 1999                   $0.245                      $0.5781                          $0.425

First Quarter, 2000                   $0.245(1)                    $0.5781(2)                       $0.425(2)



(1) On April 26, 2000 we declared this dividend, which is payable on May 20, 2000 to stockholders of record on May 4, 2000.

(2) On March 15, 2000 we declared this dividend, which was paid on April 20, 2000 to stockholders of record on March 31, 2000.

PART II

OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  We filed no Form 8-K filings during the three months ended March 31, 2000.

EXHIBITS

27.1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Jameson Inns, Inc.




Dated: May 12, 2000                         By: /s/  Craig R. Kitchin
                                                     -----------------------------------------------------
                                                                     Craig R. Kitchin
                                                                     President and Chief Financial Officer
                                                                     (Principal Financial Officer)


                                            By: /s/  Martin D. Brew
                                                     -----------------------------------------------------
                                                                     Martin D. Brew
                                                                     Treasurer and Corporate Controller
                                                                     (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                                                                           Page
------                                                                                           ----

27.1  -   Financial Data Schedule (For SEC use only)...........................................