Form 10-Q
period 2000-06-30
JAMESON INNS INC
filed 2000-08-11
CIK 914373

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                              --------------------
                                   Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended June 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period from _______________ to _______________.

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
     X    Yes        No
  -------     ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 11,522,260 shares outstanding as of August 1, 2000.

INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
     and December 31, 1999................................................  3

     Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2000 (unaudited) and 1999 (unaudited)... 4

     Condensed Consolidated Statements of Stockholders' Equity for the Six Month Period Ended June 30, 2000 (unaudited) and the Year Ended
     December 31, 1999....................................................  5

     Condensed Consolidated Statements of Cash Flows for the Six Month
     Periods Ended June 30, 2000 (unaudited) and 1999 (unaudited).........  6

     Notes to Condensed Consolidated Financial Statements (unaudited).....  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................  9


PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................ 16

     SIGNATURES........................................................... 17

     EXHIBITS

                              JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30       December 31
                                                        2000           1999
                                                    ------------   ------------
                                                    (UNAUDITED)
Assets
Operating property and equipment                    $333,463,740   $318,601,921
Property and equipment held for sale                   7,365,162      2,532,131
Less: accumulated depreciation                       (30,586,088)   (24,551,080)
                                                    ------------   ------------
                                                     310,242,814    296,582,972

Cash                                                   9,981,188      2,531,009
Restricted cash                                          501,482     12,616,482
Lease revenue receivable                               8,325,650      6,941,315
Deferred finance costs, net                            3,620,317      2,942,324
Other assets                                           1,117,806      1,237,642
                                                    ------------   ------------
                                                    $333,789,257   $322,851,745
                                                    ============   ============

Liabilities and Stockholders' Equity
Mortgage notes payable                              $191,541,077   $173,957,998
Accounts payable and accrued expenses                    621,588      1,269,334
Accounts payable to affiliates                         4,370,348      6,475,510
Accrued interest payable                               1,239,050        972,544
Accrued property taxes                                 2,395,176      2,178,719
Preferred stock dividend payable                       1,667,183      1,694,595
                                                    ------------   ------------
                                                     201,834,422    186,548,700

Stockholders' equity:
   Preferred stock, $1 par value,
     1,272,727 shares of  9.25%
     Series A Cumulative Preferred Stock
     issued and outstanding                            1,272,727      1,272,727
   Preferred stock, $1 par value,
     2,191,500 shares (2,256,000 in 1999)
     of 8.5% Series S Cumulative Preferred Stock
     issued and outstanding                            2,191,500      2,256,000
   Common stock, $.10 par value, 40,000,000
     shares authorized, 11,517,059 shares
     (11,083,952 shares in 1999) issued and
     outstanding                                       1,151,706      1,108,395
   Additional paid-in capital                        128,365,893    132,692,914
   Retained deficit                                   (1,026,991)    (1,026,991)
                                                    ------------   ------------
Total stockholders' equity                           131,954,835    136,303,045
                                                    ------------   ------------
                                                    $333,789,257   $322,851,745
                                                    ============   ============

See accompanying notes.

                              JAMESON INNS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended        Six Months Ended
                                                             June 30                  June 30
                                                        2000         1999        2000         1999
                                                     -----------  ----------  ----------   -----------
Lease revenue
   Jameson Hospitality, LLC                          $11,660,920  $9,300,292  $20,747,225  $14,175,330
   Third-Party                                            21,247      21,772       44,219       21,772

Expenses:
   Property tax expense                                  863,422     658,740    1,643,772      961,299
   Insurance expense                                     215,240     200,815      418,922      283,403
   Depreciation                                        3,523,073   2,204,549    6,880,969    3,905,872
   General and administrative expenses                   312,484     318,172      691,685      446,222
   Loss on disposal of real estate                             -     140,697       32,852      261,405
                                                     -----------  ----------  -----------  -----------
Total expenses                                         4,914,219   3,522,973    9,668,200    5,858,201
                                                     -----------  ----------  -----------  -----------
Income from operations                                 6,767,948   5,799,091   11,123,244    8,338,901


Other income                                               7,993      25,448       10,585       25,448
Interest expense, net                                  3,551,704   2,013,023    6,565,376    2,925,027
                                                     -----------  ----------  -----------  -----------
Income before extraordinary loss                       3,224,237   3,811,516    4,568,453    5,439,322
Extraordinary loss - early extinguishment of debt         37,382           -       69,229            -
                                                     -----------  ----------  -----------  -----------
Net income                                             3,186,855   3,811,516    4,499,224    5,439,322
Less preferred stock dividends                         1,667,183   1,304,307    3,361,778    1,998,057
                                                     -----------  ----------  -----------  -----------
Net income attributable to
    common stockholders                              $ 1,519,672  $2,507,209  $ 1,137,446  $ 3,441,265
                                                     ===========  ==========  ===========  ===========


Per common share:
Income before extraordinary loss:
   Basic                                             $      0.14  $     0.24  $      0.11  $      0.34
   Diluted                                           $      0.14  $     0.24  $      0.11  $      0.34
Net income:
   Basic                                             $      0.14  $     0.24  $      0.10  $      0.34
   Diluted                                           $      0.13  $     0.24  $      0.10  $      0.34
Dividends paid on common stock                       $     0.245  $     0.24  $      0.49  $      0.48

See accompanying notes.

                              JAMESON INNS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                              Preferred    Preferred
                                                Stock        Stock       Common      Contributed     Retained     Stockholders'
                                              Series A     Series S       Stock        Capital        Deficit         Equity
                                             -----------  ----------    --------    ------------    ----------    -------------
Balance at December 31, 1998                  $1,200,000  $        -   $  989,581   $ 97,705,947   $ (1,026,991)   $ 98,868,537

   Issuance of preferred and common
    stock, net of offering expense                72,727   2,256,000      117,341     39,585,070              -      42,031,138

   Exercise of stock options                           -           -        1,501        100,302              -         101,803

   Vesting of restricted stock grant                   -           -          (28)        67,653              -          67,625

   Common stock dividends                              -           -            -     (4,072,307)    (6,077,070)    (10,149,377)

   Preferred stock dividends (Series S)                -           -            -              -     (2,486,112)     (2,486,112)

   Preferred stock dividends (Series A)                -           -            -       (693,751)    (2,207,385)     (2,901,136)

   Net income                                          -           -            -              -     10,770,567      10,770,567
                                              ----------- -----------  -----------  -------------   ------------   -------------
Balance at December 31, 1999                   1,272,727   2,256,000    1,108,395    132,692,914     (1,026,991)    136,303,045

   Issuance of common stock, net
    of offering expense                                -           -        3,793        174,190              -         177,983

   Vesting of restricted stock grant                   -           -       32,810        115,416              -         148,226

   Conversion of Series S Preferred Stock              -     (64,500)       6,708       (143,771)             -        (201,563)

   Common stock dividends                              -           -            -     (4,472,856)    (1,137,446)     (5,610,302)

   Preferred stock dividends (Series S)                -           -            -              -     (1,890,188)     (1,890,188)

   Preferred stock dividends (Series A)                -           -            -              -     (1,471,590)     (1,471,590)

   Net income                                          -           -            -              -      4,499,224       4,499,224
                                              ----------  ----------   ----------   ------------    -----------    ------------
Balance at June 30, 2000                      $1,272,727  $2,191,500   $1,151,706   $128,365,893    ($1,026,991)   $131,954,835
                                              ==========  ==========   ==========   ============    ===========    ============

See accompanying notes.

                               JAMESON INNS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                      For the Six Month Period Ended
                                                                                                  June 30
                                                                                          2000             1999
                                                                                      -------------   --------------
Operating Activities
Net income                                                                             $  4,499,224   $  5,439,322
Adjustments to reconcile net income to cash
   provided by operating activities:
   Extraordinary loss                                                                        69,229             --
   Depreciation and amortization                                                          7,154,705      4,005,514
   Equity in income of hotel limited partnership                                                 --        (25,448)
   Loss on disposal of furniture and equipment                                                   --        261,404
   Stock-based compensation expense                                                         148,226         32,397
   Loss on disposal of real estate                                                           32,852             --
   Changes in assets and liabilities increasing (decreasing) cash
     Lease revenue receivable                                                            (1,384,335)    (2,908,949)
     Restricted cash                                                                     12,115,000        491,909
     Other assets                                                                           119,836       (139,751)
     Accounts payable and accrued expenses                                                 (648,682)       996,222
     Accounts payable to affiliates                                                      (2,105,162)      (870,319)
     Accrued interest payable                                                               266,506           (908)
     Accrued property taxes and other accrued liabilities                                   197,493        445,831
                                                                                       ------------   ------------
Net cash provided by operating activities                                                20,464,892      7,727,224

Investing Activities
Acquisition of Signature and billboards, net                                                     --          3,821
Proceeds from disposition of property and equipment                                       1,490,000             --
Additions to property and equipment                                                     (22,036,542)   (18,196,983)
                                                                                       ------------   ------------
Net cash used in investing activities                                                   (20,546,542)   (18,193,162)

Financing Activities
Common stock dividends paid                                                              (5,610,302)    (4,754,102)
Preferred stock dividends paid                                                           (3,389,190)    (1,998,057)
Proceeds from issuance of common stock, net of offering expense                             177,983        235,153
Proceeds from exercise of stock options                                                          --        101,803
Conversion of Series S preferred stock                                                     (201,563)            --
Proceeds from mortgage notes payable                                                     44,247,233     43,091,060
Payment of deferred finance costs                                                        (1,028,178)      (931,958)
Payments on mortgage notes payable                                                      (26,664,154)   (25,071,394)
                                                                                       ------------   ------------
Net cash provided by financing activities                                                 7,531,829     10,672,505

Net increase in cash                                                                      7,450,179        206,567
Cash at beginning of year                                                                 2,531,009        500,377
                                                                                       ------------   ------------
Cash at end of period                                                                  $  9,981,188   $    706,944
                                                                                       ============   ============

See accompanying notes.

                              JAMESON INNS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Business and Basis of Financial Statements

Jameson Inns, Inc. is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn/R/." We also own Inns in the Midwest operating under the name "Signature Inn/R/" as a result of the acquisition of Signature Inns, Inc. in May 1999.

At June 30, 2000, we had a total of 111 Jameson Inns either in operation or under development, including 92 operating Jameson Inns (4,544 available rooms), 17 Inns under development, and contracts to acquire 2 parcels of land on which additional Inns are expected to be constructed. In addition, we own 26 operating Signature Inns (3,051 available rooms).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.

2.  Merger with Signature Inns, Inc.

On May 7, 1999, we completed our merger with Signature Inns, Inc. In the merger, we acquired 25 Signature Inns located in six midwestern states and a 40% interest in a partnership, which owned one Signature Inn. In December 1999, we acquired the remaining partnership interest in this partnership and took direct ownership of the hotel.

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

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months                                     Six Months
                                                          Ended June 30                                   Ended June 30
                                                  ---------------------------------               ---------------------------------
                                                      2000                  1999                     2000                  1999
                                                  ---------------------------------               ----------            -----------
Numerator
 Income before extraordinary loss                 $ 3,224,237            $ 3,811,516              $ 4,568,453           $ 5,439,322
 Extraordinary loss                                   (37,382)                    --                  (69,229)                   --
                                                  -----------            -----------              -----------           -----------
 Net income                                         3,186,855              3,811,516                4,499,224             5,439,322
 Preferred stock dividends                         (1,667,183)            (1,304,307)              (3,361,778)           (1,998,057)
                                                  -----------            -----------              -----------           -----------
Numerator for basic earnings per
     share-income available to common
     stockholders                                 $ 1,519,672            $ 2,507,209              $ 1,137,446           $ 3,441,265
                                                  ===========            ===========              ===========           ===========
Denominator
Weighted average shares outstanding                11,480,355             10,551,772               11,439,841            10,229,083
Unvested restricted shares                           (408,517)               (85,964)                (399,427)              (85,135)
                                                  -----------            -----------              -----------           -----------
Denominator for basic earnings per share           11,071,838             10,465,808               11,040,414            10,143,948
Plus effect of dilutive securities:
     Employee and director stock options                8,056                 58,295                    6,629                49,832
     Unvested restricted shares                       379,837                 69,476                  381,956                72,148
                                                  -----------            -----------              -----------           -----------
Total dilutive potential common shares                387,893                127,771                  388,585               121,980
                                                  -----------            -----------              -----------           -----------
Denominator for diluted earnings per
          share- adjusted weighted average
          shares and assumed conversions           11,459,731             10,593,579               11,428,999            10,265,928
                                                  ===========            ===========              ===========           ===========

Basic Earnings Per Common Share
Income before extraordinary loss                  $       .14            $       .24              $       .11           $       .34
Extraordinary loss                                         --                     --                     (.01)                   --
                                                 ------------            -----------              -----------           -----------
Net income per common share                       $       .14            $       .24              $       .10           $       .34
                                                 ============            ===========              ===========           ===========

Diluted Earnings Per Common Share
Income before extraordinary loss                  $       .13            $       .24              $       .11           $       .34
Extraordinary loss                                         --                     --                     (.01)                   --
                                                  -----------            -----------              -----------           -----------
Net income                                        $       .13            $       .24              $       .10           $       .34
                                                  ===========            ===========              ===========           ===========

Options to purchase 704,904 and 682,501 shares of Common Stock for the three months ended June 30, 2000 and 1999 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 704,904 and 944,282 shares of Common Stock for the six months ended June 30, 2000 and 1999 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The potential conversion of the series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of the conversion would be antidilutive.

5.  Sale of Hotel Property

On February 29, 2000 we sold the Inn located in Clinton, Tennessee resulting in a loss of approximately $33,000.

6.  Property and Equipment Held For Sale

Two operating Signature Inns and various outlots are currently held for sale. We do not expect the sales of these properties to result in a significant gain or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Jameson Inns, Inc. condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Our primary source of revenue is rent payments by Jameson Hospitality, LLC ("Jameson Hospitality") under master leases (the "Leases") covering all of the Jameson Inns and Signature Inns in operation. Our expenses consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns.

The Leases provide for the payment of base rent and percentage rent. For the quarter and six months ended June 30, 2000, we earned base rent and percentage rent in the aggregate amount of $11.7 million and $20.7 million, respectively. The principal determinant of percentage rent is Jameson Hospitality's Room Revenues from the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.

                                                    Three Months                                Six Months
                                                    Ended June 30                              Ended June 30
                                        -----------------------------------        -----------------------------------
                                               2000               1999                     2000              1999
                                        -----------------------------------        -----------------------------------
Occupancy rate                                   62.5%              65.6%                    57.9%             62.1%
ADR                                          $  58.77           $  55.62               $    58.09          $  54.38
REVPAR                                       $  36.75           $  36.51               $    33.65          $  33.79
Room Rentals (000s)                          $ 25,278           $ 19,494               $   45,535          $ 29,848
Other Inn Revenues (000s)                    $    705           $    553               $    1,408          $    803
Room Revenues (000s)                         $ 25,983           $ 20,047               $   46,943          $ 30,651
Room nights available                         687,810            533,984                1,353,177           883,416
Operating Inns (at period end)                    118                111                       --                --
Rooms available (at period end)                 7,595              7,079                       --                --

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999.

Our revenue from the Leases for the three month period ended June 30, 2000, increased 25.8% to $11.7 million as compared to $9.3 million for the same period in 1999. The increase was due to the increase in Jameson Hospitality's Room Revenues, which was primarily a result of the following factors:

 . The total number of room nights available increased from 533,984 in 1999 to 687,810 in 2000, or 28.8%, due to the opening from January 1, 1999 through June 30, 2000, of 13 new Jameson Inns (720 total additional rooms), the expansion of 12 existing Jameson Inns (adding 237 rooms) and the operations of the Signature Inns from May 7, 1999, offset partially by the sale of two Jameson Inns, Milledgeville, Georgia (100 rooms) in July 1999 and Clinton, Tennessee (40 rooms) in February 2000.

 . All Inns ADR increased 5.7% from $55.62 in the second quarter of 1999 to $58.77 in the same period in 2000.

 . All inns occupancy decreased from 65.6% during the second quarter of 1999 to 62.5% during the second quarter of 2000 due primarily to additional competition in certain markets in which our hotels are located.

As a result of these factors, Jameson Hospitality's second quarter Room Revenues rose from $20.0 million to $26.0 million in the second quarter of 2000. Same Inn Room Revenues for Jameson Inns amounted to $12.6 million in both the second quarters of 2000 and 1999. The same Inns experienced an increase in ADR from $52.88 to $54.36 offset by a decrease in occupancy from 65.9% to 64.2% for the second quarter of 2000 compared to the same period in 1999.

Property taxes and insurance expense totaled $1,079,000 for the three month period ended June 30, 2000, compared with $860,000 for the same period in 1999. The increase is attributable to the increase in number of Inns as a result of the Signature acquisition and to the construction and expansion of Jameson Inns.

Depreciation expense increased from $2,205,000 to $3,523,000 for the three month periods ended June 30, 2000 compared to 1999 due primarily to the Signature acquisition and to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

General and administrative expense includes overhead charges for management, accounting and legal services provided by the corporate home office and, effective April 2, 1999, ground leases and other expenses related to our ownership of billboards. General and administrative expense for the three months ended June 30, 2000, was $312,000, as compared to $318,000 for the three months ended June 30, 1999 due to less time spent in 2000 by shared employees on our business matters as compared to Jameson Hospitality's and other related entities' business matters.

Interest expense increased from $2,013,000 for the three-month period ended June 30, 1999, to $3,551,000 for the same period ended June 30, 2000, due to interest rate increases and greater amounts of average principal indebtedness outstanding during the second quarter of 2000 as a result of our assumption of $67.1 million of mortgage indebtedness in connection with the Signature acquisition and increased indebtedness related to the development of new Jameson Inns.

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999.

Our revenue from the Leases for the six month period ended June 30, 2000, increased 46.5% to $20.8 million as compared to $14.2 million for the same period in 1999. The increase was due to the increase in Jameson Hospitality's Room Revenues, which was primarily a result of the following factors:

 . The total number of room nights available increased from 883,416 in 1999 to 1,353,177 in 2000, or 53.1%, due to the opening from January 1, 1999 through June 30, 2000, of 13 new Jameson Inns (720 total additional rooms), and the expansion of 12 existing Jameson Inns (237 total additional rooms), and the operations of the Signature Inns from May 7, 1999, offset partially by the sale of two Jameson Inns, Milledgeville, Georgia (100 rooms) in July 1999 and Clinton, Tennessee (40 rooms) in February 2000.

 . All Inns ADR increased 10.6% from $54.38 in the first half of 1999 to $58.09 in the same period in 2000.

 . All inns occupancy decreased from 62.1% during the first six months of 1999 to 57.9% during the first six months of 2000 due primarily to additional competition in certain markets.

As a result of these factors, Jameson Hospitality's Room Revenues rose from $30.7 million for the first six months of 1999 to $46.9 million in the first six months of 2000. Same Inn Room Revenues for the Jameson Inns amounted to $22.5 million in both the first six months of 2000 and 1999. The same Inns experienced an increase in ADR from $52.53 to $53.81 offset by a decrease in occupancy from 62.1% to 60.2% for the first half of 2000 compared to the same period in 1999.

Property taxes and insurance expense totaled $2,063,000 for the six month period ended June 30, 2000, compared with $1,245,000 for the same period in 1999. The increase is attributable to the increase in number of Inns, as a result of the Signature acquisition and to the construction and expansion of Jameson Inns.

Depreciation expense increased from $3,906,000 to $6,881,000 for the six month periods ended June 30, 2000 compared to 1999 due primarily to the Signature acquisition and to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

General and administrative expense includes overhead charges for management, accounting and legal services provided by the corporate home office and effective April 2, 1999 ground leases and other expenses related to our ownership of billboards. General and administrative expense for the six months ended June 30, 2000 was $692,000, as compared to $446,000 for the six months ended June 30, 1999. The increase was due to more time spent primarily in the first quarter of 2000 by shared employees on our business matters as compared to those of Jameson Hospitality and other related entities' and our acquisition of the billboard assets of Jameson Hospitality in April of 1999.

Interest expense increased from $2,925,000 for the six-month period ended June 30, 1999, to $6,565,000 for the same period ended June 30, 2000, due to interest rate increases and greater amounts of average principal indebtedness outstanding during the first six months of 2000 as a result of our assumption of $67.1 million of mortgage indebtedness in connection with the Signature acquisition and increased indebtedness related to the development of new Jameson Inns.

Funds from Operations

The following table illustrates the calculation of funds from operations ("FFO") on a historical basis. In March 1995, NAREIT published a new interpretation of funds from operations, which we retroactively adopted at that time.

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

                                                    Three Months                                 Six Months
                                                    Ended June 30                               Ended June 30
                                             -----------------------------               -----------------------------
                                               2000               1999                     2000               1999
                                             -----------------------------               -----------------------------
Net income attributable to common
  Stockholders                               $1,519,672         $2,507,208               $1,137,446         $3,441,264
Loss on disposal of real estate                      --                 --                   32,852                 --
Depreciation expense                          3,523,073          2,204,549                6,880,969          3,905,872
FFO adjustment for equity share of
  Hotel partnership                                  --              5,761                       --              5,761
Extraordinary loss                               37,382                 --                   69,229                 --
Loss on disposal of furniture and
   Equipment                                         --            140,697                       --            261,405
                                             ----------         ----------               ----------         ----------
Funds from Operations                        $5,080,127         $4,858,215               $8,120,496         $7,614,302
                                             ==========         ==========               ==========         ==========

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

                                                             Three Months                          Six Months
                                                            Ended June 30                        Ended June 30
                                                                 1999                                 1999
                                                           --------------------               --------------------
Pro forma:
Net income attributable to common
    Stockholders                                                  $2,169,013                           $1,938,347
Loss on disposal of real estate                                           --                                   --
Depreciation expense                                               2,758,432                            5,815,310
FFO adjustment for equity share of hotel partnership                   9,822                               19,644
Extraordinary loss                                                        --                                   --
Loss on disposal of furniture and equipment                          140,697                              261,405
Loss on impairment of property                                            --                                   --
                                                                  ----------                           ----------
Funds from Operations                                             $5,077,964                           $8,034,706
                                                                  ==========                           ==========

Liquidity and Capital Resources

We expect to continue to develop additional Jameson Inns and Signature Inns and to expand Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Inns and currently intend to continue financing the construction of new Inns entirely with bank borrowings. We believe we can continue to finance new Inns and expansions with construction and long-term mortgage loans. At June 30, 2000 we had approximately $192 million in outstanding debt. At that date, we had one Signature Inn, which was debt free and could be used as collateral if we need additional borrowing capacity.

We have $10.0 million available for borrowing under lines of credit (the "Line") with some convertible notes beginning in 2000. At June 30, 2000, $1.0 million had been drawn down under the Line, with $9.0 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.5% to 9.0%, which are adjustable annually to a spread over the prime rate plus 0.25% to .50% points. The minimum annual interest rate payable
is 7% and the maximum is 13%.   The annual interest rates at June 30, 2000,
ranged from 8.125% to 8.5%.  Loans made under the Line are secured by mortgages
on nine of the Jameson Inns.   Payments of interest are due monthly and monthly
payments of principal and interest commence at various dates. Principal for each term loan under the Line is amortized using a 15- or 20-year period and is payable in full at various dates through 2007. We use the Line to purchase land and supplement the financing of construction costs, and for certain other operating needs, including the payment of dividends and other operating expenses.

In December 1999 and January 2000, we refinanced indebtedness secured by four Signature Inns by issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000. The bonds mature on December 1, 2016, subject to prior optional and mandatory redemption, and are subject to mandatory purchase under certain conditions. The interest rates on the bonds adjust weekly and were 5.0% at June 30, 2000.

Historically, we have utilized construction and long term mortgage financing to fund the balance of construction costs of Inns not funded under the Line. For each new Jameson Inn to be built, we generally obtain a construction loan of $1.1 to $2.8 million depending on the size and location of the Inn to be built. After an 18-month interest-only period, each construction loan automatically converts to a long-term mortgage financing upon completion of the Inn with a 15- or 20-year amortization period and is payable in full seven years from inception. The interest rate on each of the loans adjusts annually to rates ranging from the prevailing prime rate plus 0.125% to prime plus 0.375%. As of June 30, 2000, the construction loans are secured by mortgages on 17 of the Jameson Inns under construction.

As of June 30, 2000, we had a total of 17 Jameson Inns under construction with total remaining construction costs, excluding land and closing costs, expected to total $40.7 million when the projects are complete. For these properties, the Company had obtained commitments for construction loans totaling $38.5 million, with remaining availability of $30.4 million at June 30, 2000. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Line of $9.0 million, proceeds from the financing of the unencumbered Inn and proceeds from the refinancing of Inns with increased borrowing capacity.

In January 1997, we filed a shelf registration statement on Form S-3 with the SEC to register shares of our common and preferred stock for potential sale to the public in order to provide additional financing. In September 1999, we filed a post-effective amendment to that registration statement to permit us to sell up to 1,000,000 shares of our common stock at prevailing market prices through our designated sales agent. During 1999, we sold a total of 61,100 shares of common stock at-the-market resulting in approximately $493,000 in net proceeds, which we used to repay indebtedness and for general corporate purposes. Through June 30, 2000 we made no additional sales through this shelf registration. We intend to use additional net proceeds, if any, from any sale of securities under that registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases will probably be for shares of our preferred stock, but they may include our common stock as well.

Since we presently intend to rely primarily on borrowings for construction and permanent financing of new Jameson Inns and Signature Inns and for the expansion of existing Jameson Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter Jameson from constructing new Inns or expanding existing Inns. The availability of such financing depends on a number of factors over which we have no control, including general economic conditions, the economic and competitive environments of the communities in which our Inns are located and the level and stability of long term interest rates. We are also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

As with most real estate environments, investments in Inns are relatively illiquid and this illiquidity is further increased by the location of many of our Inns in small communities. As a result, our ability to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

We have four stock incentive plans in place. As of June 30, 2000, 650,847 shares of our common stock were reserved for the future stock options and restricted stock grants. Previously issued options to purchase 919,471 shares of our common stock were outstanding (including 455,171 which were exercisable). As of June 30, 2000, 412,370 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality are restricted as to sale until fully vested beginning in 2006 through 2010.

Forward-Looking Statements

There are a number of statements in this report which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as our expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Jameson Hospitality's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by us; (5) the availability of qualified managers and employees necessary for our planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

The Lessee - Jameson Hospitality, LLC

We seek to enhance Lease revenue by working in a collaborative manner with Jameson Hospitality, lessee of the Jameson and Signature Inns. Jameson Hospitality is wholly-owned by Thomas W. Kitchin, chairman and chief executive officer, and other members of his family.

Presently, Jameson Hospitality also has an exclusive relationship with us in that Jameson Hospitality does not manage any hotel properties other than the Inns. We believe this exclusive relationship ensures that our and Jameson Hospitality's interests are well aligned. While we do not control the operations of JH or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Leases' rent formula allows us to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of JH including the operating results of the Signature Inns beginning May 8, 1999.

                                                   Three Months                                Six Months
                                                   Ended June 30                              Ended June 30
                                           ----------------------------                 ---------------------------
                                               2000             1999                       2000            1999
                                           -----------       ----------                 -----------     -----------
 Room Revenues                             $25,983,498       $20,046,146                $46,942,704     $30,650,974
 Construction Revenues                       9,340,717         7,728,937                 19,702,339      13,396,613
 Other Income                                  390,458           206,157                    776,587         227,768
                                           -----------       -----------                -----------     -----------
     Total Revenues                         35,714,673        27,981,240                 67,421,630      44,275,355

 Inn operating expenses                     12,902,892         9,336,404                 24,682,759      14,812,528
 Lease expense                              11,636,447         9,299,547                 20,703,905      14,174,585
 Construction and other expenses             8,424,084         6,857,130                 17,592,145      11,572,922
 General and administrative                  2,121,563         1,859,503                  3,910,942       2,930,634
 Depreciation and amortization                  79,144            16,370                    157,893          73,303
                                           -----------       -----------                -----------     -----------
      Total expenses                        35,164,130        27,368,954                 67,047,644      43,563,972
                                           -----------       -----------                -----------     -----------
 Net income                                $   550,543       $   612,286                $   373,986     $   711,383
                                           ===========       ===========                ===========     ===========

The following presents the unaudited pro forma results of operations of JH as if the purchases of Signature Inns, the billboard assets and all related transactions were consummated on April 1 for the three month period ended June 30 and January 1 for the six month period ended June 30:

                                                          Three Months                             Six Months
                                                          Ended June 30                            Ended June 30
                                                               1999                                     1999
                                                       --------------------                     -------------------
Pro forma:
 Room Revenues                                               $24,439,777                             $43,834,144
 Construction  revenues                                        7,728,937                              13,396,613
 Other income                                                    173,419                                 195,030
                                                             -----------                             -----------
       Total Revenues                                         32,342,133                              57,425,787

 Inn operating expenses                                       11,156,593                              20,946,587
 Lease expense                                                10,604,422                              18,999,456
 Construction and other expenses                               6,857,130                              11,572,922
 General and administrative                                    3,412,846                               5,815,474
 Depreciation and amortization                                    26,667                                 113,773
                                                             -----------                             -----------
       Total expenses                                         32,057,658                              57,448,212
                                                             -----------                             -----------
 Net income (loss)                                           $   284,475                             $   (22,425)
                                                             ===========                             ===========


Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1999.

                                              Series A            Series S
                         Common Stock     Preferred Stock     Preferred Stock
                        ---------------  ------------------  ------------------

First Quarter, 1999           $0.240             $0.5781                  --
Second Quarter, 1999          $0.245             $0.5781              $0.252
Third Quarter, 1999           $0.245             $0.5781              $0.425
Fourth Quarter, 1999          $0.245             $0.5781              $0.425

First Quarter, 2000           $0.245             $0.5781              $0.425
Second Quarter, 2000          $0.245(1)          $0.5781(2)           $0.425(2)

(1) On June 16, 2000 we declared this dividend, which is payable on August 18, 2000 to shareholders of record on June 30, 2000.

(2) On June 15, 2000 we declared this dividend, which was paid on July 20, 2000 to shareholders of record on June 30, 2000.

PART II

OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual stockholders meeting held June 17, 2000, the following matters were submitted to a vote of the Company's stockholders, and the stockholders' votes were as follows:

     1. Robert D. Hisrich was elected as director for a three-year term. There were 9,977,313 votes cast in favor of the election and 96,960 votes to abstain. Thomas J. O'Haren was elected as director for a three-year term. There were 9,975,921 votes cast in favor of the election and 98,352 votes to abstain. The terms of Thomas W. Kitchin and Michael E. Lawrence continued after the meeting.

     2. The selection of the firm of Ernst & Young LLP was ratified as the independent auditor of the Company's consolidated financial statements for the fiscal year ending December 31, 2000. There were 9,995,437 votes cast in favor of the proposal, 28,104 votes cast against the proposal, and 50,732 votes abstained. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

        The Company filed no Form 8-K during the three months ended June 30, 2000.


Exhibits

27.1      Financial Data Schedule  (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Jameson Inns, Inc.



Dated:  August 10, 2000                By:  /s/ Craig R. Kitchin
                                          --------------------
                                          Craig R. Kitchin
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)


Dated:   August 10, 2000               By:  /s/ Martin D. Brew
                                          ------------------
                                          Martin D. Brew
                                          Treasurer and Corporate Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number
------


27.1  Financial Data Schedule...........................................