Form 10-Q
period 2000-09-30
JAMESON INNS INC
filed 2000-11-14
CIK 914373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                        Commission file number 0-23256

                              JAMESON INNS, INC.
            (Exact name of registrant as specified in its Articles)

                        _______________________________


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

                                (770) 901-9020
             (Registrant's telephone number, including zip codes)


                        _______________________________


                    (Former name, former address and former
                  fiscal year, if changed since last report)

                        _______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         ------   ------

                     Applicable Only To Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 11,537,219 shares outstanding as of November 7, 2000.


                             INDEX
 PART I.   FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31, 1999..........................................................    3

           Condensed Consolidated Statements of Operations for the Three and Nine Month
           Periods Ended September 30, 2000 and 1999
           (unaudited)................................................................................    4

           Condensed Consolidated Statements of Stockholders' Equity for the
           Nine Month Period Ended September 30, 2000 (unaudited) and the
           Year Ended December 31, 1999...............................................................    5

           Condensed Consolidated Statements of Cash Flows for the Nine
           Month Periods Ended September 30, 2000 and 1999 (unaudited)................................    6

           Notes to Condensed Consolidated Financial Statements (unaudited)...........................    7

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.........................................................    9


 PART II.  OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................   17

           SIGNATURES.................................................................................   18

           EXHIBITS

                              JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30                 December 31
                                                                2000                        1999
                                                         ----------------             ---------------
                                                            (UNAUDITED)
Assets
Operating property and equipment                             $346,313,520                $318,601,921
Property and equipment held for sale                            7,394,022                   2,532,131
Less: accumulated depreciation                                (34,231,613)                (24,551,080)
                                                             ------------                ------------
                                                              319,475,929                 296,582,972

Cash                                                            4,905,431                   2,531,009
Restricted cash                                                   623,947                  12,616,482
Lease revenue receivable                                        5,201,616                   6,941,315
Deferred finance costs, net                                     3,535,302                   2,942,324
Other assets                                                    1,044,639                   1,237,642
                                                             ------------                ------------
                                                             $334,786,864                $322,851,745
                                                             ============                ============

Liabilities and Stockholders' Equity
Mortgage notes payable                                       $194,793,887                $173,957,998
Accounts payable and accrued expenses                             613,485                   1,269,334
Accounts payable to affiliates                                  2,763,425                   6,475,510
Accrued interest payable                                        1,376,019                     972,544
Accrued property taxes                                          2,827,115                   2,178,719
Preferred stock dividend payable                                1,667,183                   1,694,595
                                                              -----------                ------------
                                                              204,041,114                 186,548,700
Stockholders' equity:
  Preferred stock, $1 par value,
    1,272,727 shares of 9.25%
    Series A Cumulative Preferred Stock
    issued and outstanding                                      1,272,727                   1,272,727
  Preferred stock, $1 par value,
    2,191,500 shares (2,256,000 in 1999)
    of 8.5% Series S Cumulative Preferred Stock
    issued and outstanding                                      2,191,500                   2,256,000
  Common stock, $.10 par value, 40,000,000
    shares authorized, 11,537,219 shares
    (11,083,952 shares in 1999) issued and
    outstanding                                                 1,153,722                   1,108,395
  Additional paid-in capital                                  127,154,792                 132,692,914
  Retained deficit                                             (1,026,991)                 (1,026,991)
                                                             ------------                ------------
Total stockholders' equity                                    130,745,750                 136,303,045
                                                             ------------                ------------
                                                             $334,786,864                $322,851,745
                                                             ============                ============

See accompanying notes.

                              JAMESON INNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended               Nine Months Ended
                                                                         September 30                     September 30
                                                                     2000          1999               2000          1999
                                                                 -----------    -----------        -----------   -----------
Lease revenue:
   Jameson Hospitality, LLC                                      $12,204,352    $11,357,394        $32,951,577   $25,532,724
   Third-Party                                                        14,892         21,772             59,111        43,544

Expenses:
   Property and other tax expense                                  1,001,170        700,166          2,661,977     1,666,817
   Insurance expense                                                 220,593        205,760            639,515       489,163
   Depreciation                                                    3,645,525      3,324,688         10,526,494     7,230,560
   General and administrative expenses                               318,558        303,819            993,208       744,689
   Loss on disposal of real estate                                     4,465        218,839             37,317       480,244
                                                                 -----------    -----------        -----------   -----------
Total expenses                                                     5,190,311      4,753,272         14,858,511    10,611,473
                                                                 -----------    -----------        -----------   -----------

Income from operations                                             7,028,933      6,625,894         18,152,177    14,964,795

Other income                                                          12,106         54,058             22,691        79,506
Interest expense, net                                              3,962,281      2,696,324         10,527,657     5,621,351
                                                                 -----------    -----------        -----------   -----------
Income before extraordinary loss                                   3,078,758      3,983,628          7,647,211     9,422,950
Extraordinary loss-early extinguishment of debt                           --             --             69,229            --
                                                                 -----------    -----------        -----------   -----------
Net income                                                         3,078,758      3,983,628          7,577,211     9,422,950
Less preferred stock dividends                                     1,667,183      1,694,596          5,028,961     3,692,653
                                                                 -----------    -----------        -----------   -----------
Net income attributable to common stockholders                   $ 1,411,575     $2,289,032        $ 2,549,021    $5,730,297
                                                                 ===========    ===========        ===========   ===========

Per common share:
Income before extraordinary loss:
   Basic                                                         $      0.13     $     0.21        $      0.24    $     0.55
   Diluted                                                       $      0.12     $     0.21        $      0.23    $     0.54
Net income:
   Basic                                                         $      0.13     $     0.21        $      0.23    $     0.55
   Diluted                                                       $      0.12     $     0.21        $      0.22    $     0.54
Dividends paid on common stock                                   $     0.245     $    0.245        $     0.735    $    0.725

See accompanying notes.

                              JAMESON INNS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Preferred      Preferred
                                            Stock          Stock         Common        Contributed       Retained      Stockholders'
                                           Series A      Series S         Stock          Capital         Deficit           Equity
                                          ----------    -----------    -----------    -------------    ------------    -------------
Balance at December 31, 1998              $1,200,000    $        -     $  989,581     $ 97,705,947     $(1,026,991)    $ 98,868,537

     Issuance of preferred and common
       stock, net of offering expense         72,727     2,256,000        117,341       39,585,070               -       42,031,138

     Exercise of stock options                     -             -          1,501          100,302               -          101,803

     Vesting of restricted stock grant             -             -            (28)          67,653               -           67,625

     Common stock dividends                        -             -              -       (4,072,307)     (6,077,070)     (10,149,377)

     Preferred stock dividends (Series S)          -             -              -                -      (2,486,112)      (2,486,112)

     Preferred stock dividends (Series A)          -             -              -         (693,751)     (2,207,385)      (2,901,136)

     Net income                                    -             -              -                -      10,770,567       10,770,567
                                          ----------    ----------     ----------     ------------     -----------     ------------
Balance at December 31, 1999               1,272,727     2,256,000      1,108,395      132,692,914      (1,026,991)     136,303,045

     Issuance of preferred and common
       stock, net of offering expense              -             -          5,509          295,788               -          301,297

     Vesting of restricted stock grant             -             -         33,110          193,091               -          226,201

     Conversion of Series S Preferred
       Stock                                       -       (64,500)         6,708         (143,771)              -         (201,563)

     Common stock dividends                        -             -              -       (5,883,230)     (2,549,021)      (8,432,251)

     Preferred stock dividends (Series S)          -             -              -                -      (2,821,575)      (2,821,575)

     Preferred stock dividends (Series A)          -             -              -                -      (2,207,386)      (2,207,386)

     Net income                                    -             -              -                -       7,577,982        7,577,982
                                          ----------    ----------     ----------     ------------     -----------     ------------
Balance at September 30, 2000             $1,272,727    $2,191,500     $1,153,722     $127,154,792     $(1,026,991)    $130,745,750
                                          ==========    ==========     ==========     ============     ===========     ============


See accompanying notes.

                              JAMESON INNS, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      For the Nine Month Period Ended
                                                                                September 30
                                                                          2000              1999
                                                                      ------------      ------------
Operating Activities
Net income                                                            $  7,577,982      $  9,422,950
Adjustments to reconcile net income to cash
   provided by operating activities:
   Extraordinary loss                                                       69,229                --
   Depreciation and amortization                                        10,958,389         7,388,446
   Equity in income of hotel limited partnership                                --           (79,506)
   Stock-based compensation expense                                        226,201            50,803
   Loss on disposal of real estate                                          32,852           480,244
   Changes in assets and liabilities increasing
      (decreasing) cash:
         Lease revenue receivable                                        1,739,699        (2,699,492)
         Restricted cash                                                11,992,535           (87,210)
         Other assets                                                      193,003          (573,387)
         Accounts payable and accrued expenses                            (656,785)        1,215,855
         Accounts payable to affiliates                                 (3,712,085)         (139,433)
         Accrued interest payable                                          403,475           236,890
         Accrued property taxes and other accrued liabilities              629,432           670,994
                                                                      ------------      ------------
Net cash provided by operating activities                               29,453,927        15,887,154

Investing Activities
Acquisition of Signature and billboards, net                                    --             3,821
Proceeds from disposition of property and equipment                      1,490,000         1,441,586
Additions to property and equipment                                    (34,915,182)      (29,851,094)
                                                                      ------------      ------------
Net cash used in investing activities                                  (33,425,182)      (28,405,687)

Financing Activities
Common stock dividends paid                                             (8,432,251)       (7,447,949)
Preferred stock dividends paid                                          (5,056,373)       (3,692,653)
Proceeds from issuance of common stock, net of offering expense            301,297           360,253
Proceeds from exercise of stock options                                         --           101,803
Conversion of Series S preferred stock                                    (201,563)               --
Proceeds from mortgage notes payable                                    51,454,665        50,502,188
Payment of deferred finance costs                                       (1,101,322)       (1,109,133)
Payments on mortgage notes payable                                     (30,618,776)      (25,799,292)
                                                                      ------------      ------------
Net cash provided by financing activities                                6,345,677        12,915,217

Net increase in cash                                                     2,374,422           396,684
Cash at beginning of year                                                2,531,009           500,377
                                                                      ------------      ------------
Cash at end of period                                                 $  4,905,431      $    897,061
                                                                      ============      ============

                              Jameson Inns, Inc.
             Notes To Condensed Consolidated Financial Statements
                                  (unaudited)


1. Business And Basis Of Financial Statements

Jameson Inns, Inc. (the "Company") is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn." We also own Inns in the Midwest operating under the name "Signature Inns" as a result of the acquisition of Signature Inns, Inc. in May 1999.

At September 30, 2000, we had a total of 111 Jameson Inns either in operation or under development, including 95 operating Jameson Inns (4,733 available rooms), 14 Inns under development and contracts to acquire 2 parcels of land on which additional Inns are expected to be constructed. In addition, we own 26 operating Signature Inns (3,051 available rooms).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.


2. Merger With Signature Inns, Inc.

On May 7, 1999, we completed our merger with Signature Inns, Inc. In the merger, we acquired 25 Signature Inns located in six Midwestern states and a 40% interest in a partnership which owned one Signature Inn. In December 1999, we acquired the remaining partnership interest in this partnership and took direct ownership of the hotel.

Immediately prior to the merger, the Signature operating assets were sold to, and the liabilities pertaining to the operations of the Signature Inns were assumed by, Jameson Hospitality, LLC. During 1999, we entered into a new master lease with Jameson Hospitality covering the Signature Inns, with terms similar to the terms of the master leases covering the Jameson Inns.

We accounted for the merger of Signature as a purchase. Accordingly, our historical results include the effects of the merger beginning May 8, 1999.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                           Three Months                           Nine Months
                                                        Ended September 30                    Ended September 30
                                                    ----------------------------          ---------------------------
                                                       2000             1999                 2000            1999
                                                    -----------      -----------          -----------     -----------
Numerator
 Income before extraordinary loss                   $ 3,078,758      $ 3,983,628          $ 7,647,211     $ 9,422,950
 Extraordinary loss                                          --               --               69,229              --
                                                    -----------      -----------          -----------     -----------
 Net income                                           3,078,758        3,983,628            7,577,982       9,422,950
 Preferred stock dividends                           (1,667,183)      (1,694,596)          (5,028,961)     (3,692,653)
                                                    -----------      -----------          -----------     -----------
 Numerator for basic earnings
   per share-income available
   to common stockholders                           $ 1,411,575      $ 2,289,032          $ 2,549,021     $ 5,730,297
                                                    ===========      ===========          ===========     ===========

 Denominator
 Weighted average shares outstanding                 11,526,356       11,000,612           11,468,890      10,489,085
 Unvested restricted shares                            (413,696)         (87,031)            (404,105)        (85,854)
                                                    -----------      -----------          -----------     -----------
 Denominator for basic earnings per share            11,112,660       10,913,581           11,064,785      10,403,231
 Plus: Effect of dilutive securities:
  Employee and director stock options                    30,631           57,251               13,521          52,305
  Unvested restricted shares                            352,557           69,566              366,591          71,071
                                                    -----------      -----------          -----------     -----------
 Total dilutive potential common shares                 383,188          126,817              380,112         123,376
                                                    -----------      -----------          -----------     -----------
 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions                     11,495,848       11,040,398           11,444,897      10,526,607
                                                    ===========      ===========          ===========     ===========

Basic Earnings Per Common Share:
 Income before extraordinary loss                   $       .13      $       .21          $        24     $       .55
 Extraordinary loss                                          --               --                 (.01)             --
                                                    -----------      -----------          -----------     -----------
 Net income per common share                        $       .13      $       .21          $       .23     $
                                                    ===========      ===========          ===========     ===========

Diluted Earnings Per Common Share:
 Income before extraordinary loss                   $       .12      $       .21          $        23     $       .54
 Extraordinary loss                                          --               --                 (.01)             --
                                                    -----------      -----------          -----------     -----------
 Net income per common share                        $       .12      $       .21          $       .22     $       .54
                                                    ===========      ===========          ===========     ===========


Options to purchase 521,033 and 515,833 shares of Common Stock for the three months ended September 30, 2000 and 1999 and options to purchase 521,033 and 610,001 shares of Common Stock for the nine months ended September 30, 2000 and 1999 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The potential conversion of the series S preferred stock was not included in the computation of diluted earnings per share as the effect of the conversion would be antidilutive.

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

Our primary source of revenue is rent payments by Jameson Hospitality, LLC ("Jameson Hospitality") under master leases (the "Leases") covering all of the Jameson Inns and Signature Inns in operation. Our expenses consist of property and other taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns.

The Leases provide for the payment of base rent and percentage rent. For the quarter and nine months ended September 30, 2000, we earned base rent and percentage rent in the aggregate amount of $12.2 million and $33.0 million, respectively. The principal determinant of percentage rent is Jameson Hospitality's Room Revenues from the Inns, as defined by the Leases. Therefore, we believe that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.

The following table shows certain historical financial and other information for the periods indicated.



                                             Three Months                   Nine Months
                                          Ended September 30            Ended September 30
                                       -----------------------       -------------------------
                                          2000          1999            2000           1999
                                       ---------     ---------       ----------     ----------
    Occupancy rate                         61.7%         65.4%             59.2%          63.4%
    ADR                                $  59.92      $  57.99        $    58.75     $    55.84
    REVPAR                             $  36.94      $  37.92        $    34.79     $    35.42
    Room Rentals  (000's)              $ 26,293      $ 24,401        $   71,828     $   54,247
    Other Inn revenues (000's)         $    745      $    716        $    2,153     $    1,553

    Room Revenues                      $ 27,038      $ 25,117        $   73,981     $   55,800

    Room nights available               711,671       648,211         2,064,848      1,531,744
    Operating Inns (at period end)          121           111                --             --
    Rooms available (at period end)       7,784         7,125                --             --

Results Of Operations

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999.

Our revenue from the Leases for the three month period ended September 30, 2000, increased 7.5% to $12.2 million as compared to $11.4 million for the same period in 1999. The increase was due to the increase in Jameson Hospitality's room revenues which was primarily a result of the following factors:

 . The total number of room nights available increased 9.8% due to the opening from July 1, 1999 through September 30, 2000 of 12 new Jameson Inns (752 total additional rooms) and the expansion of three existing Jameson Inns (adding 60 rooms), offset partially by the sale of two Jameson Inns, Milledgeville, Georgia (100 rooms) in July 1999 and Clinton, Tennessee (40 rooms) in February 2000.

 . All Inns ADR increased 3.3% from $57.99 in the third quarter of 1999 to $59.92 in the same period in 2000.

 . All Inns occupancy decreased from 65.4% during the third quarter of 1999 to 61.7% during the third quarter of 2000 due primarily to additional competition in certain markets in which our hotels are located and the impact from our recently opened larger hotel properties which achieved start-up occupancies which are lower than our mature hotel properties.


As a result of these factors, Jameson Hospitality's third quarter room revenues rose from $25.1 million for the third quarter of 1999 to $27.0 million in the third quarter of 2000. same inn room revenues in the third quarter of 2000 versus the third quarter of 1999 grew to $26.3 million from $24.9 million. The same inn growth is due to an increase in ADR from $58.02 to $59.86 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 645,594 to 646,944 offset by a decrease in the occupancy rate from 65.8% to 63.5% for these Inns for the third quarter of 2000 compared to the same period in 1999.

Property and other taxes and insurance expense totaled $1,222,000 for the three month period ended September 30, 2000, compared with $905,000 for the same period in 1999. The increase is attributable to the increase in number of Inns due to the construction and expansion of Jameson Inns, and an increase in franchise taxes of $116,000.

Depreciation expense increased from $3,325,000 to $3,646,000 for the three month periods ended September 30, 1999 and 2000, respectively, due primarily to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office and, ground leases and other expenses related to our ownership of billboards. General and administrative expense for the three months ended September 30, 2000, was $319,000, as compared to $304,000 for the three months ended September 30, 1999. The increase was due to more time spent in 2000 by shared employees on our business matters as compared to Jameson Hospitality's and other related entities'.

Interest expense increased from $2,696,000 for the three-month period ended September 30, 1999, to $3,962,000 for the same period ended September 30, 2000, due to greater amounts of average principal indebtedness outstanding in the third quarter of 2000 and a higher weighted average interest rate. Interest expense amounts exclude interest capitalized in the cost of new Inn development.



Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999.

Our revenue from the Leases for the nine month period ended September 30, 2000, increased 29.0% to $33.0 million as compared to $25.6 million for the same period in 1999. The increase was due to the increase in Jameson Hospitality's room revenues.

 . The total number of room nights available increased from 1,531,744 in 1999 to 2,064,848 in 2000, or 34.8%, due to the opening from January 1, 1999 through September 30, 2000, of 16 new Jameson Inns (909 total additional rooms), the expansions of 12 existing Jameson Inns (237 total additional rooms), the operations of the Signature Inns from May 7, 1999, offset partially by the sale of two Jameson Inns, Milledgeville, Georgia (100 rooms) in July, 1999 and Clinton, Tennessee (40 rooms) in February 2000.

 . All Inns ADR increased 5.2% from $55.84 in the first nine months of 1999 to $58.75 in the same period in 2000.

 . All Inns occupancy decreased from 63.4% during the first nine months of 1999 to 59.2% during the first nine months of 2000 due primarily to additional competition in certain markets and the impact from recently opened larger hotel properties which achieved start-up occupancies which are lower than our mature hotel properties.

As a result of these factors, Jameson Hospitality's room revenues rose 32.4% from $55.8 million for the first nine months of 1999 to $74.0 million in the first nine months of 2000. Same inn room revenues in the first nine months of 2000 versus the same period in 1999 grew to $66.0 million from $65.83 million. The same Inn growth is due to an increase in ADR from $57.34 to $58.77 for these Inns, an increase in room nights available (due to expansions of certain of these Inns) from 1,853,274 to 1,861,838, offset by a decrease in the occupancy rate from 63.4% to 59.2% for these Inns for the first nine months of 2000 compared to the same period in 1999.

Property and other taxes and insurance expense totaled $3,301,000 for the nine month period ended September 30, 2000, compared with $2,156,000 for the same period in 1999. The increase is attributable to the increase in the number of Inns, as a result of the Signature acquisition and to the construction and expansion of Jameson Inns, and an increase in franchise taxes of $128,000.

Depreciation expense increased from $7,231,000 to $10,526,000 for the nine month periods ended September 30, 1999 and 2000, respectively, due primarily to the Signature acquisition and to an increase in the number of operating Jameson Inns and the expansion of existing Jameson Inns.

General and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office and, effective April 2,1999, ground leases and other expenses related to our ownership of billboards. General and administrative expense for the nine months ended September 30, 2000, was $993,000, as compared to $745,000 for the nine months ended September 30, 1999. The 2000 increase is due to more time spent in 2000 by shared employees on our business matters as compared to those of Jameson Hospitality and other related entities and our acquisition of the billboards assets of Jameson Hospitality in April, 1999.

Interest expense increased from $5,621,000 for the nine month period ended September 30, 1999, to $10,528,000 for the same period ended September 30, 2000, due to the greater amounts of average principal indebtedness outstanding during 2000, a higher weighted average interest rate and the $67.1 million of mortgage indebtedness assumed with the acquisition of Signature. Interest expense amounts exclude interest capitalized in the cost of new Inn development.

Funds From Operations ("FFO")

The following table illustrates the calculation of funds from operations ("FFO") on a historical basis.

In October 1999, NAREIT issued clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of operating property will continue to be excluded from the calculation of FFO.

                                         Three Months                    Nine Months
                                      Ended September 30             Ended September 30
                                   ------------------------      ---------------------------
                                      2000          1999             2000            1999
                                   ----------    ----------      -----------     -----------
Net income attributable to
  Common Stockholders              $1,411,575    $2,289,032      $ 2,549,021     $ 5,730,297
Loss on disposal of Real Estate         4,465       218,839           37,317         480,244
Depreciation expense                3,645,525     3,324,688       10,526,494       7,230,560
FFO adjustment for equity
  Share of hotel partnership               --         8,939               --          14,700
Extraordinary loss                         --            --           69,229              --
                                   ----------    ----------      -----------     -----------
Funds from Operations              $5,061,565    $5,841,498      $13,182,061     $13,455,801
                                   ==========    ==========      ===========     ===========

As described elsewhere in this Form 10-Q, including in note 2 to the condensed consolidated statements, we merged with Signature Inns, Inc. on May 7, 1999.
The following presents the unaudited pro forma funds from operations as if the purchases and all related transactions were consummated on July 1 for the three month period ended September 30 and on January 1 for the nine month period ended September 30:

                                       Three Months Ended   Nine Months Ended
                                           September 30        September 30
                                              1999                 1999
                                       ------------------   -----------------
    Pro Forma:
    Net income attributable to
      common stockholders                   $2,289,032          $4,227,379
    Depreciation expense                     3,324,688           9,139,998
    FFO adjustment for equity
      share of hotel partnership                 8,939              28,583
    Loss on disposal of furniture
      and equipment                            218,839             480,244
                                            ----------         -----------
    Funds from Operations                   $5,841,498         $13,876,204
                                            ==========         ===========

Liquidity And Capital Resources

We expect to continue to develop additional Jameson Inns and Signature Inns and to expand existing Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Inns and currently intend to continue financing the construction of new Inns entirely with bank borrowings. We believe we can continue to finance new Inns and expansions with construction and long-term mortgage loans. At September 30, 2000, we had approximately $195 million in outstanding debt. At that date we had one Signature Inn which was debt free and could be used as collateral if we need additional borrowing capacity.

We have $8.9 million available for borrowing under lines of credit (the "Line") with some convertible notes beginning to amortize in 2000. At September 30, 2000, $1.9 million had been drawn down under the Line, with $7.0 million remaining available credit. Loans made under the Line bear interest at rates initially ranging from 8.875% to 9.0%, which are adjustable annually to a spread over the prime rate plus .375% to .50% points. The minimum annual interest rate payable is 7% and the maximum is 12%. The annual interest rate for each of the notes at September 30, 2000, was 9.875%. Loans made under the Line are secured by mortgages on eight of the Jameson Inns. Payments of interest are due monthly and monthly payments of principal and interest commence at various dates. Principal for each term loan under the Line is amortized using a 15- or 20-year period and is payable in full at various dates through 2004. We use the Line to purchase land and supplement the financing of construction costs and for certain other operating needs, including the payment of dividends and other operating expenses.

In December 1999 and January 2000, we refinanced indebtedness secured by four Signature Inns by issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000. The bonds mature on December 1, 2016, subject to prior optional and mandatory redemption, and are subject to mandatory purchase under certain conditions. The interest rates on the bonds adjust weekly and were 5.8% at September 30, 2000.

Historically, we have utilized construction and long term mortgage financing to fund the balance of construction costs of Inns not funded under the Line. For each new Jameson Inn to be built we generally obtain a construction loan for 60% to 65% of total construction costs. After an 18-month interest-only period, each construction loan automatically converts to a long-term mortgage financing upon completion of the Inn with a 15-or 20-year amortization period and is payable in full seven years from inception. The interest rate on each of the loans adjusts annually to rates ranging from the prevailing prime rate plus 0.125% to prime plus 0.375%. As of September 30, 2000, construction loans are secured by mortgages on 14 of the Jameson Inns under construction.

As of September 30, 2000, we have a total of 14 Jameson Inns under construction with total remaining construction costs, excluding land and closing costs, expected to total $29.6 million when the projects are complete. For these properties, we had obtained commitments for construction loans totaling $32.0 million, with remaining availability of 27.4 million at September 30, 2000. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Line of $7.0 million, proceeds from the financing of the unencumbered Inn and proceeds from the refinancing of Inns with increased borrowing capacity.

In January 1997, we filed a shelf registration statements on Form S-3 with the SEC to register shares of our common and preferred stock for potential sale to the public in order to provide additional financing. In September 1999, we filed a post-effective amendment to that registration statement to permit us to sell up to 1,000,000 shares of our common stock at prevailing market prices through our designated sales agent. During 1999, we sold a total of 61,100 shares of common stock at-the-market resulting in approximately $493,000 in net proceeds, which we used to repay indebtedness and for general corporate purposes. Through September 30, 2000, we made no additional sales through this shelf registration. We intend to use additional net proceeds, if any, from any sale of securities under that registration statement for the repayment of existing indebtedness, working capital and general corporate purposes.

In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases will most likely be of shares of our preferred stock, but they may include our common stock as well.

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

As with most real estate investments, investments in Inns are relatively illiquid and this illiquidity is further increased by the location of many of our Inns in small communities. As a result, our ability to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

We have four stock incentive plans in place. As of September 30, 2000, 635,363 shares of our common stock were reserved for the future stock options and restricted stock grants. Previously issued options to purchase 933,971 shares of our common stock were outstanding (including 459,671 which were exercisable). As of September 30, 2000, 415,370 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality are restricted as to sale until fully vested beginning in 2006 through 2010.

FORWARD-LOOKING STATEMENTS

There are a number of statements in this report which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as our expansion plans, including construction of new Inns and expansion of existing Inns, availability of debt financing and capital, payment of quarterly dividends, and other matters. These statements are based on certain assumptions and analyses we made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Jameson Hospitality's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) rising interest rates paid on existing loans and new financings; (5) the business opportunities (or lack thereof) that may be presented to and pursued by us; (6) the availability of qualified managers and employees necessary for our planned growth; (7) changes in laws or regulations and (8) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

The Lessee - Jameson Hospitality, LLC

We seek to enhance Lease revenue by working in a collaborative manner with Jameson Hospitality, lessee of the Jameson and Signature Inns. Jameson Hospitality is wholly-owned by Thomas W. Kitchin, chairman and chief executive officer and other members of his family.

Presently, Jameson Hospitality has an exclusive relationship with us in that Jameson Hospitality does not manage any hotel properties other than the Inns. We believe this exclusive relationship ensures that our and Jameson Hospitality's interests are well-aligned. While we do not control the operations of Jameson Hospitality or the day-to-day operation of the Inns, the two companies work together to enhance both occupancy and ADR. The Leases' rent formula allows us to benefit from increases in Room Revenues, regardless of the mix between occupancy and ADR.

The following table summarizes the unaudited financial results of Jameson Hospitality, including the operating results of the Signature Inns beginning May 8, 1999.

                                                  Three Months              Nine Months
                                               Ended September 30         Ended September 30
                                            ------------------------   -------------------------
                                                2000         1999           2000         1999
                                            -----------  -----------   ------------  -----------
    Room Revenues                           $27,038,366  $25,149,765   $ 73,981,070  $55,800,739
    Construction revenues                    11,023,724    8,058,776     30,726,063    21,455389
    Other Income                                303,267      (14,984)     1,079,854      212,784
                                            -----------  -----------   ------------  -----------
     Total revenues                          38,365,357   33,193,557    105,786,988   77,468,912

    Inn operating expenses                    7,744,899   10,353,496     32,427,658   25,166,024
    Construction and other
      Expenses                                9,678,575    8,417,746     27,270,720   19,990,668
    General and Administrative                8,533,597    3,425,901     12,444,539    6,356,535
    Lease expense                            12,185,799   11,355,098     32,889,704   25,529,683
    Depreciation and amortization                81,177       12,901        239,070       86,204
                                            -----------  -----------   ------------  -----------
    Total expenses                           38,224,047   33,565,142    105,271,691   77,129,114
                                            -----------  -----------   ------------  -----------
    Net income (loss)                       $   141,310  $  (371,585)  $    515,297  $   339,798
                                            ===========  ===========   ============  ===========

The following presents the unaudited pro forma results of operations of Jameson Hospitality as if the purchase of Signature Inns, the billboard assets and all related transactions were consummated on July 1 for the three month period ended September 30 and on January 1 for the nine month period ended September 30:

                                         Three Months          Nine Months
                                       Ended September 30   Ended September 30
                                             1999                 1999
                                       ------------------   ------------------
Pro forma:
 Room Revenues                             $25,117,027          $68,951,171
 Construction revenues                       8,058,776           21,455,389
 Other income                                   17,754              212,784
                                           -----------          -----------
       Total Revenues                       33,193,557           90,619,344

 Inn operating expenses                      9,098,344           30,044,931
 Lease expense                              11,488,501           30,487,957
 Construction and other expenses             6,978,224           18,551,146
 General and administrative                  6,180,050           11,995,524
 Depreciation and amortization                  12,901              126,674
                                           -----------          -----------
       Total expenses                       33,758,020           91,206,232
                                           -----------          -----------
 Net income (loss)                         $  (564,463)         $  (586,888)
                                           ===========          ===========

Distributions To Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 1999.


                                             Series A         Series S
                            Common Stock  Preferred Stock  Preferred Stock
                            ------------  ---------------  ---------------
 First Quarter, 1999            0.240          0.5781
 Second Quarter, 1999           0.245          0.5781          $0.252
 Third Quarter, 1999            0.245          0.5781          $0.425
 Fourth Quarter, 1999           0.245          0.5781          $0.425

 First Quarter, 2000            0.245          0.5781          $0.425
 Second Quarter, 2000           0.245          0.5781          $0.425
 Third Quarter, 2000            0.245(1)       0.5781(1)       $0.425(1)


(1) On September 15, 2000 we declared these dividends, payable to shareholders of record on September 30, 2000. The dividends on the Series A and Series S Preferred Stock were paid on October 20, 2000 and the dividends on the Common Stock are payable on November 20, 2000.

PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (a)  The exhibits listed below are filed as part of this report:

        10.1   Employment contract with Thomas W. Kitchin dated July 27, 2000
        10.2   Employment contract with Craig R. Kitchin dated July 27, 2000
        10.3   Employment contract with William D. Walker dated July 27, 2000
        10.4   Employment contract with Steven A. Curlee dated July 27, 2000
        10.5 Agreement between Jameson Inns, Inc. and Jameson Hospitality, LLC dated July 27, 2000
        27.1   Financial data schedule

   (b) The Company filed no current reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Jameson Inns, Inc. (Registrant)

Dated:  November 10, 2000                By: /s/ Craig R. Kitchin
                                             --------------------------------
                                             Craig R. Kitchin, President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Dated:  November 10, 2000                By: /s/ Martin D. Brew
                                             --------------------------------
                                             Martin D. Brew, Treasurer and
                                             Corporate Controller
                                             (Chief Accounting Officer)