Form 10-K405
period 2000-12-31
JAMESON INNS INC
filed 2001-04-02
CIK 914373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 2000 or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition from __________ to __________

                       Commission File Number:  0-23256

                              JAMESON INNS, INC.
            (Exact name of Registrant as specified in its Articles)

            Georgia                                       58-2079583
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

8 Perimeter Center East, Suite 8050,
        Atlanta, Georgia                                  30346-1604
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:  (770) 901-9020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.10 per share

     9.25% Series A Cumulative Preferred Stock, par value $1.00 per share

$1.70 Series S Cumulative Convertible Preferred Stock, par value $1.00 per share
                             (Title of Each Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant as of March 22, 2001: $74,137,340.

     Number of shares of common stock outstanding on March 22, 2001: 11,568,018.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of stockholders to be held June 30, 2001 are incorporated by reference into Part III.

                                   FORM 10-K
                              JAMESON INNS, INC.
                                 ANNUAL REPORT

                         YEAR ENDED DECEMBER 31, 2000

                               Table of Contents

                           Forward Looking Statements

                                                                                         Page
                                                                                         ----
                                     PART I
Item 1.    Business....................................................................    2
Item 2.    Properties..................................................................   29
Item 3.    Legal Proceedings...........................................................   36
Item 4.    Submission of Matters to a Vote of Security Holders.........................   36

                                    PART II

Item 5.    Market for Jameson's Common Equity and Related Stockholder Matters..........   36
Item 6.    Selected Financial Data.....................................................   37
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation........................................................   40
Item 7A.   Quantitative and Qualitative Disclosure about Market Risks..................   46
Item 8.    Financial Statements and Supplementary Data.................................   46
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................................   47

                                    PART III

Item 10.   Directors and Executive Officers............................................   47
Item 11.   Executive Compensation......................................................   47
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.......................................................   47
Item 13.   Certain Relationships and Related Transactions..............................   47

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   47

                              JAMESON INNS, INC.
                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          Forward-Looking Statements

     This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, access to debt financing and capital, payment of quarterly dividends and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected further developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

     .    Our ability to:

          . raise additional equity capital adequate to sustain our future growth;

          . secure construction and permanent financing for new Inns on favorable terms and conditions;

          . assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

          . identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms;

          . contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay;

          . provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain; and

          . manage our business in a cost-effective manner given the increase in the number of Inns we own and the geographic areas in which they are located.

     . The ability of our lessee, Jameson Hospitality, LLC, to manage the Inns profitably.

     . General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

     .    Changes in rates of interest we pay on our mortgage indebtedness.

     . The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

     . Availability of qualified managers and employees necessary to execute our growth strategy, particularly in light of current low rates of unemployment.

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

                                    PART I

ITEM 1.   BUSINESS

General

     We are a self-administered real estate investment trust, commonly called a REIT, headquartered in Atlanta, Georgia. We develop and own limited service hotel properties ("Inns") in the southeastern United States under the trademark "The Jameson Inn(R)." In addition, we own Inns in the midwestern United States operating under the trademark "Signature Inn(R)." In this report, we sometimes refer separately to the Inns operating under the Jameson trademark as "Jameson Inns" and to those operating under the Signature trademark as "Signature Inns."

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

     The typical Jameson Inn developed through the end of 1998 is a two-story, Colonial-style structure with exterior access to the guest rooms and constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. In late 1998, we designed and began building a new three-story, interior corridor structure with 56 to 80 rooms, depending on the location, and elevator access to each floor. Jameson Inns feature amenities such as remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double beds, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators. Based on market demand, certain Jameson Inns have been expanded one or more times since their initial construction.

     A typical Signature Inn incorporates a two-story atrium, and a bright, well-appointed and richly decorated lobby and registration area. Most Signature Inns contain approximately 120 guest rooms, averaging over 300 square feet per room, swimming pools, exercise facilities and a complimentary breakfast, as well as suite-like amenities including a microwave, refrigerator, in-room coffee, iron and ironing board and hair dryer in all guest rooms. Because approximately 65% of Signature Inn guests are business travelers, we emphasize services designed for the business traveler, such as large, in-room desks, voice mail and business centers.

     The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms only and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel or motel, which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Each of these categories is generally subdivided into classifications based on price and quality. The terminology generally used in the hotel industry describes properties as luxury at the high end, economy in the middle and budget at the low end of the scale. Prices for each of these categories vary by region and locale. The Inns fall within the category of small, limited service, economy hotels.

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

     Our mailing address is: Jameson Inns, Inc., 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1604. Our telephone number is: (770) 901-9020.

Material Developments in 2000

     On February 29, 2000 we sold the Jameson Inn located in Clinton, Tennessee, resulting in a loss of approximately $33,000. During 2000, we also sold an undeveloped parcel of land located in Nashville, Tennessee at a profit of approximately $300,000. We have recently signed contracts to sell two Jameson Inns located in South Carolina, two Jameson Inns located in Georgia and one Signature Inn located in Ohio. While we have presently made no commitments to sell any other Jameson Inns or Signature Inns, we may consider in the future the disposal of several of our 40-room, exterior corridor Jameson Inn hotels and several Signature Inn hotels, all located in markets that have been under-performing. As of December 31, 2000, two operating Signature Inns and various outlots were classified as held for sale. We do not expect the sales of these properties to result in a significant gain or loss.

     During 2000, we opened 17 new interior corridor Jameson Inns (1,079 total additional rooms) and expanded 1 existing Jameson Inn (20 total additional rooms). As of December 31, 2000, we had 5 interior corridor Jameson Inns under development (352 total additional rooms).

     In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases will most likely be of shares of our preferred stock, but may include our common stock as well. As of December 31, 2000, no shares of our outstanding stock have been repurchased under the program.

Risk Factors

Risks Which are Specific to Jameson
-----------------------------------

     The following risks relate specifically to the conduct of our business. You should also refer to the information under the heading Forward Looking Statements on page 1.

     Constraints on future growth. As of December 31, 2000, we had 5 Inns under development. In addition, we anticipate expanding 9 of our 40 room Inns in 2001. While we expect to complete our present development and expansion plans and have adequate capital to do so, we have no other immediate growth plans. Our ability to expand in the future will depend on numerous factors, including those unique to us and those generally associated with overall hotel, real estate and general economic conditions. Those factors specific to us include our ability to:

     . raise additional equity capital adequate to pursue further growth plans;

     . secure construction and permanent financing to finance such development on terms and conditions favorable to us;

     . assess accurately the market demand for new Inns and expansions of existing properties;

     . identify and purchase or lease new sites which meet our various criteria, including reasonable land prices and ground lease terms;

     . contract for the construction of new Inns and expansions in a manner which produces hotel properties consistent with present quality and standards at a reasonable cost and without significant delays; and

     . manage our business in a cost-effective manner given the increase in the number and geographic dispersion of our Inns.

     In addition, risk factors affecting our profitability include Jameson Hospitality's ability both to manage our Inns and to attract, develop and retain the personnel, procedures and practices necessary to generate the room revenues which we anticipate will result from any future development and expansions of Inns.

     Some or all of the factors discussed above could preclude or at least delay any future development of new Inns and the expansion of existing properties. Similarly, the terms of financing available to us or the operating results of any new or expanded Inns could have a negative economic effect on us and reduce the amount of cash available for distribution as dividends.

     Potential conflicts of interest exist among us and our chief executive officer and Jameson Hospitality. In addition to his positions with and stock ownership interest in us, Thomas W. Kitchin, our chairman and chief executive officer, and his family members are the owners of Jameson Hospitality, which constructs, conducts capital improvements and operates all of the Inns and pays and allocates all of our administrative overhead expenses. These relationships create conflicts of interest in our dealings with Jameson Hospitality under the master leases and the various construction agreements, and with regard to allocation and payment of our overhead expenses. In that regard, the master leases, the form of the construction agreements and the cost reimbursement agreement under which Jameson Hospitality pays and allocates our overhead were not negotiated on an arm's-length basis.

     We depend exclusively on Jameson Hospitality for lease revenues. Certain rules relating to the qualification of REITs prohibit us from operating the Inns. To comply with these rules, we have leased the Inns to Jameson Hospitality. As a result, we depend exclusively on Jameson Hospitality for lease revenues. Jameson Hospitality's obligations under the master leases are unsecured. Jameson Hospitality has few liquid assets, a history of operating losses and limited net worth. As a result, Jameson Hospitality has very limited resources to perform certain of its financial obligations under the Jameson Leases. These include indemnifying us against various claims, damages and losses and making payments of rent.

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

     We will need to obtain additional debt financing on favorable terms. We intend to borrow 100% of the funds required to finance the development of new Inns and the expansion of existing Jameson Inns. We also may need to borrow funds to pay the costs of replacement and refurbishment of furniture, fixtures and equipment of the Inns that we are required to pay under the master leases. Additionally, in recent quarters the amounts of our dividend distributions have exceeded our cash available for distribution which has inhibited our ability to reduce our overall level of indebtedness out of our cash flow. We are not certain that we will be able to obtain this financing, either through commercial borrowings or the issuance of corporate debt securities. If we are able to borrow needed funds, we may not be able to continue to meet our debt service obligations or to make dividend distributions at the current level. To the extent that we cannot, we risk the loss of some or all of our assets, including the Inns, to foreclosure, or face difficulties meeting the REIT income distribution requirements.

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

     The foreclosure of a mortgage on an Inn could have material adverse tax effects on us. If a mortgage lender foreclosed on an Inn to enforce its lien in satisfaction of non-recourse debt, we might be required to recognize income. If the amount of the debt discharged exceeded that property's fair market value, the amount of debt discharge income to be recognized would be equal to the excess of the amount of such debt over the fair market value of the property. In addition, we would recognize a capital gain to the extent, if any, that the fair market value of the property exceeded our basis in it. We also could recognize a gain if a mortgage lender foreclosed on a recourse debt. The debt discharge income would be subject to the 90% distribution requirement described below under the heading --Taxation of Jameson--Annual Distribution Requirements, even though we would receive no cash with which to make a distribution.

     Debt repayment terms could reduce our ability to make cash distributions. If our debt service obligations continue to be based primarily on 15- to 20-year amortizations, the portion of our cash flow necessary to make principal payments on obligations to finance future Inns may exceed the cost recovery deductions we can take on our federal income tax return, which are based on 39-year useful lives. As a result, our cash available for distribution to our shareholders may not be adequate to allow distribution of 90% of our taxable income. In that case, we might be forced to borrow to fund a distribution to shareholders. If we were unable to borrow the money, and as a result did not make the requisite distribution, our status as a REIT would be jeopardized.

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

     Our lack of industry diversification makes us more vulnerable to economic downturns. We currently, and intend in the future to, invest only in Inns and billboards. This concentration of our investments in narrow segments of a single industry makes us more vulnerable to adverse effects of occurrences such as economic downturns. A weakness in the economy could have a more significant effect on the operation of the Inns and, therefore, on lease revenues and cash available for distribution than if our investments were more economically diverse.

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

      We rely heavily on the services of Thomas W. Kitchin. We and Jameson Hospitality have relied and will continue to rely heavily upon the services and expertise of Thomas W. Kitchin, our chairman, and chief executive officer and the chief executive officer and manager of Jameson Hospitality, for strategic business direction. In addition, certain of our loan agreements provide for a default upon a change of management. The occurrence of any event which would cause us to lose the services of Mr. Kitchin could have a material adverse effect on us. We maintain a $1.0 million key-man life insurance policy on the life of Mr. Kitchin. There is no assurance, however, that we will continue to maintain such life insurance policy in effect or that any proceeds thereof would be sufficient to compensate us for the life of Mr. Kitchin.

     Shares issued under our stock incentive plans could dilute shareholders' investments. We maintain certain stock option and stock grant plans to provide incentive compensation to our directors, officers and key employees and to those of Jameson Hospitality. The availability for resale of shares of our common stock issued or issuable under our stock incentive plans may depress the market price of our common stock. In addition, to the extent stock options and other incentive awards which may be granted under our stock inventive plans vest and are exercised at prices below the net book value of our common stock, the resulting issuance of shares of our common stock will cause an immediate dilution of the interests of our other shareholders.

     Rising interest rates and limited trading volume may depress the price of our capital stock. An increase in market interest rates may result in higher yields on other financial instruments than our shareholders realize from distributions and dividends paid on our common and preferred stock. This could adversely affect the market price of our common and preferred stock. In addition, the trading volume of equity interests in REITs is generally not as high as in equity interests in other entities. Accordingly, our status as a REIT may also adversely affect the trading volume of shares of our common and preferred stock. This would reduce the liquidity of an investment in Jameson.

     Our corporate documents have certain antitakeover provisions that tend to reduce the likelihood of our acquisition by another company. Certain provisions of our articles of incorporation and bylaws may have the effect of discouraging a third party from making an acquisition proposal for us without the approval of our Board of Directors. This will tend to reduce the likelihood of a change in control of Jameson, even when the holders of our stock could have the opportunity to realize a premium over the then prevailing market prices. For example, a provision of our articles of incorporation creates our classified Board. Under that provision, our Board of Directors is made up of three classes of directors with staggered terms of office. Directors for each class are elected for a three-year term upon the expiration of their then current class term. This makes it more difficult for our shareholders to change control of Jameson even if a change of control were in the shareholders' interest. In addition, to comply with the various restrictions imposed on REITs, our articles of incorporation contain a provision limiting the amount of our voting stock which a shareholder or group of shareholders may own. This limit may also have the effect of precluding an acquisition of control of Jameson without the approval of our Board of Directors.

     Our articles of incorporation also authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares so issued. Accordingly, our Board of Directors is authorized, without shareholder approval, to issue preferred stock with distribution, dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of shares of our common stock. Issuance of preferred stock could have the effect of delaying or preventing a change of control of Jameson even if a change of control were in our shareholders' interest. To date, our Board has approved the issuance of the 9.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock") and the $1.70 Series S Cumulative Convertible Preferred Stock ("Series S Preferred Stock") totaling 3,528,727 shares, of which 64,500 shares of the Series S Preferred Stock have been converted into our common stock.

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

Risks of Hotel Investments Generally
------------------------------------

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

     General economic and regulatory conditions in the hotel industry will affect our business. Our ownership of the Inns is subject to varying degrees of risk generally incident to the ownership and operation of real property and, in particular, hotels. Our ownership of the Inns may be adversely affected by a number of factors, including:

     . the national, regional or local economic climate (which may be adversely impacted by plant closings, industry slowdowns, inflation and other factors);

     . local hotel market conditions (such as an oversupply of guest rooms);

     . perceptions by travelers of the safety, convenience and attractiveness of the Inns;

     .    changes in governmental regulations, zoning or tax laws;

     . operating cost increases such as rising gas utility expense, labor problems, potential environmental or other legal liabilities; and

     .    changes in interest rate levels.

     We face significant competition and the supply of hotel rooms is growing faster than demand in some of the markets in which Inns are located. A strong national economy and readily available debt and equity financing during the past several years has prompted the construction of a significant number of new hotels and motels in certain markets where we operate. Demand for lodging in the travel industry, however, has generally not kept up with the growth in the supply of rooms. As a result, occupancy rates for hotels, including the Inns, have tended to remain constant or to decline. This condition is unlikely to change in the foreseeable future and may have a negative impact on our results of operations. In addition, there are numerous hotels, including those that are part of major chains with substantial advertising budgets, national reservation systems, marketing programs and greater name recognition than we have, that compete with the Inns in attracting travelers. Further, many of the Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of our Inn in that community. In several of the larger communities where our Inns are located, significant numbers of additional hotel rooms are currently under construction.

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

Risks of Real Estate Investments Generally
------------------------------------------

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

     Environmental laws and regulations could increase our costs or reduce the value of one or more of the Inns. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate the property, may adversely affect the owner's ability to borrow using that real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is owned or operated by that person. We cannot be certain that

     . there are no material claims or liabilities related to our ownership of the Inns,

     . future laws, ordinances or regulations will not impose any material environmental liability on us with respect to our Inns or land held for sale, and

     . the current environmental condition of the Inns will not be affected by operation of the Inns, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

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

Tax Risks
---------

     The following risks relate to our status as a REIT under federal income tax laws.

     Failure to qualify as a REIT would reduce the amount of cash available to distribute to our shareholders. We intend to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders, so long as it distributes at least 90% of its taxable income and satisfies certain other technical and complex requirements. Because our qualification as a REIT in our current and future taxable years depends upon our meeting the requirements of the Internal Revenue Code in future periods, we cannot be certain that we will continue to qualify as a REIT. If, in any taxable year, we were to fail to qualify as a REIT for federal income tax purposes, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification was lost. The additional tax liability resulting from the failure to so qualify would significantly reduce the amount of funds available for distribution to our shareholders.

     We may need to borrow funds in order to make the distributions to shareholders which the tax laws require. To obtain the favorable tax treatment associated with REITs, we generally will be required each year to distribute to our shareholders at least 90% of our net taxable income (excluding any net capital gain). In addition, we will be subject to tax on our undistributed net taxable income and net capital gain, and a 4% nondeductible excise tax on the amount, if any, by which certain distributions which we pay with respect to any calendar year are less than the sum of 85% of our ordinary net income plus 95% of our capital gain net income for the calendar year.

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

     Distributions are determined by our Board of Directors and depend on a number of factors, including the amount of cash available for distribution, our financial condition, any decision to reinvest rather than to distribute such funds, our capital expenditures, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors considers important. Accordingly, we cannot assure you that we will be able to maintain our required distribution rate. See --Taxation of Jameson-- Requirements for Qualification and -- Annual Distribution Requirements, below.

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

     Term. The Jameson Lease term expires on December 31, 2010, subject to earlier termination upon the occurrence of certain events. The Signature Lease expires December 31, 2012, also subject to earlier termination upon the occurrence of certain events.

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

     Under the Jameson Lease, base rent is payable monthly and equals $264 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2001, is based on the following formula:

     39% of the first $22.65 of average daily per room rental revenues; plus

     65% of all additional average daily per room rental revenues; less

     100% of the base rent paid for the same period.

     Under the Signature Lease, base rent is $394 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2001, is based on the following formula:

     37% of the first $38.00 of average daily per room rental revenues; plus

     65% of the next $10.00 of average daily per room rental revenues; plus

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

     On January 1, 2002, the $22.65 amount referred to above under the Jameson Lease and the $38.00 amount referred to under the Signature Lease will be increased based on the percentage increase in the Consumer Price Index for all Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 2001. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes the Consumer Price Index experienced over the most recently completed calendar year.

     Average daily per room rental revenues are determined by dividing room revenues realized by Jameson Hospitality over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Jameson Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues and exclude all credits, rebates and refunds, sales taxes and other excise taxes. Room revenues as defined in the Signature Lease are substantially the same as in the Jameson Lease. On or before March 1 of each year, Jameson Hospitality is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of Jameson's financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, which we earned under the Jameson Lease for the years ended December 31, 1998, 1999 and 2000 was $18.2 million, $22.7 million and $25.4 million, respectively. Total rent, including both base rent and percentage rent we earned under the Signature Lease for the period May 7, 1999 through December 31, 1999, and for the year ended December 31, 2000, was $11.5 million and $17.1 million, respectively.

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

     All alterations, replacements and improvements are subject to all the terms and provisions of the master leases and become the property of Jameson upon termination of a master lease. Through March 1, 2001, Jameson Hospitality had not undertaken any significant capital or non-capital alterations, replacements or improvements to the Inns.

     Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. A significant number of Jameson Inns have been constructed within the past two years and generally do not require any substantial renovation or refurbishment. However, Inns older than two years require periodic replacement of furniture, fixtures and equipment and the master leases require that we pay the costs of the refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Jameson Hospitality's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. Capital improvements in 2001 will be contracted to Kitchin Construction Company, a division of Jameson Hospitality, our general contractor for Inns that we build and for expansions of existing Jameson Inns.

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

     Termination of Master Leases on Disposition of Inns. If we enter into an agreement to sell or otherwise transfer an Inn, we may terminate the applicable master lease as to that Inn. However, if a master lease is terminated as to Inns comprising 25% or more of the total rooms of all of the Inns within a period of 12 consecutive months, we must compensate Jameson Hospitality for the loss of its leasehold interest or offer substitute hotels. Most of the Inns have been mortgaged to secure our indebtedness. In the event of a foreclosure sale (or transfer in lieu of foreclosure) of any Inn, the applicable master lease will terminate with respect to that Inn.

     Inventory. The master leases require all inventory required in the operation of the Inns to be acquired and replenished by Jameson Hospitality. Inventory includes: (1) cleaning supplies, (2) linens, (3) towels and (4) paper goods.

Growth Plans for 2001

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

     We have also begun to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider such alternatives.

     Development of New Inns. We believe that attractive opportunities exist for the development of new Jameson Inns in certain markets in the southeastern United States. Although we have no current plans to begin new development of Jameson Inns, we will continue to evaluate opportunities as they arise in targeted communities. With operating Jameson Inns in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia, we expect that any future development of Jameson Inns will occur in those states as well as in Kentucky and Louisiana. At December 31, 2000, Jameson had a total of 5 Jameson Inns under development (320 total additional rooms).

     We believe that Jameson has benefited significantly from its strategy of developing new Jameson Inns because of the experience and track record of Jameson and Jameson Hospitality in the development, construction and operation of Jameson Inns.

     In evaluating potential development sites, we target communities with strong industrial bases sufficient to attract business travelers. These communities typically have significant manufacturing facilities, state and federal government installations, or colleges and universities. We strive to locate our Inns in proximity to family-style restaurants and target markets which offer local community events (e.g. annual festivals, fishing tournaments, collegiate football games and other athletic events, graduation ceremonies, etc.) and/or tourist and recreational facilities (e.g. lakes, golf courses, hunting areas, etc.) attracting groups and individual discretionary and leisure travelers.

     Although we have no specific plans to construct new or expand existing Signature Inns, we will consider developing new Signature Inns according to our assessment of market demand, cost and other relevant factors.

     Expansion of Existing Jameson Inns. We anticipate expanding 9 Jameson Inns in 2001. We intend to continue to expand additional existing Jameson Inns whenever market conditions warrant. To date, we have expanded 34 Jameson Inns. Since Jameson Inns built prior to 1999 were initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inns. Accordinglywe have been able to earn returns on its investment by expanding Jameson Inns in markets with strong room demand. Also, as compared to the development of new Inns, expansion of existing Jameson Inns is a relatively lower risk growth strategy since we have an opportunity to assess local room demand and market trends based on our direct experience in developing and owning the existing hotel. We expect to employ substantially the same strategy regarding expansion of our currently operating Jameson Inns. The sites for new, interior-corridor Jameson Inns, however, and all of the current Signature Inn sites are fully developed and these properties cannot be expanded. In these markets, expansions will occur, if at all, through the acquisition of additional sites and the construction of new Inns.

     Jameson Hospitality as Contractor. We anticipate that Jameson Hospitality will act as general contractor for new Inns we build and for expansions of existing Jameson Inns. Each construction contract for a new Inn or a group of Inns provides for a turnkey price for all work performed under the contract subject to reduction, however, if Jameson Hospitality's profits (as defined in the construction contract) exceed 10%. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Inns, including interest charges we incur on the associated construction debt during construction and working with Jameson Hospitality to staff the Inn prior to opening. An independent architectural firm reviews each construction contract and each is also subject to approval by a majority of our independent directors. The average price charged by Jameson Hospitality for the 17 new Jameson Inns opened during 2000 and the one expanded Jameson Inn opened in 2000 was approximately $55,000 per room.

     Internal Growth. Through percentage rent, we participate in any increases in room revenues generated through increases in occupancy rates and average daily room rates or ADR of the Inns by Jameson Hospitality. Total rent payable under the Jameson Lease, including base rent and percentage rent, is limited, however, for each calendar year to 47% of Jameson Inn room revenues. Jameson Hospitality practices market-sensitive pricing, increasing room rates at particular Inns as market conditions in the specific communities warrant. The Inns' site managers receive a significant portion of their compensation based on achieving specified quarterly operating results.

     Marketing. Jameson Hospitality is responsible for marketing the Inns. It focuses on local efforts directed to the business community in the city or town where the particular Inn is located. Jameson Hospitality currently employs 16 direct sales managers, each of whom conducts and supervises direct sales for designated Inns. In addition, one of the key responsibilities of an Inn's manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. Jameson Hospitality employs billboards and other similar types of advertising and has two "800" numbers to facilitate reservations for the Inns. Since our acquisition of Signature, Jameson Hospitality has utilized the reservation system previously used for the Signature Inns. All Jameson Inns and Signatures have direct links to Global Distribution Systems ("GDS") for reservations which also interfaces with major electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus. This interface connects the Jameson and Signature Inns with travel agents nationally and internationally.

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

     While we have not incurred any such costs in connection with our ownership of the Inns or land parcels, we may be potentially liable for such costs. We are not aware of any potential material liability or claims for which we may be responsible. However, we cannot be certain that (1) there are no material claims or liabilities related to real property which we own; (2) future laws, ordinances or regulations will not impose any material environmental liability on us; or (3) the current environmental condition of the Inns will not be affected by their operations, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

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

Employees

     At December 31, 2000, we employed 17 persons. Our employees are also employees of Jameson Hospitality. Under a cost reimbursement agreement between Jameson and Jameson Hospitality, we reimburse Jameson Hospitality for the time that these shared employees spend on our business. For the year ended December 31, 2000, our reimbursement to Jameson Hospitality totaled approximately $962,000. None of our or Jameson Hospitality's employees is represented by a union or labor organization, nor have our or Jameson Hospitality's operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

     Jameson Hospitality. Jameson Hospitality leases and operates all completed Inns under the terms of the master leases. See --The Master Leases, above. Jameson Hospitality has also acted as contractor for the initial construction and expansion of all Jameson Inns. We expect Jameson Hospitality to serve as construction contractor for any further expansions of Jameson Inns, for construction of all new Jameson Inns and Signature Inns, and for renovation and refurbishment of all of our Inns.

     The names and certain other information concerning the executive officers of Jameson Hospitality are set forth below. At December 31, 2000, Jameson Hospitality had approximately 3,000 full- and part-time employees engaged in day-to-day management, marketing and construction of the Inns.

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

     The executive officers and key employees of Jameson Hospitality are the following:

     Name                 Position
     ----                 --------

     Thomas W. Kitchin    President and Chief Executive Officer
     William D. Walker    Vice President--Development
     Craig R. Kitchin     Vice President--Finance and Chief Financial Officer
     Steven A. Curlee     Vice President--Legal, General Counsel, Secretary
     Martin D. Brew       Treasurer and Corporate Controller
     Gregory W. Winey     Director of Hotel Operations
     Joseph H. Rubin      President of Kitchin Construction Company

     Set forth below is certain information concerning Jameson Hospitality's executive officers, managers and key employees.

     Thomas W. Kitchin is the founder and owner with his spouse of Jameson Hospitality. He is also the founder and has been an officer and director of Jameson since its incorporation in 1988. Prior to founding Jameson and the predecessors of Jameson Hospitality, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Association of Publicly Traded Companies, an association that represents public companies that trade on The Nasdaq Stock Market, New York Stock Exchange and American Stock Exchange; a director of the Georgia Hospitality and Travel Association; director of the American Hotel & Lodging Association; director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of a private school; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, president and chief financial officer of Jameson.

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

     Steven A. Curlee has been an officer of Jameson Hospitality and its predecessors since their inception. Also an officer of Jameson, he became general counsel and secretary of Jameson on January 1, 1993 and vice president-- legal in November 1997. From April 1985 to July 1992, he was general counsel of an oil and gas company listed on the American Stock Exchange. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. He continues to serve in the Navy Reserves, having attained the rank of Commander. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Master of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

     Martin D. Brew has been an officer of Jameson Hospitality and of Jameson since we acquired Signature in May 1999. Prior to joining Jameson Hospitality, he was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was also employed by KPMG LLP prior to his employment with Signature Inns. Mr. Brew has a B. S. degree in business from Indiana University and is a Certified Public Accountant.

     Gregory W. Winey is director of hotel operations of Jameson Hospitality. He joined Jameson Hospitality in April 1998 as a regional manager supervising the operations of 17 Jameson Inns. In October 1998 he became the director of operations supervising the operations of all Jameson Inns. Before joining Jameson Hospitality, he was with Promus Hotel Corporation from May 1991 to December 1997 serving in several capacities in hotel operations, most recently as a senior area manager overseeing the daily operations of 17 hotel properties, including Hampton Inns, Hampton Inn & Suites and Homewood Hotels. Prior to that he was a food and beverage manager for a 300-room Days Inn Hotel in Charlotte, North Carolina for one year, and prior to that he was employed for six years by Traveler's Management Corporation as an innkeeper and rooms division manager of a 432-room convention hotel.

     Joseph H. Rubin became president of Kitchin Construction Company, the construction division of Jameson Hospitality, LLC, in October 1999. Prior to joining Jameson, Mr. Rubin was president and chief executive officer of Abrams Industries, Inc., an Atlanta based commercial real estate developer and construction company, where he had been employed since 1979. Mr. Rubin earned a B.A. degree in economics at Guilford College and a J.D. degree at the University of North Carolina. He is a Certified Public Accountant and is licensed to practice law in Georgia and North Carolina.

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

     Investment Objectives and Policies. Our investment objective is to provide quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of Jameson. We will seek to accomplish these objectives through the ownership and leasing of the Inns to Jameson Hospitality, Jameson Hospitality's increases in the Inns' room revenues, selective development of additional Inns and, where deemed appropriate, renovations and expansions of the Inns. A key criterion for new investments will be the opportunity they offer for growth in funds from operations and cash available for distribution. For definitions and calculation of funds from operations and cash available from operations, see Item 7--Jameson Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We anticipate that we will conduct all of our activities directly, although Inns located in certain states are owned by our subsidiaries and we may participate with other entities in property ownership, through joint ventures, partnerships or other types of co-ownership.

     We intend to invest only in Jameson Inns and Signature Inns, although we may also hold temporary cash investments from time to time pending investment or distribution to stockholders. We may purchase or lease properties for long-term investment, expand and improve properties, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest.

     While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages, stock of other REITs and other real estate interests. Mortgage investments may include participating or convertible mortgages. However, we have not invested previously in mortgages or stock of other REITs, and do not presently intend to do so.

     Dispositions. We have recently signed contracts to sell two Jameson Inns located in South Carolina, and two Jameson Inns located in Georgia and one Signature Inn located in Ohio. While we have presently made no commitments to sell any other Jameson Inns or Signature Inns, we may consider in the future the disposal of several of our 40-room, exterior corridor Jameson Inn hotels and several Signature Inn hotels, all located in markets that have been under-performing. As of December 31, 2000, two operating Signature Inns and various outlots were classified as held for sale. We do not expect the sales of these properties to result in a significant gain or loss.

     Financing. In January 1997, we filed a shelf registration statement on Form S-3 (the "1997 Registration Statement") with the Securities and Exchange Commission (the "SEC") that provides for the issuance of an aggregate of up to $100 million in our common stock, preferred stock and common stock warrants to be offered and sold from time to time. On March 10, 1997, we completed the sale of 2,300,000 newly issued shares of our common stock. We used net proceeds of approximately $26 million to repay certain existing mortgage indebtedness at that date. In February 1998, our stockholders approved an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 20 million to 40 million shares and the authorized shares of preferred stock from 100,000 to 10 million shares. Following adoption of that amendment, in 1998 we sold, under the 1997 Registration Statement, 1,200,000 shares of our Series A preferred stock at an offering price of $25 per share. We used the approximately $28.5 million in net proceeds from the offering of Series A preferred stock to repay indebtedness and for general corporate purposes. In September 1999, we filed a post-effective amendment to the 1997 Registration Statement to permit us to sell up to 1,000,000 shares of our common stock at prevailing market prices through our designated sales agent, RCG Brinson Patrick, a division of Ramius Securities, LLC. During 1999, we sold a total of 61,100 shares of common stock at-the-market. These sales raised approximately $493,000 in net proceeds which we used to repay indebtedness and for general corporate purposes. During 2000, we made no additional sales through this shelf registration. We intend to use additional net proceeds, if any, from any sale of securities under the 1997 Registration Statement for the repayment of existing indebtedness, working capital and general corporate purposes.

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

     At December 31, 2000, we had outstanding an aggregate of approximately $207.1 million of mortgage debt, including approximately $1.4 million in construction debt. The construction debt provides for total borrowings of $12.2 million and is secured by mortgages on 5 Inns under construction.

     While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we have adopted a policy of limiting our outstanding indebtedness to 65% of the aggregate appraised values of the Inns. Our Board of Directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations, our ability to make dividend distributions to our stockholders and could, as a result, jeopardize our status as a REIT.

     Working Capital Reserves. Our policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of our business and investments.

     Policy Regarding Capital Expenditures. On July 1, 1995, we adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Jameson Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was Jameson Hospitality's. This policy now extends to the Signature Inns acquired in May 1999. For the period July 1, 1995, through December 31, 2000, 4% of room revenues equaled $10.5 million and we expended $16.1 million on items in that same period.

     Other Policies. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. We do not intend to (1) invest in the securities of other issuers for the purpose of exercising control over such issuer, (2) underwrite securities of other issuers or (3) actively trade in loans or other investments.

     We may make investments other than as previously described, although we do not currently intend to do so. We have the authority to repurchase or otherwise reacquire our common stock or any of our other securities and may engage in such activities in the future. In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but may include our common stock as well. As of December 31, 2000, no outstanding shares have been repurchased under the program. During the past five years, except in connection with the acquisition of billboard assets from Jameson Hospitality and the Signature merger, we have not issued Jameson common stock or any other securities in exchange for property, nor have we reacquired any of our common stock or any other securities; however, Jameson has authority to engage in such activities and may do so in the future. During the past five years, we have not made any loans to our officers, directors or other affiliates. We may in the future make loans to such persons and entities, including, without limitation, our officers, and to joint ventures in which we participate. During the last five years, we have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and we do not intend to do so in the future. Our Board of Directors may review and modify our policies with respect to such activities from time to time without the vote of the stockholders.

     At all times, we intend to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT unless, because of circumstances or changes in the Internal Revenue Code (or in the Treasury Regulations), our Board of Directors, with the consent of a majority of our stockholders, determines to revoke our REIT election.

     Conflicts of Interest. Because of Thomas W. Kitchin's ownership in and positions with Jameson and Jameson Hospitality, there are inherent conflicts of interest in the construction of new Jameson Inns and Signature Inns and the expansion and refurbishment of existing Inns by Jameson Hospitality. Conflicts of interest also exist in our dealings with Jameson Hospitality under the master leases, the construction and refurbishing contracts and under the cost reimbursement agreement between the two companies. See --The Master Leases; -- Growth Plans for 2001; Jameson Hospitality as Contractor; -- and Employees. In an effort to reduce the conflicts of interest, we have adopted a policy of requiring that any material transaction or arrangement between us and Jameson Hospitality, or an affiliate of either, is subject to approval by a majority of our independent directors. Further, Jameson Hospitality has agreed that neither it nor any of its affiliates will (1) operate or manage a hotel property in which we have not invested that is within a 20-mile radius of an Inn, or (2) own or have any interest in any Inn in which we or affiliates do not have an interest. In addition, Mr. Kitchin is prohibited under the terms of his employment agreement with us from owning, managing or operating, directly or indirectly, any hotel property other than the Jameson Inns during the term of his employment by us or, for two years following his employment, any hotel property within a 20-mile radius of a Jameson Inn.

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

     As long as we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our net income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" (at the corporate and shareholder levels) that generally results from investment in a corporation. However, we will be subject to federal income or excise tax as follows: First, we will be taxed at regular corporate rates on our REIT taxable income, which is defined generally as taxable income (subject to certain adjustments), including net capital gains, less dividends (or certain deemed dividends) paid to shareholders. Second, we will generally be subject to the "alternative minimum tax" if REIT taxable income plus any tax adjustments and preferences is greater than dividends paid to shareholders. Third, if we have (1) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of a trade of business or (2) other nonqualifying net income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. Fourth, if we have net income from prohibited transactions (generally certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), this income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% or 95% gross income tests discussed below and have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the net income attributable to the greater of the amount by which we fail the 75% or 95% gross income tests. Sixth, generally, if we fail to distribute to our shareholders during each calendar year an amount equal to our required distribution, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution amount over the amount actually distributed for the year. The amount of required distribution is equal to the sum of (1) 85% of our ordinary income for such year, (2) 90% of our REIT capital gain net income for such year and (3) the amount, if any, of the required distribution for the previous year over the amount actually distributed for that year.

     In addition, if during the 10-year period (the "Recognition Period") beginning on the first day of the first taxable year for which we qualified as a REIT, we recognize gain on the disposition of any asset held by us as of the beginning of such Recognition Period, then, to the extent of the excess of (1) the fair market value of such asset as of the beginning of such Recognition Period over (2) our adjusted basis in such asset as of the beginning of the Recognition Period (the "Built-In Gain"), such Built-In Gain, which may be reduced by certain net operating loss carryforwards, will be subject to tax at the highest regular corporate rate. The Recognition Period began January 1, 1994, and will expire December 31, 2003. Further, if we acquire any asset from a C corporation in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation (such as our acquisition of Signature Inns by reason of our acquisition of Signature Inns, Inc. on May 7, 1999), and we recognize gain on the disposition of such asset during the ten-year period beginning on the date on which such asset was acquired by us, then, to the extent of the Built-In Gain, such gain will be subject to tax at the highest regular corporate rate, pursuant to regulations that have not yet been promulgated. The amount of our Built-In-Gain based on the appraisals obtained in connection with our initial public offering in 1994 is approximately $8.1 million and will discourage a disposition by us of any Inn held at the time until after 2003. The amount of our Built-In Gain attributable to the Signature Inns acquisition is less than $1.0 million.

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

     . First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property" and, in certain circumstances, interest) or qualified temporary investment income.

     . Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, and from dividends and other types of interest and gain from the sale or disposition of stock or securities.

     Rents received by us under the master leases with Jameson Hospitality will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met.

     . First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the master leases should not disqualify rental income received from Jameson Hospitality.

     . Second, the Internal Revenue Code provides that rents received from a tenant, directly or indirectly, will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively owns 10% or more of such tenant (a "Related Party Tenant"). We believe that since January 1, 1994, we have satisfied, and we will use our best efforts to continue to satisfy this requirement. Therefore, Jameson Hospitality is not and should not become a Related Party Tenant of Jameson (by reason of our adherence to the Ownership Limit and the Related Party Limit).

     . Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Applicable Internal Revenue Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a REIT's adjusted bases of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT's aggregate adjusted bases of all real and personal property at the beginning and at the end of such taxable year. We have confirmed by numerical testing that the resulting rental income attributable to personal property since January 1, 1994 has been less than

          15%. We monitor these tests regularly. If we project that for any Inn for any taxable year the resulting rental income attributable to personal property may exceed 15% of all rental income, a portion of the personal property of that Inn may be sold by us to Jameson Hospitality, with the lease payments adjusted accordingly.

     . Finally, for rents received to qualify as "rents from real property," the REIT generally must not operate or manage the leased property or furnish or render services to the tenants of such property, other than through an independent contractor from whom the REIT derives no revenue; provided, however, we may directly perform certain services other than services which are considered rendered to the occupant of the property.

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

     Pursuant to IRS Revenue Ruling 55-540, if one or more of the following conditions are present, the master leases will instead be considered as conditional contracts for purchase and sale of the Inns:

     . portions of the periodic payments are made specifically applicable to an equity interest in the property to be acquired by Jameson Hospitality,

     . Jameson Hospitality will acquire title upon the payment of a stated amount of "rentals" under the contract which it is required to make,

     . the total amount which Jameson Hospitality is required to pay for a relatively short period of use constitutes an inordinately large proportion of the total sum required to be paid to secure the transfer of the title,

     . the agreed "rental" payments materially exceed the current fair rental value,

     . the property may be acquired under a purchase option at a price which is nominal in relation to the value of the property at the time when the option may be exercised, as determined at the time of entering into the original agreement, or which is a relatively small amount when compared with the total payments which are required to be made, and

     . some portion of the periodic payments is specifically designated as interest or is otherwise readily recognizable as the equivalent of interest.

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

     Any gross income derived from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. None of our assets are or have been held for sale to customers in the ordinary course of our business and we will not sell an Inn or associated property in the ordinary course of our business. Whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, we have since January 1, 1994 complied with and we will attempt to continue to comply with the terms of the safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that we can comply with the safe-harbor provisions of the Internal Revenue Code or avoid owning property that may be characterized as property held "primarily for sale to customers in the ordinary course of a trade or business."

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

Asset Tests

     At the close of each quarter of our taxable year, we must also satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by "real estate assets" which means (1) real property (including interests in real property and interests in mortgages on real property), (2) shares in other REIT's (3) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, and (4) cash, cash items (including receivables) and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of such issuer's outstanding voting securities. We have satisfied these asset tests since December 31, 1993, and we will use our best efforts to continue to satisfy such tests in the future.

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

Annual Distribution Requirements

     In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our shareholders in an amount at least equal to (A) the sum of (1) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and any net capital gain) and (2) 90% of our net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income. In addition, if we dispose of any asset during our Recognition Period, we will be required to distribute at least 90% of the Built-In Gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute our required distribution during each calendar year, we would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

     Since January 1, 1994, we have made, and we hereafter will make, timely distributions sufficient to satisfy all annual distribution requirements. However, it is possible that, from time to time, we may experience timing differences between (1) the actual receipt of income and actual payment of deductible expenses and (2) the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Therefore, we could have less cash available for distribution than would be necessary to meet our annual 90% distribution requirement or to avoid federal corporate income tax with respect to capital gain or the 4% nondeductible excise tax imposed on certain undistributed income. To meet the 90% distribution requirement necessary to qualify as a REIT or to avoid federal income tax with respect to capital gain or the excise tax, it could be necessary for us to borrow funds.

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


ITEM 2.   PROPERTIES.

     The Inns. The following tables set forth certain information about our 130 operating Inns at December 31, 2000.

                                        Year                  Number
                                       Opened/     Property     Of
Jameson Inns                          Expanded       Type      Rooms
------------                       --------------  --------   -------
ALABAMA:
  Albertville                             1994     Exterior      40
  Alexander City                     1994/1995     Exterior      60
  Arab                                    1995     Exterior      40
  Auburn                                  1997     Exterior      40
  Bessemer                           1999/2000     Exterior      60
  Decatur                            1996/1999     Exterior      58
  Eufaula                                 1996     Exterior      40
  Florence                           1996/1996     Exterior      63
  Greenville                              1996     Exterior      40

                                        Year                  Number
                                       Opened/     Property     Of
                                      Expanded       Type      Rooms
                                   --------------  --------   -------
  Jasper                             1997/1998     Exterior      58
  Oxford  (2)                             1997     Exterior      40
  Ozark                                   1995     Exterior      39
  Prattville                         1998/1999     Exterior      58
  Scottsboro (2)                          1998     Exterior      40
  Selma                              1992/1995     Exterior      59
  Sylacauga (2)                           1997     Exterior      40
  Trussville                         1998/1999     Exterior      60
  Tuscaloosa (1), (2)                     1997     Exterior      40
                                                              -----
     Subtotal (18 Inns)                                         875
                                                              =====

FLORIDA:
  Crestview                               2000     Interior      55
  Jacksonville                            2000     Interior      79
  Lake City                               1999     Interior      55
  Lakeland                                2000     Interior      67
  Ormond Beach                            2000     Interior      67
  Palm Bay                                2000     Interior      67
                                                              -----
     Subtotal (6 Inns)                                          390
                                                              =====

GEORGIA:
  Albany                             1995/1996     Exterior      62
  Americus                      1992/1993/1994     Exterior      77
  Bainbridge                         1994/1995     Exterior      60
  Brunswick                          1995/1996     Exterior      60
  Calhoun                            1988/1994     Exterior      59
  Carrollton                         1994/1995     Exterior      59
  Commerce                                1996     Exterior      40

                                      Year                  Number
                                    Opened/     Property      Of
                                    Expanded      Type      Rooms
                                    --------    --------    ------
Conyers                            1996/1999     Exterior      57
Covington                             1990       Exterior      38
Dalton                             1998/1999     Exterior      59
Douglas                               1995       Exterior      40
Dublin (1)                            1997       Exterior      40
Eastman                               1989       Exterior      41
Fitzgerald                            1994       Exterior      40
Greensboro                            1990       Exterior      40
Hartwell                              1992       Exterior      40
Jesup                              1990/1991     Exterior      60
Kingsland                             1998       Exterior      40
LaGrange                           1996/1998     Exterior      56
Macon                                 1997       Exterior      40
Newnan                                2000       Interior      67
Oakwood                               1997       Exterior      40
Perry                                 1998       Exterior      40
Pooler                                2000       Interior      55
Rome                                  1999       Interior      67
Statesboro                            1989       Exterior      39
Thomaston                          1990/1996     Exterior      60
Thomasville (1)                       1998       Exterior      39
Valdosta                           1995/1995     Exterior      55
Warner Robins                         1997       Exterior      59
Washington                            1990       Exterior      41
Waycross                           1993/1996     Exterior      60
Waynesboro                            1996       Exterior      40
Winder                                1988       Exterior      39
                                                            -----
 Subtotal (34 Inns)                                         1,709
                                                            =====

                                        Year                    Number
                                       Opened/     Property       Of
                                      Expanded       Type       Rooms
                                      --------    --------      ------
MISSISSIPPI:
 Grenada                                1999       Exterior      39
 Jackson                                2000       Interior      67
 Meridian                            1999/1999     Exterior      59
 Pearl                                  2000       Interior      67
 Tupelo                              1998/1998     Exterior      60
 Vicksburg                           1999/1999     Exterior      59
                                                                ---
  Subtotal (6 Inns)                                             351
                                                                ===

NORTH CAROLINA:
 Asheboro                               1997       Exterior      40
 Dunn                                   1998       Exterior      40
 Eden                                   1998       Exterior      39
 Forest City                         1997/1998     Exterior      59
 Garner                                 1998       Exterior      40
 Goldsboro                              2000       Interior      67
 Greenville                             1998       Exterior      40
 Henderson                              2000       Interior      67
 Hickory                             1998/1999     Exterior      59
 Laurinburg                             1997       Exterior      40
 Lenoir                                 1998       Exterior      39
 Roanoke Rapids                         1998       Exterior      39
 Sanford                                1997       Exterior      40
 Smithfield                             1998       Exterior      40
 Wilson                                 1997       Exterior      39
                                                                ---
  Subtotal (15 Inns)                                            688
                                                                ===

                                        Year                    Number
                                      Opened/      Property       Of
                                      Expanded       Type       Rooms
                                      --------    --------     ------

SOUTH CAROLINA:
 Anderson                            1993/1994     Exterior      57
 Cheraw                              1995/1999     Exterior      57
 Duncan                                 1998       Exterior      40
 Easley (2)                             1995       Exterior      40
 Gaffney                             1995/1997     Exterior      58
 Georgetown (2)                         1996       Exterior      40
 Greenwood                           1995/1996     Exterior      64
 Lancaster (2)                          1995       Exterior      40
 Orangeburg (2)                         1995       Exterior      40
 Seneca (2)                             1996       Exterior      40
 Simpsonville                           1996       Exterior      40
 Spartanburg                            1998       Exterior      40
 Union                                  1997       Exterior      40
                                                                ---
  Subtotal (13 Inns)                                            596
                                                                ===

TENNESSEE:
 Cleveland                            1998/1999    Exterior      60
 Decherd                                1997       Exterior      40
 Columbia                               2000       Interior      55
 Gallatin                             1999/1999    Exterior      59
 Greenville                             2000       Interior      55
 Jackson                                2000       Interior      67
 Johnson City                           1997       Exterior      59
 Kingsport                              2000       Interior      55
 Oak Ridge                              1999       Interior      79
 Tullahoma                              1997       Exterior      40
                                                                ---
  Subtotal (10 Inns)                                            569
                                                                ===

                                        Year                   Number
                                      Opened/      Property      Of
                                      Expanded       Type       Rooms
                                      --------    --------     ------

VIRGINIA:
 Harrisonburg                             2000     Interior      67
 Martinsville                             2000     Interior      55
                                                                ---
  Subtotal (2 Inns)                                             122
                                                                ===

JAMESON INN TOTAL (104 Inns)                                  5,300
                                                              =====
(1)  Land is subject to a ground lease.
(2)  A 20-room expansion of this Inn is planned for 2001.


Signature Inns
--------------
                                                              Number
                                   Year          Property       Of
                                  Opened           Type        Rooms
                                  ------         --------     ------
INDIANA:
 Indianapolis North                 1981           Interior     137
 Fort Wayne                         1982           Interior     102
 Castleton                          1983           Interior     125
 Lafayette                          1983           Interior     121
 Muncie                             1984           Interior     101
 Southport                          1985           Interior     101
 Indianapolis East                  1985           Interior     101
 Indianapolis West                  1985           Interior     101
 Kokomo                             1986           Interior     101
 Evansville                         1986           Interior     125
 Terre Haute                        1987           Interior     150
 Elkhart                            1987           Interior     125
 South Bend                         1987           Interior     123
 Carmel                             1997           Interior      81
                                                              -----
  Subtotal (14 Inns)                                          1,594
                                                              =====

                                                              Number
                                    Year          Property      Of
                                   Opened           Type       Rooms
                                   ------        --------     ------

OHIO:
 Cincinnati (North)                 1985           Interior     130
 Cincinnati (Northeast)             1985           Interior      99
 Columbus                           1986           Interior     125
 Dayton                             1987           Interior     125
                                                              -----
  Subtotal (4 Inns)                                             479
                                                              =====

KENTUCKY:
 Florence                           1987           Interior     125
 Louisville South                   1988           Interior     119
 Louisville East (2)                1997           Interior     119
                                                              -----
  Subtotal (3 Inns)                                             363
                                                              =====

ILLINOIS:
 Normal                             1988           Interior     124
 Peoria                             1988           Interior     124
 Springfield (1)                    1996           Interior     124
                                                              -----
  Subtotal (3 Inns)                                             372
                                                              =====

IOWA:
 Bettendorf                         1989           Interior     119
                                                              =====

TENNESSEE:
 Knoxville                          1989           Interior     124
                                                              =====

SIGNATURE INNS TOTAL (26 Inns)                                3,051
                                                              =====
________________

     (1) Land is subject to a ground lease.
     (2) Operates as both a Best Western and a Signature Inn.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 2000 which required the solicitation of any proxies.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          As of March 22, 2001, there were approximately 3,300 holders of record of our common stock and, we estimate, approximately 9,500 beneficial holders of our common stock.

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

                                                Jameson Common Stock (1)
                                                ------------------------

                                                                          Cash
                                                                     Dividends
                                                High       Low       Per Share
                                                ----       ---       ---------

          1999
          ----
          First Quarter                     $   9.38      $ 7.63        $ .240

          Second Quarter                       10.00        8.31          .240

          Third Quarter                         9.75        8.25          .245

          Fourth Quarter                        8.88        7.00          .245

          2000
          ----
          First Quarter                         7.75        6.50          .245

          Second Quarter                      7.8125        6.50          .245

          Third Quarter                       8.3125       7.125          .245

          Fourth Quarter                      7.5625        5.50          .245
____________
(1)       Our common stock trades on The Nasdaq National Market under the symbol
          "JAMS."

          We intend to continue making regular quarterly distributions to our stockholders. Our cash available for distribution is generally an amount equal to our net income from operations plus the amount of non-cash expenses we record, such as amortization, depreciation and stock compensation expenses, less amounts we believe should be retained for working capital purposes, debt service or anticipated capital expenditures. In recent quarters, our dividend distribution have exceeded our cash available for distribution. Unless our board of directors determines otherwise, we currently intend to continue the dividend distributions at the current rate. However, in order to do this we may be required to obtain additional financing or sell some of our assets.

          During the period of February 2000 to November 2000, we issued approximately 54,000 shares of our common stock under our 1995 Dividend Reinvestment and Stock Purchase Plan in excess of the number of shares included in the registration statement covering sales of our shares under that plan. This oversale was inadvertent. Because of the relatively small number of shares involved, the prices at which the shares were issued and the relatively short statute of limitations covering actions for public sales of unregistered shares, we believe our potential liability for this oversale is nominal at most. On February 20, 2001, a registration statement was filed and became effective with respect to shares to be issued under our recently adopted 2001 Dividend Reinvestment and Stock Purchase Plan. Thus, the offer and sale of all shares issued pursuant to the 2001 plan have been covered by this registration statement.


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

          Historical financial and operating information includes all Inns owned by us, including both those under development as well as operating Inns; however, due to our development of new Jameson Inns and expansion of existing Jameson Inns, the information is not comparable between periods. Historical financial and operating information includes all Jameson Inns and Signature Inns combined financial results. The historical financial data for Signature Inns was prepared from the audited financial statements and filings of Signature for each of the years in the period ended December 31, 1998. The information for the year ended December 31, 1999 assumes the Signature Inns were operated by Jameson Hospitality for the entire year. Historical operating results, including net income, may not be comparable to future operating results.

                              JAMESON INNS, INC.
                        SELECTED FINANCIAL INFORMATION
         (dollars in thousands, except per share data, ADR and REVPAR)


                                                  December 31,
                                                  ------------

                                         2000         1999         1998         1997         1996
                                         ----         ----         ----         ----         ----

Balance Sheet Data:
Investment in real estate (before
  accumulated depreciation)          $  372,415   $  320,960   $  168,880   $  117,515   $   80,816

Net investment in real estate           334,091      296,583      152,125      104,931       70,611
Total assets                            346,725      322,852      156,329      107,606       73,985
Total mortgage debt                     207,145      173,958       53,697       29,625       22,317
Stockholders' equity                    126,741      136,303       98,869       75,161       50,763


                                                      Year Ended December 31,
                                                      ----------------------

                                           2000         1999         1998         1997         1996
                                          -----         ----         ----         ----         ----
Financial Data:
Lease revenues                       $   43,232   $   34,669   $   18,230   $   12,966   $    9,376
Expenses:
 Depreciation                            14,620       10,397        5,636        3,898        2,670
 Property and other taxes and
  insurance expense                       4,541        3,200        1,541        1,107          733
  General and administrative
  expenses                                1,405        1,117          575          445          499
  (Gain) loss on disposal of
  furniture and equipment                  (283)         755          508          144           48
  Write-off and amortization of
  offering costs                            176          100            -            -            -
  Loss on impairment of
  real estate                                 -            -        2,507            -            -
                                     ----------   ----------   ----------   ----------   ----------
Income from operations                   22,773       19,100        7,463        7,372        5,426
 Interest expense, net of
  amounts capitalized                   (14,942)      (8,429)      (1,656)        (778)      (1,386)
 Other income                                48          100            -            -            -
                                     ----------   ----------   ----------   ----------   ----------
Income before
 extraordinary item                       7,879       10,771        5,807        6,595        4,040
Extraordinary loss                           88            -          134          689          989
                                     ----------   ----------   ----------   ----------   ----------
Net income                                7,791       10,771        5,673        5,906        3,051
Preferred stock dividends                 6,696        5,387        2,188            -            -
                                     ----------   ----------   ----------   ----------   ----------
Net income attributable to
  common stockholders                     1,095        5,383        3,485        5,905        3,051
Basic earnings before
 extraordinary item                        0.11         0.51         0.37         0.72         0.65
Diluted earnings before
 extraordinary item                        0.10         0.51         0.36         0.70         0.63
Basic earnings per
 Common share                              0.10         0.51         0.36         0.64         0.49

                                                      Year Ended December 31,
                                                      ----------------------

                                           2000         1999         1998         1997         1996
                                          -----         ----         ----         ----         ----
Diluted earnings per
 Common share                              0.10         0.51         0.35         0.63         0.48
Dividends paid per
 Common share                              0.98         0.97         0.94         0.90         0.86
Cash flow provided by
 operating activities                    37,201       23,202       13,845       11,911        6,626
Cash flow used in
 investing activities                   (51,818)     (40,228)     (55,845)     (37,362)     (23,548)
Cash flow provided by
 financing activities                    14,063       19,057       42,161       25,581       16,895

Other Data:
Funds from operations (1)            $   16,016   $   16,658   $   12,270   $   10,637   $    6,758
Ratio of earnings to fixed
 charges and preferred stock
 dividends (2)                             0.98         1.25         1.50         5.21         2.84

---------------------------------------------------------------------------------------------------
Jameson Inns:

Occupancy rate                             57.1%        60.0%        61.7%        64.9%        66.9%

ADR                                  $    54.92   $    53.05   $    50.60   $    47.25   $    45.80

REVPAR                               $    31.34   $    31.84   $    31.21   $    30.68   $    30.64

Room Revenues (3)                    $   53,989   $   48,358   $   38,787   $   27,588   $   19,950

Room nights available                 1,688,485    1,485,849    1,216,998      878,056      634,549

Operating hotels (at period end)            104           88           81           62           43

Rooms available (at period end)           5,300        4,241        3,748        2,924        2,107

                                                      Year Ended December 31,
                                                      ----------------------

                                           2000       1999 (4)     1998 (4)     1997 (4)     1996 (4)
                                           -----      --------   ----------   ----------     --------

Signature Inns:

Occupancy rate                             55.9%        57.9%        61.5%        64.0%        65.2%

ADR                                  $    64.81   $    63.41   $    61.48   $    58.68   $    57.56

REVPAR                               $    36.21   $    36.73   $    37.81   $    37.53   $    37.55

Room Revenues (3)                    $   42,107   $   42,817   $   43,971   $   42,960   $   39,850

Room nights available                 1,116,674    1,116,535    1,114,960    1,080,263    1,020,758

Operating hotels (at period end)             26           26           26           26           24

Rooms available (at period end)           3,051        3,059        3,059        3,059        2,859

-----------

(1) In October 1999, NAREIT issued a clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of operating property will continue to be excluded from the calculation of FFO. Funds from operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of Jameson's cash needs. Funds from operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity.

(2) For purposes of computing these ratios, earnings have been calculated by adding fixed charges (excluding capitalized interest and preferred stock dividends) to income before extraordinary item. Fixed charges consist of interest costs whether expensed or capitalized, amortization of debt discounts and issue costs whether expensed or capitalized and preferred stock dividends in applicable periods. Jameson paid preferred stock dividends in 2000, 1999 and 1998.

(3) The master leases between Jameson and Jameson Hospitality with regard to the Jameson Inns and the Signature Inns define "Room Revenues" to include gross room rentals, revenues from telephone charges, vending machine payments and other miscellaneous revenues and excludes all credits, rebates and refunds, sales taxes and other excise taxes.

(4) Assumes that the Signature Inns were owned as of January 1 of the respective year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion in conjunction with our historical consolidated financial statements and those of Jameson Hospitality and the accompanying notes which are included in this report.

General

          The following table shows certain historical financial and other information for the years indicated.


                                            Year Ended December 31
                                            ----------------------

                                         2000         1999         1998
                                         ----         ----         ----

Occupancy rate                           56.6%        60.0%        61.7%

ADR                                $    58.81   $    56.36   $    50.60

REVPAR                             $    33.28   $    33.83   $    31.21

Room rental revenues (000s)        $   93,352   $   74,246   $   37,982

                                           Year Ended December 31
                                           ----------------------

                                         2000         1999         1998
                                         ----         ----         ----
Other Inn revenues (000s)          $    2,744   $    2,181   $      804

Room Revenues (000s)               $   96,096   $   76,427   $   38,787

Room nights available               2,805,159    2,194,613    1,216,998

Operating Inns (at period end)            130          114           81

Rooms available (at period end)         8,351        7,300        3,748

          We have grown from a hotel chain with four Jameson Inns at January 1, 1990, to 104 Jameson Inns and 26 Signature Inns in operation at December 31, 2000. In addition, we have 5 Jameson Inns under development (352 rooms). From our inception in 1988 until December 31, 1993, we were engaged in the business of developing, owning and managing Jameson Inns. As part of our development activities, we engaged in development and construction of new Jameson Inns. On December 31, 1993, we reorganized by divesting ourselves of the subsidiary corporations through which we conducted our construction activities, securities brokerage activities and aviation operations. In addition, we transferred our outdoor advertising business to Jameson Hospitality's predecessor. We no longer manage or operate our Inns upon their completion, but limit our primary activities to developing and owning the properties. Effective January 1, 1994, our primary source of revenue became lease payments by Jameson Hospitality which leases and operates our Inns under the master leases.

          Effective April 2, 1999, our subsidiary, Jameson Outdoor Advertising Company, acquired certain assets of Jameson Hospitality consisting of billboards, ground leases for the sites on which the billboards are erected and other related assets. As consideration for these assets we issued 72,727 shares of our 9.25% Series A preferred stock, paid cash in the amount of $400,000 and assumed liabilities in the amount of approximately $700,000. We obtained an opinion from Interstate/Johnson Lane Corporation that the terms of the transaction were fair from a financial standpoint to us and to our shareholders. In order to maintain our REIT status, these assets are leased to and operated by Jameson Hospitality which pays us annual rentals on each of the billboards. Rental payments from these assets totaled approximately $608,000 in 2000 and $474,000 in 1999.

          On May 7, 1999, we merged with Signature Inns, Inc. which owned and operated a chain of limited service hotels in the Midwest. In this merger, we acquired 25 Signature Inns and an interest in a limited partnership which owned an additional Signature Inn. In December 1999, we acquired the outstanding limited partnership interest in that partnership, dissolved the partnership and took direct ownership of the hotel property. As a result of these transactions, at December 31, 2000, we owned a total of 26 Signature Inns located in six midwestern states. All of the Signature Inns are also leased to Jameson Hospitality.

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

          The master leases provide for the payment of base rent and percentage rent. For the year ended December 31, 2000, we earned a combined base rent and percentage rent in the aggregate amount of $25.4 million from rental of Jameson Inns and $17.2 million from rental of Signature Inns. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our 104 operating Jameson Inns and 26 Signature Inns, particularly with respect to occupancy, ADR and REVPAR, is appropriate for understanding our lease revenue (see --Funds from Operations; Cash Available for Distribution, below, for the calculation of ADR and REVPAR).

          We have also begun to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider any such alternatives.

Results of Operations

          Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

          Our lease revenue for 2000 increased 24.6% to $42.6 million as compared to $34.2 million for 1999. The increase was due to an increase in Jameson Hospitality's room revenues. Additionally, revenue from the rental of billboards increased from $474,000 in 1999 to $608,000 in 2000, reflecting a full twelve months of lease rentals. The billboards were acquired in April of 1999.

          As a result of the following factors, Jameson Hospitality's room revenues rose 25.8%, from $76.4 million for 1999 to $96.1 million in 2000:

          . The number of room nights available at our Inns increased from 2,194,613 in 1999 to 2,805,159 in 2000, or 27.8%, due to the
               acquisition of Signature Inns in May 1999 resulting in 407,910 additional room nights available and the opening from January 1999 through December 2000 of 17 new Jameson Inns (1,079 total additional rooms) and the expansion of one existing Jameson Inn (20 total additional rooms), offset partially by the sale of two Jameson Inns, Milledgeville, Georgia (100 rooms) in July 1999 and Clinton, Tennessee (40 rooms) in February 2000.

          . The occupancy rate for all Inns decreased from 60.0% for 1999 to 56.6% for 2000. The decrease in overall occupancy of the Inns is attributable primarily to:

               . additional competition in certain markets in which our Inns are located, and

               . the impact from our recently opened larger interior-corridor properties which achieved start-up occupancies which are lower than our mature hotel properties.

          . The ADR for all Inns increased 4.3% from $56.36 in 1999 to $58.81 in 2000.

          Jameson Hospitality's Same Inn Room Revenues for Jameson Inns for 2000 compared to 1999 declined to $43.9 million from $44.1 million due to a decrease in the occupancy rate of these Inns from 61.2% in 1999 to 59.2% in 2000, partially offset by an increase in ADR from $52.93 to $54.23 for these Inns and the expansion of one of these Inns since January 1999.

          Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for 2000 was $1.4 million, as compared to $1.1 million for 1999, due to additional costs resulting from our increased size and more time spent by shared employees on our business matters as compared to Jameson Hospitality's.

          Our property and other taxes and insurance expenses totaled $4.5 million in 2000, compared with $3.2 million for 1999. The increase is attributable primarily to the increase in the number of Inns as a result of the Signature acquisition in May 1999, the construction and expansion of Jameson Inns and an increase in state franchise taxes of $147,000.

          Our interest expense increased from $8.4 million in 1999 to $14.9 million in 2000. This was the result primarily of interest rate increases and greater amounts of average principal indebtedness outstanding as a result of our assumption of $67.1 million of mortgage indebtedness in connection with the Signature acquisition in May 1999 and increased indebtedness related to the development of new Jameson Inns.

          Our depreciation expense increased from $10.4 million in 1999 to $14.6 million in 2000, due primarily to the Signature acquisition in May 1999 and an increase in the number of operating Jameson Inns.

          Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

          Our lease revenue for 1999 increased 87.9% to $34.2 million as compared to $18.2 million for 1998. The increase was due to an increase in Jameson Hospitality's room revenues. Additionally, we received $474,000 in lease rentals from the billboards we acquired in April of 1999.

          As a result of the following factors, Jameson Hospitality's room revenues rose 97.0%, from $38.8 million for 1998 to $76.4 million in 1999:

          . The number of room nights available at our Inns increased from 1,216,998 in 1998 to 2,194,613 in 1999, or 80.3%, due primarily to our acquisition of Signature in May 1999, which accounted for 708,764 of the additional room nights available, and to the opening from January 1998 through December 1999 of 27 new Jameson Inns (1,150 total additional rooms) and 15 expansions of existing Jameson Inns (290 total additional rooms).

          . The occupancy rate for all Inns decreased from 61.7% for 1998 to 60.0% for 1999. The decrease in overall occupancy of the Inns is attributable primarily to:

               .    additional competition in certain markets, and

               . the expansion of several high occupancy Jameson Inns which then experienced lower occupancy rates because of the additional rooms available.

          .    ADR increased 11.4% from $50.60 in 1998 to $56.36 in 1999 due primarily to the addition of the Signature Inns which experienced an ADR of $63.31 for the period of May 7, 1999, through December 31, 1999.

          Jameson Hospitality's Same Inn Room Revenues for Jameson Inns for 1999 compared to 1998 grew to $35.4 million from $33.7 million, or 5.0%. The growth is due to an increase in ADR from $50.48 to $52.87 for these Inns and the expansion of 11 of these Inns since January 1998, partially offset by a decrease in the occupancy rate of these Inns from 63.6% in 1998 to 62.3% in 1999.

          Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for 1999 was $1.1 million, compared to $592,000 for 1998, due to additional costs resulting from our increased size and more time spent by shared employees on our business matters as compared to Jameson Hospitality's.

          Our property and other taxes and insurance expenses totaled $3.2 million in 1999, compared with $1.5 million for 1998. The increase is attributable primarily to the increase in the number of Inns as a result of the Signature acquisition in May 1999 and to the construction and expansion of Jameson Inns.

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

            Funds From Operations; Cash Available For Distribution

          The following table illustrates our calculation of funds from operations and cash available for distribution on a historical basis for the years ended December 31, 2000, 1999 and 1998 (unaudited):

                                               Year Ended December 31,
                                               -----------------------

                                            2000         1999          1998
                                            ----         ----          ----
                                                 (dollars in thousands)

Net income available to common
  stockholders                            $ 1,095      $ 5,383       $ 3,485

Add:

 Depreciation expense                      14,620       10,396         5,636

 Adjustment for equity share of hotel
  limited partnership                          --           24            --

 Amortization of offering costs               176           --            --

 Loss on disposals                             37          755           508

 Write-off of offering costs                   --          100            --

 Extraordinary item                            88           --           134

 Loss on impairment of real estate             --           --         2,507
                                          -------      -------       -------
Funds from operations                      16,016       16,658        12,270

Add:

 Loan fee amortization expense                597          228           114

Less:

 Additions to reserve for furniture,
  fixtures and equipment (1)               (3,844)      (3,057)       (1,551)

 Required loan principal repayments        (5,288)      (2,365)         (146)
                                          -------      -------       -------
Cash available for distribution           $ 7,481      $11,464       $10,687
                                          =======      =======       =======
__________
(1) This amount equals 4% of the room revenues of our Inns for the respective period.

Liquidity and Capital Resources

          We expect to continue to develop additional Jameson Inns and to expand existing Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of new Jameson Inns and Signature Inns entirely with bank borrowings. While we believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth. At December 31, 2000, we had approximately $207.1 million in outstanding debt.

          We have $14.5 million in lines of credit (the "Lines"). At December 31, 2000, we had drawn down $1.9 million under the Lines with $12.6 million remaining available credit. Loans made under the Lines bear interest at rates which are adjustable annually to a spread over the prime rate plus .375 to 1.0 percentage points. The minimum annual interest rate payable is 7% and the maximum is 12%. The annual interest rates at December 31, 2000 ranged from 9.125% to 10%. $8.9 million of these loans are secured by mortgages on 9 Jameson Inns, $5.0 million are secured by mortgages on 3 Signature Inns and $577,000 is secured by billboards. Payments of interest are due monthly, and monthly payments of principal and interest commence at various dates except for the line secured by the billboards. Principal under each term loan under the Lines is amortized using a 15- or 20-year period and is payable in full at various dates through 2005. We use the Lines to purchase land and to supplement the financing of construction and refurbishing costs, and certain other operating needs including the payment of dividends and other operating expenses. We anticipate that we will need additional financing to continue our historic growth pattern and to maintain the current level of our dividend distributions.

          In December 1999 and January 2000, we refinanced indebtedness by issuance of adjustable rate economic development revenue refunding bonds in the aggregate principal amount of $12,115,000 secured by four Signature Inns. The bonds mature on December 1, 2016, subject to prior optional and mandatory redemption, and are subject to mandatory purchase under certain conditions. The interest rates on the bonds adjust weekly and were 5.25% at December 31, 2000.

          Historically, we have utilized construction and long-term mortgage financing to fund the balance of construction costs of Inns not funded under the Line. For each new Jameson Inn to be built, we generally obtain a construction loan for 60% to 65% of total construction costs. After an 18-month interest-only period, each construction loan converts to a long-term mortgage financing upon completion of the Inn without any further action by us, amortized over a 15 or 20 year period and payable in full seven years from its inception. The interest rate on each of the loans adjusts annually, to rates ranging from the then prevailing prime rate plus .125% to prime plus .375%. As of December 31, 2000, the construction loans are secured by mortgages on five of the Jameson Inns under construction.

          As of December 31, 2000, we had a total of five Jameson Inns under construction with total remaining construction costs, excluding land and closing costs, expected to total $20.6 million when the projects are complete. For these properties, we had obtained commitments for construction loans totaling $12.2 million, with remaining availability of $10.9 million at December 31, 2000. The nine Inn expansions planned for 2001 are expected to total $8.1 million when the projects are complete. We intend to obtain construction loan commitments prior to construction. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Lines and proceeds from the refinancing of Inns with increased borrowing capacity.

          Since we presently intend to rely primarily on borrowings for construction and permanent financing of new Inns and for the expansion of existing Jameson Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter us from constructing new Jameson Inns or expanding existing Jameson Inns. The availability of such financing depends on a number of factors over which we have no control, including general economic conditions, the economic and competitive environments of the communities in which the Inns are located and the level and stability of long-term interest rates. We are also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

          In January 1997, we filed a shelf registration statement on Form S-3 with the SEC to provide additional financing. In September 1999, we filed a post-effective amendment to that registration statement. See Item 1. Business-- Policies and Objectives with Respect to Certain Activities--Financing for a description of the registration statement and post-effective amendment.

          In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but they may include our common stock as well. As of December 31, 2000, no shares have been repurchased under the program.

          As with most real estate investments, our investments in the Inns and billboards are relatively illiquid and such illiquidity is further increased by the location of many Jameson Inns in small communities. As a result, the ability of Jameson to sell or otherwise dispose of any Inn to provide liquidity will be very limited.

          We have four stock incentive plans in place. As of December 31, 2000, 264,149 shares of our common stock were reserved for future grants and options to purchase 920,721 shares of our common stock were outstanding (including 522,471 which were exercisable). In addition, as of December 31, 2000, 415,370 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality are restricted as to sale until fully vested in 2006 through 2010.

          On February 20, 2001, we registered with the Securities and Exchange Commission the issuance of 200,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan that was approved by our board of directors on February 9, 2001. Our Dividend Reinvestment and Stock Purchase Plan provides holders of our common and preferred stock with a convenient method of investing cash dividends and voluntary cash payments in additional shares of our common stock. We intend to use the net proceeds to be received by us from the sale of the shares of common stock under the plan for working capital and other corporate purposes.

Inflation

          Operators of hotels in general possess the ability to adjust room rates quickly. Jameson Hospitality raised its room rates for Jameson Inns by approximately 1.6% in 1998, 2.7% in 1999 and 3.4% in 2000 and by approximately 2.7% for Signature Inns since May 1999. Nevertheless, competitive pressures have limited, and may in the future limit, Jameson Hospitality's ability to raise rates in the face of inflation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2001 annual meeting under the headings "Proposal One -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

          The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2001 annual meeting under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2001 annual meeting under the heading "Principal Stockholders and Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2001 annual meeting under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.   Financial Statements of Jameson Inns, Inc.

          Report of Independent Auditors                                 F-2

          Consolidated Balance Sheets as of December 31, 2000 and 1999   F-3

          Consolidated Statements of Operations for each of the three
          years ended December 31, 2000, 1999 and 1998                   F-4

          Consolidated Statements of Stockholders' Equity for each of
          the three years ended December 31, 2000, 1999 and 1998         F-5

          Consolidated Statements of Cash Flows for each of the three
          years ended December 31, 2000, 1999 and 1998                   F-6

          Notes to Consolidated Financial Statements                     F-8

               2.   Financial Statement Schedules

          Schedule III-Real Estate and Accumulated Depreciation          F-34

          Notes to Schedule III                                          F-40

          All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

               3.   Financial Statements of Jameson Hospitality, LLC

          Report of Independent Auditors                                 F-43

          Consolidated Balance Sheets as of December 31, 2000, and
          1999                                                           F-44

          Consolidated Statements of Operations for each of the three
          years ended December 31, 2000, 1999 and 1998                   F-45

          Consolidated Statements of Members Capital for each of the
          three years ended December 31, 2000, 1999 and 1998             F-46

          Consolidated Statements of Cash Flows for each of the three
          years ended December 31, 2000, 1999 and 1998                   F-47

          Notes to Consolidated Financial Statements                     F-49

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

          (c)  1.   The following exhibits are filed as part of this Annual
          Report or incorporated herein by reference:


                 Exhibit
                 Number   Description
                 ------   -----------

                    1.1 -- Sales Agency Agreement by and among Jameson Inns,
                           Inc., RGC Brinson Patrick, a division of Ramius Securities, LLC, and Jameson Hospitality, LLC, dated September 3, 1999, incorporated by reference to
                           Exhibit 1.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

                    3.1 -- Articles of Incorporation of the Registrant
                           incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File No. 33-71160

                    3.2 -- Articles of Amendment to the Articles of
                           Incorporation of the Registrant incorporated by reference to Exhibit 3.1.2 to the Registration Statement filed on Form S-11, File No. 33-71160

                    3.3 - Articles of Amendment to the Articles of Incorporation of the Registrant setting forth the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A Cumulative Preferred Stock the Registrant incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

                    3.4 - Articles of Amendment to the Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2 (Amendment No. 2 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

                    3.5 - Articles of Amendment to the Articles of Incorporation of the Registrant amending the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A Cumulative Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

                    3.6 - Articles of Amendment to the Articles of Incorporation of the Registrant amending the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit
                           3.5 to the Registration Statement on Form S-4, File No. 333-74149

                    3.7 - Articles of Amendment to the Articles of Incorporation of the Registrant setting forth the Designation of Preferences, Rights, Privileges and Restrictions of the $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 3.7 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

                    3.8 -  Bylaws of the Registrant incorporated by reference to
                           Exhibit 3.2.1 to the Registration Statement on Form S-11, File No. 33-71160

                    3.9 - Amendment to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2.2 to the Registration Statement on Form S-11, File No. 33-71160

                    3.10 - Amendment No. 2 to the Bylaws of Registrant
                           incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K for the year ended December 31, 1995

                    3.11 - Amendment No. 3 to the Bylaws of Registrant
                           incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3, File No. 333-55916

                    4.1 - Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (File No. 33-71160)

                    4.2 - Specimen certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No.000-23256)

                    4.3 - Specimen certificate of $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

                   10.1 - Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

                   10.2 - Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

                   10.3 - Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

                   10.4 - Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

                   10.5 - Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

                   10.6 - Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to
                           Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

                   10.7 -  Schedule of documents substantially similar to
                           Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

                   10.8 -  Schedule of documents substantially similar to
                           Exhibit 10.6
                    incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

            10.9 -- Master Lease Agreement (relating to Signature Inns)
                    incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

           10.10 -- Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

           10.11 -- Cost Reimbursement Agreement between Jameson Inns., Inc. and Jameson Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

           10.12 -- Form of Construction Contract between Jameson Inns., Inc., and Jameson Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.13 -- Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

           10.14 -- Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit
                    10.23 to the Registration Statement on Form S-11, File No. 33-71160

           10.15 -- Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.16 -- 1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.17 -- Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.18 -- Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.19 -- Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.20 -- Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

           10.21 -- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit
                    10.25 to the Registration Statement on Form S-11, File No. 33-71160

           10.22 -- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit
                    10.26 to the Registration Statement on Form S-11, File No. 33-71160

           10.23 -- Form of Indemnification agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to
                    Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

           10.24 -- Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

           10.25 -- Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit
                    10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

           10.26 -- Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to
                    Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.27 -- Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to
                    Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

           10.28 -- Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

           10.29 -- Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns., Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

           10.30 -- Asset Purchase Agreement by and among Jameson Outdoor Advertising Company, Jameson Inns, Inc. and Jameson Hospitality, LLC dated as of January 4, 1999 incorporated by reference to Exhibit 10.30 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

           10.31 -- Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

           10.32 -- Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Jameson Hospitality, LLC for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns,

                    Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

           10.33 -- Schedule of documents substantially similar to Exhibit 10.32 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

           10.34 -- Employment contract with Thomas W. Kitchin dated July 27, 2000, incorporated by reference to Exhibit 10.1 to the Report for the quarter ended September 30, 2000

           10.35 -- Employment contract with Craig R. Kitchin dated July 27, 2000, incorporated by reference to Exhibit 10.2 to the Report for the quarter ended September 30, 2000

           10.36 -- Employment contract with William D. Walker dated July 27, 2000, incorporated by reference to Exhibit 10.3 to the Report for the quarter ended September 30, 2000

           10.37 -- Employment contract with Steven A. Curlee dated July 27, 2000, incorporated by reference to Exhibit 10.4 to the Report for the quarter ended September 30, 2000

           10.38 -- Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000

           10.39 -- Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000

           10.40 -- Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000

           10.41 -- Schedule of documents substantially similar to Exhibit 10.40

           10.42 -- Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note

           10.43 -- Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance

           10.44 -- Schedule of documents substantially similar to Exhibit 10.43

            21.1 -- Subsidiaries of the Registrant

            23.1 -- Consent of Ernst & Young LLP

                              Jameson Inns, Inc.


                       Consolidated Financial Statements


                    Years ended December 31, 2000 and 1999



                                   Contents



Report of Independent Auditors..................................  F-2

Consolidated Financial Statements

Consolidated Balance Sheets.....................................  F-3
Consolidated Statements of Operations...........................  F-4
Consolidated Statements of Stockholders' Equity.................  F-5
Consolidated Statements of Cash Flows...........................  F-6
Notes to Consolidated Financial Statements......................  F-8


                        Report of Independent Auditors

The Board of Directors
Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



February 8, 2001
Atlanta, Georgia

                              Jameson Inns, Inc.

                          Consolidated Balance Sheets

                                                         December 31
                                                    2000             1999
                                            ---------------------------------
Assets
Operating property and equipment                $365,243,811     $318,601,921
Property and equipment held for sale               7,171,688        2,358,504
Less accumulated depreciation                    (38,324,641)     (24,377,453)
                                            ---------------------------------
                                                 334,090,858      296,582,972

Cash                                               1,976,592        2,531,009
Restricted cash                                      636,126       12,616,482
Lease revenue receivable                           5,782,118        6,941,315
Deferred finance costs, net                        3,690,409        2,942,324
Other assets                                         549,382        1,237,643
                                            ---------------------------------
                                                $346,725,485     $322,851,745
                                            =================================

Liabilities and Stockholders' equity
Mortgage notes payable                          $207,145,362     $173,957,998
Accounts payable and accrued expenses                553,443        1,269,334
Accounts payable to affiliates                     6,820,370        6,475,510
Accrued interest payable                           1,461,280          972,544
Accrued property taxes                             2,336,416        2,178,719
Preferred stock dividends payable                  1,667,183        1,694,595
                                            ---------------------------------
                                                 219,984,054      186,548,700

Stockholders' equity:
 Preferred stock, 1,272,727 shares
  authorized, 9.25% Series A Cumulative
  Preferred Stock, $1 par value,
  liquidation preference $25 per share,            1,272,727        1,272,727
  1,272,727 shares issued and outstanding



 Preferred stock, 2,256,000 shares
  authorized, 8.5% Series S Cumulative
  Convertible Preferred Stock, $1 par
  value, liquidation preference $20 per
  share, 2,191,500 shares (2,256,000 in            2,191,500        2,256,000
  1999) issued and outstanding




 Common stock, $.10 par value, 40,000,000
  shares authorized, 11,554,238 shares
  (11,083,952 in 1999) issued and                  1,155,424        1,108,395
  outstanding


 Additional paid-in capital                      123,148,771      132,692,914
 Retained deficit                                 (1,026,991)      (1,026,991)
                                            ---------------------------------
Total stockholders' equity                       126,741,431      136,303,045
                                            ---------------------------------
                                                $346,725,485     $322,851,745
                                            =================================

See accompanying notes.

                              Jameson Inns, Inc.

                     Consolidated Statements of Operations



                                                        Year ended December 31
                                                  2000            1999           1998
                                          -----------------------------------------------
Lease revenue                                  $43,231,727     $34,668,532    $18,229,748

Expenses:
 Property and other tax expense                  3,670,841       2,634,056      1,059,040
 Insurance expense                                 869,601         566,351        481,932
 Depreciation                                   14,619,521      10,396,468      5,636,079
 General and administrative expenses             1,405,343       1,116,520        574,688
 (Gain) loss on disposal of real
  estate                                          (283,258)        755,214        507,718
 Amortization of offering costs                    176,281          99,724              -
 Loss on impairment of real estate                       -               -      2,507,000
                                          -----------------------------------------------
Total expenses                                  20,458,329      15,568,333     10,766,457
                                          -----------------------------------------------
Income from operations                          22,773,398      19,100,199      7,463,291
Interest expense, net of capitalized
 amounts                                        14,942,749       8,429,007      1,656,240
Equity in income of hotel limited
 partnership                                             -          75,462              -
Other income                                        48,085          23,913              -
                                          -----------------------------------------------
Income before extraordinary loss                 7,878,734      10,770,567      5,807,051
Extraordinary loss-early
 extinguishment of debt                             87,816               -        133,951
                                          -----------------------------------------------
Net income                                       7,790,918      10,770,567      5,673,100
Less preferred stock dividends                   6,696,144       5,387,248      2,188,050
Net income attributable to common         -----------------------------------------------
 stockholders                                  $ 1,094,774     $ 5,383,319    $ 3,485,050
                                          ===============================================

Per common share:
 Income before extraordinary loss:
   Basic                                       $       .11     $       .51    $       .37
   Diluted                                     $       .10     $       .51    $       .36
 Net income:
   Basic                                       $       .10     $       .51    $       .36
   Diluted                                     $       .10     $       .51    $       .35



See accompanying notes.

                              Jameson Inns, Inc.

                Consolidated Statements of Stockholders' Equity

                                        Preferred      Preferred
                                          Stock          Stock         Common      Contributed     Retained    Stockholders'
                                        Series A        Series S        Stock        Capital       Deficit         Equity
                                        ------------------------------------------------------------------------------------
Balance at January 1, 1998              $         -   $        -     $  977,408   $ 75,210,464   $(1,026,991)   $ 75,160,881
 Issuance of preferred and common
  stock, net of offering expense          1,200,000            -          4,253     27,839,002                    29,043,255
 Exercise of stock options                                     -          5,930        353,089                       359,019
 Vesting of restricted stock grants                            -          1,990         60,442                        62,432
 Common stock dividends ($0.94 per
  share)                                                       -              -     (3,784,845)   (5,457,255)     (9,242,100)
 Preferred stock dividends ($1.82
  per share)                                                   -              -     (1,972,205)     (215,845)     (2,188,050)
 Net income                                                    -              -                    5,673,100       5,673,100
                                        ------------------------------------------------------------------------------------
Balance at December 31, 1998              1,200,000                     989,581     97,705,947    (1,026,991)     98,868,537
 Issuance of preferred and common
  stock, net of offering expense             72,727    2,256,000        117,341     39,585,070             -      42,031,138
 Exercise of stock options                        -            -          1,501        100,302             -         101,803
 Vesting of restricted stock grants               -            -            (28)        67,653             -          67,625
 Common stock dividends ($.97 per
  share)                                          -            -              -     (4,072,307)   (6,077,070)    (10,149,377)
 Preferred stock dividends-Series S
  ($1.70 per share)                               -            -              -              -    (2,486,112)     (2,486,112)
 Preferred stock dividends -
  Series A ($2.31 per share)                      -            -              -       (693,751)   (2,207,385)     (2,901,136)
 Net income                                       -            -              -              -    10,770,567      10,770,567
                                        ------------------------------------------------------------------------------------
Balance at December 31, 1999              1,272,727    2,256,000      1,108,395    132,692,914    (1,026,991)    136,303,045
 Issuance of common stock, net of
  offering expense                                -            -          7,211        492,658             -         499,869
 Vesting of restricted stock grants               -            -         33,110        271,066             -         304,176
 Conversion of Series S Preferred
  Stock                                           -      (64,500)         6,708       (143,771)            -        (201,563)
 Common stock dividends ($.98 per
  share)                                          -            -              -    (10,164,096)   (1,094,774)    (11,258,870)
 Preferred stock dividends-Series S
  ($1.70 per share)                               -            -              -              -    (3,557,370)     (3,557,370)
 Preferred stock dividends - Series
  A ($2.31 per share)                             -            -              -              -    (3,138,774)     (3,138,774)
 Net income                                       -            -              -              -     7,790,918       7,790,918
                                        ------------------------------------------------------------------------------------
Balance at December 31, 2000            $ 1,272,727   $2,191,500     $1,155,424   $123,148,771   $(1,026,991)   $126,741,431
                                        ====================================================================================

See accompanying notes.

                               Jameson Inns, Inc.

                     Consolidated Statements of Cash Flows


                                                    Year ended December 31
                                             2000            1999             1998
                                     -------------------------------------------------

Operating activities
Net income                               $  7,790,918    $ 10,770,567     $  5,673,100
Adjustments to reconcile net income
 to cash provided by operating
 activities:
  Extraordinary loss                           87,816               -          133,951
  Depreciation and amortization            15,216,932      10,624,136        5,750,186
  Equity in income of hotel limited
   partnership                                      -         (75,462)               -
  Amortization of offering costs              176,281          99,724                -
  (Gain) loss on disposal of
   property and equipment                    (283,258)        755,214          507,718
  Stock-based compensation expense            304,176          67,625           62,432
  Loss on impairment of real estate                 -               -        2,507,000
  Changes in assets and liabilities
   increasing (decreasing) cash:
     Lease revenue receivable               1,159,197      (4,651,562)        (832,081)
     Restricted cash                       11,980,356         882,592                -
     Other assets                             511,981        (894,526)        (206,712)
     Accounts payable and accrued            (715,891)        730,989          (13,681)
      expenses
     Accounts payable to affiliates           344,860       4,605,402          (98,778)
     Accrued interest payable                 488,736          (7,893)         185,679
     Accrued property taxes and
      other accrued liabilities               138,733         295,263          176,294
                                     -------------------------------------------------
Net cash provided by operating             37,200,837      23,202,069       13,845,108
 activities

Investing activities
Acquisition of Signature Inns and
 billboards, net                                    -          92,092                -
Proceeds from disposition of land,
 property and equipment                     2,060,575       1,441,586                -

Additions to property and equipment       (53,878,540)    (41,761,690)     (55,844,810)
                                     -------------------------------------------------
Net cash used in investing activities     (51,817,965)    (40,228,012)     (55,844,810)

                               Jameson Inns, Inc.

                                                              Year ended December 31
                                                       2000            1999             1998
                                                ------------------------------------------------
Financing activities
Common stock dividends paid                        $(11,258,870)   $(10,149,377)    $ (9,242,100)
Preferred stock dividends paid                       (6,723,556)     (4,386,403)      (1,494,300)
Proceeds from issuance of preferred
 and common stock, net of offering
 expense                                                499,869         977,230       29,043,255
Proceeds from exercise of stock
 options                                                      -         101,803          359,019
Conversion of Series S preferred
 stock                                                 (201,563)              -                -
Proceeds from mortgage notes payable                 75,711,945      62,003,310       53,936,020
Payment of deferred finance costs                    (1,440,533)     (2,001,251)        (576,922)
Payments on mortgage notes payable                  (42,524,581)    (27,488,737)     (29,863,474)
Net cash provided by financing                  ------------------------------------------------
 activities                                          14,062,711      19,056,575       42,161,498
                                                ------------------------------------------------

Net change in cash                                     (554,417)      2,030,632          161,796
Cash at beginning of year                             2,531,009         500,377          338,581
                                                ------------------------------------------------
Cash at end of year                                $  1,976,592    $  2,531,009     $    500,377
                                                ================================================

Supplemental information
Interest paid, net of interest
 capitalized                                       $ 15,258,820    $  8,746,028     $  2,252,778
                                                ================================================
State income and franchise taxes paid              $    213,004    $     16,226     $     17,353
                                                ================================================

See accompanying notes.

                              Jameson Inns, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 2000

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

At December 31, 2000, there were 104 Jameson Inns in operation in nine Southeastern states and 26 Signature Inns in operation in six Midwestern states, with a total of 8,351 rooms. In 2001, five additional Jameson Inns will be developed and nine expansions of existing Jameson Inns will be completed.

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

                              Jameson Inns, Inc.

2. Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Costs incurred to acquire and open new Inn locations or to expand or renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs and real estate taxes. Interest costs of $1,686,879 and $1,596,925, were capitalized in 2000 and 1999, respectively.

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and three to five years (furniture, fixtures and equipment). Billboards are depreciated over ten years (see Note 5).

Deferred Finance Costs

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn. Amortization of deferred finance costs is included in interest expense in the consolidated statements of operations. Accumulated amortization totaled $963,600 and $397,018 as of December 31, 2000 and 1999, respectively.

                              Jameson Inns, Inc.

2. Accounting Policies (continued)

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such since January 1, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 95% (90% in 2001) of its taxable income to its shareholders and satisfies certain other requirements defined in the Code.

The Company uses the liability method of accounting for income taxes, which amounts have not been material since the REIT election.

Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense.

See Note 8 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123").

Financial Instruments

The Company considers its cash, restricted cash and mortgage notes payable to meet the definition of financial instruments as prescribed by Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2000 and 1999, the carrying value of the Company's financial instruments approximated their fair value.

                              Jameson Inns, Inc.

2. Accounting Policies (continued)

Restricted Cash

Restricted cash at December 31, 1999 primarily represents amounts that have been funded from bond issuances, held in trust, to retire four outstanding bonds payable. In January 2000, $12,115,000 of the restricted cash was used to retire such bonds. At December 31, 2000, the restricted cash balance is restricted under the requirements of the bond indentures.

Principles of Consolidation

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 2000, the Company had one wholly-owned and two 99.8%-owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company's Chairman and CEO and members of his family own the remaining 0.2% of these two subsidiaries.

For 1999, the equity in income in hotel limited partnership represents the Company's 40% general partnership interest in the Carmel, Indiana Signature Inn limited partnership. The investment was accounted for using the equity method of accounting whereby the Company recorded its proportionate share of the partnership's income. On December 28, 1999, the Company purchased the remaining 60% partnership interest, therefore, the operations of the partnership beginning December 28, 1999 are consolidated in the Company's financial statements.

Earnings Per Share

Net income attributable to common stock is reduced by all preferred stock dividends declared through the end of the period.

Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock.

                              Jameson Inns, Inc.

2. Accounting Policies (continued)

Earnings Per Share (continued)

Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding shares of Preferred Stock, outstanding restricted shares of Common Stock and outstanding stock options, using the treasury stock method and the average stock price during the period. The potential conversion of the Convertible Series S Preferred Stock has been excluded from the dilutive earnings per share calculation as the effects of redemption would be antidilutive.

3. Property and Equipment

Property and equipment consists of the following at December 31:

                                                     2000              1999
                                            -----------------------------------
      Land and improvements                      $ 58,922,401      $ 57,449,978
      Buildings                                   253,407,237       208,229,439
      Furniture, fixtures and equipment            42,816,001        30,262,230
      Billboards                                    2,783,076         2,537,437
      Construction in process                       7,315,096        20,122,837
                                            -----------------------------------
      Operating property and equipment            365,243,811       318,601,921
      Property and equipment held for sale          7,171,688         2,358,504
      Accumulated depreciation                    (38,324,641)      (24,377,453)
                                            -----------------------------------
                                                 $334,090,858      $296,582,972
                                            ===================================

In 1996, the Company adopted Financial Accounting Standards Board Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations or held for sale when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1998, the Company recognized a $2,507,000 loss on impairment of real estate related to one of its properties. In 1999 the property was sold and the sales price approximated its carrying value. No impairment losses have been recognized in 2000 or 1999.

                              Jameson Inns, Inc.

3. Property and Equipment (continued)

Based on a review of its investment portfolio at December 31, 2000, the Company has determined that two operating hotel properties do not meet its investment criteria. Accordingly, the Company has decided to sell the properties and therefore the properties are classified as held for sale in the accompanying balance sheet. In addition, the Company owns several parcels of land mainly adjacent to operating Inns which are held for sale. The hotel properties and parcels of land held for sale are recorded at the lower of cost or fair value less anticipated selling costs.

At December 31, 1999, one property that had been determined as not meeting the Company's investment criteria was classified as held for sale on the Company's balance sheet. In February 2000, the Company closed on the sale of this hotel property. The sales price, less selling costs, approximated the carrying amount.

4. Merger with Signature Inns, Inc.

On May 7, 1999, the Company completed its merger with Signature Inns, Inc. In the merger, the Company acquired 25 Signature Inns and a 40% general partnership interest in a partnership which owned one Signature Inn. Immediately prior to the merger, the Signature operating assets were sold to, and the liabilities pertaining to the operations of the Signature Inns were assumed by JH. In connection with the merger, the Company entered into a new master lease with JH covering the 25 wholly-owned Signature Inns (Note 6).

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

                              Jameson Inns, Inc.

4. Merger with Signature Inns, Inc. (continued)

The purchase price of Signature approximated $46.3 million, consisting of $2.6 million in cash, the issuance of 1,051,846 shares of Jameson Common Stock (at $9.125 per share), 2,256,000 shares of Jameson Series S Preferred Stock (at $13.375 per share), and merger related costs of approximately $4.0 million. The purchase price was allocated to the fair value of the net assets acquired as follow:

           Cash                                       $   6,721,951
           Restricted cash                                1,384,074
           Hotel limited partnership                      1,079,675
           Property and equipment                       108,332,245
           Amount due from affiliates                       398,447
           Accounts payable and accrued expenses           (277,580)
           Accrued interest payable                        (630,001)
           Accrued property taxes                        (1,411,796)
           Mortgage notes payable                       (69,231,797)
                                                      -------------
                                                      $  46,365,218
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

                              Jameson Inns, Inc.

4. Merger with Signature Inns, Inc. (continued)

The following presents the unaudited pro forma results of operations for 1999 and 1998 as if the purchase and all related transactions were consumed on January 1, of the respective period for the year ended December 31. Such information reflects the allocation of the purchase price.

                                                      1999             1998
                                               --------------------------------

     Pro forma:
      Lease revenues                                 $39,626,806    $35,081,173
      Income before extraordinary items               10,616,738      9,481,780
      Extraordinary items                                      -        133,951
                                               --------------------------------
     Net income                                       10,616,738      9,347,829
     Preferred stock dividends                         6,736,336      6,023,250
                                               --------------------------------
     Net income attributable to common stock         $ 3,880,402    $ 3,324,579
                                               ================================

     Pro forma earnings per share:
      Basic earnings per common share:
        Income before extraordinary items            $       .36    $       .32
        Extraordinary items                                    -           (.01)
                                               --------------------------------
        Net income                                   $       .36    $       .31
                                               ================================

      Diluted earnings per common share:
        Income before extraordinary items            $       .35    $       .31
        Extraordinary items                                    -           (.01)
                                               --------------------------------
        Net income                                   $       .35    $       .30
                                               ================================

                              Jameson Inns, Inc.

5. Acquisition of Outdoor Advertising Assets of Jameson Hospitality, LLC

On April 2, 1999, the Company completed the acquisition of the outdoor advertising assets and certain related operations of JH. These assets consist of approximately 100 roadside billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties, is placed. These billboards were leased to JH and continue to be used for similar types of advertising. Consideration of $2,381,000 paid to JH consisted of (i) 72,727 newly issued shares of the Company's Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000 which is secured by mortgages on the billboards and the revenues generated therefrom.

6. The Leases

The Company has entered into master leases, whereby all of the operating Inns are leased to JH. Therefore, all of the lease revenue and related receivables are derived from these leases.

The Jameson and Signature leases, which expire December 31, 2010 and 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent is payable monthly and equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, based upon rooms available at the beginning of the relevant month.

Percentage Rent is payable quarterly and is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by JH during the relevant period. For Jameson Inns, the percentage is 39% of such revenues up to $21.91 per day per room in 2000, plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $36.76 per day per room in 2000, plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

                              Jameson Inns, Inc.

6. The Leases (continued)

Total rent for the Jameson Inns in any calendar year may not exceed 47% of total room rental revenues for that year. The $21.91 and $36.76 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2001 was $22.65 and $38.00 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $28,900,248, $20,998,052 and $10,501,920 in 2000, 1999, and
1998, respectively, and assuming no change in rooms available after December 31, 2000, the base rent for 2001 and thereafter would total $31,215,528 per year until the Lease expires.

The Lease requires the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company intends to maintain cash reserves or sufficient access to borrowings equal to 4% of room revenues of JH, less amounts expended to date, to fund the Company's future capital expenditures for such replacements and refurbishments. JH is required to pay all other costs and expenses incurred in the operations of the Inns.

                              Jameson Inns, Inc.

7. Mortgage Notes Payable

As of December 31, long-term debt consists of:

                                                              2000            1999
                                                          ------------------------------
Notes payable:
 Terms ranging from four to twenty-one years, due in
   monthly installments of principal and interest with
   remaining unpaid balances payable at maturity, which
   range from 2001 to 2017.  At December 31, 2000 the
   Company had $3.8 million of availability. Interest
   rates are adjusted annually and range from 8.62% to
   10.75% and are mainly adjustable to a spread above
   the prime rate or Treasury securities at December 31,
   2000. Secured by mortgages on 103 Inns.                  $175,051,374   $108,534,789


Term of twenty years and interest accrues at 3.75%
   above a weekly average yield on Treasury securities,
   adjusted annually (9.4% at December 31, 2000).
   Principal and interest payments are due monthly
   through maturity in 2019. Secured by mortgages on
   14 Inns.                                                   16,427,808     16,780,358


Terms of seventeen years due in annual installments of
   principal and bi-annual installments of interest with
   any unpaid balances payable in December 2016.
   Interest rates are adjusted weekly and were 5.25% at
   December 31, 2000. Secured by mortgages on 4 Inns.         11,805,000     12,115,000


Term of five years due in monthly installments of
   principal and interest with unpaid balance payable at
   maturity in December 2004. Interest rate is fixed at
   9.50%. Secured by Company billboards.                         531,924        646,984

                              Jameson Inns, Inc.

7. Mortgage Notes Payable (continued)

                                                                        2000         1999
                                                                     ------------------------
Lines of credit:
 $8.92 million line of credit convertible to term notes due
   at various dates through 2004. At December 31, 2000, the
   Company had $7.0 million of availability. The Line bears
   interest at initial annual rates ranging from 8.875% to 9.0%, adjusted annually to the prime rate plus .375% to .5%, with a floor of 7% and a cap of 12% (9.125% to 10% at
   December 31, 2000). Payments of interest are due monthly,
   and monthly payments of principal and interest commence
   at various dates using a 15 to 20-year amortization period and payable at various maturities in 2003 to 2004. Secured
   by mortgages on 9 Inns.                                              1,925,227   13,332,203


 $5.0 million secured line of credit available to draw on at
   December 31, 2000. The line bears interest at initial
   annual rates of 9.625%, adjusted annually to prime plus .625%.
   Payments of interest are due monthly through December
   2001. Beginning January 2002, principal and interest are
   due with the principal balance payable at maturity in
   December 2005.                                                               -            -


 $600,000 line of credit secured by Company billboards.  At
   December 31, 2000, the Company had $576,914 available
   to borrow. The line bears interest at prime plus 1% (10.5%
   at December 31, 2000). Payments of interest are due
   monthly with the principal balance payable upon maturity
   in December 2001.                                                       23,086       23,082


Construction obligations:
 $12.2 million total commitments.  As of December 31, 2000,
   $10.8 million was available for borrowing. The construction loans have terms of seven years and are due in monthly
   installments of interest only for 18 months and principal
   and interest using a 15-year amortization period until
   maturity in 2006 and 2007. Interest rates are adjusted
   annually to the then prevailing prime rate plus .125% to
   .375%. Interest rates at December 31, 2000 ranged from
   8.375% to 9.875%. Secured by 5 Inns under construction.              1,380,943   10,410,577

                              Jameson Inns, Inc.

 $12,115,000 of bonds payable at December 31, 1999, secured
   by restricted cash, with interest at 9.8%.  In January
   2000, all such bonds were retired utilizing the Company's
   restricted cash.                                                               -         12,115,000
                                                                       -------------------------------
                                                                       $207,145,362       $173,957,998
                                                                       ===============================

                              Jameson Inns, Inc.

7. Mortgage Notes Payable (continued)

At December 31, 2000 and 1999, approximately $333.0 and $286.5 million, respectively, of the Company's net book value of property and equipment collateralized the mortgage notes payable. At December 31, 2000 and 1999, the carrying value of the long-term debt approximated its fair value.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2000:



             2001                                    $  7,682,345
             2002                                      17,848,943
             2003                                      15,634,465
             2004                                      20,290,213
             2005 and thereafter                      145,689,396
                                                     ------------
                                                     $207,145,362
                                                     ============


As a result of the early extinguishment of certain debt in 2000 and 1998, the Company incurred extraordinary losses of $87,816 and $133,951, in 2000 and 1998, respectively, comprised of the unamortized deferred finance costs and prepayment penalties.

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

Holders of Series A and Series S Preferred Stock generally will have no voting rights except as required by law. In addition, certain changes to the terms of the Series A and Series S Preferred Stock that would be materially adverse to the rights of holders of the Series A and Series S Preferred Stock cannot be made without the affirmative vote of holders of at least a majority of the outstanding Series A and Series S Preferred Stock.

The Series S Preferred Stock is convertible into the Company's common stock, at the option of the holder at the stated Conversion Price (as defined). Additionally, at any time on or after February 1, 2000, the Company has the right to redeem any, or all, of the Series S Preferred Stock, plus accrued and unpaid dividends, at the Redemption Price, as defined, which ranges from $20.00 to $20.97 per share (depending on the date of redemption). The holders do not have the option to redeem the Series S Preferred Stock. During 2000, 64,500 shares of the Series S Preferred Stock were converted into common stock.

The Series A Preferred Stock is not convertible into or exchangeable for any other property or securities.

                              Jameson Inns, Inc.

8. Stockholders' Equity (continued)

Preferred Stock (continued)

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

Stock Options

The Company has four stock option plans. The Company adopted the 1993 Stock Incentive Plan ("1993 Plan") to provide incentives to attract and retain officers and key employees of both the Company and JH. This Plan provides for a number of shares equal to 10% of the Company's outstanding common shares (excluding shares issued pursuant to exercises of options granted under this Plan). In 1996, the Jameson 1996 Stock Incentive Plan ("1996 Plan") was adopted and 500,000 additional shares were reserved for issuance. As of December 31, 2000 the Company had a total of 1,465,240 shares reserved for issuance, including 264,149 shares available for future option grants and restricted stock under the 1993 and 1996 Plans.

The Director Stock Option Plan ("1995 Director Plan") reserved 150,000 shares of Common Stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance.

                              Jameson Inns, Inc.

8. Stockholders' Equity (continued)

Stock Options (continued)

In addition, the Company adopted the 1997 Director Stock Option Plan ("1997 Director Plan") which reserved 200,000 shares of Common Stock and provides that at time of the Company's approval of the plan and subsequently upon each annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 2000, a total of 350,000 options are reserved for issuance under the 1995 Director Plan and the 1997 Director Plan, including 215,000 options available for future option grants.

                               Jameson Inns, Inc.

8. Stockholders' Equity (continued)

Stock Options (continued)

A summary of the stock option activity follows:

                                                                                                  Weighted
                                                      Number               Range of               Average
                                                        of              Exercise Price         Exercise Price
                                                      Shares              Per Share              Per Share
                                                -------------------------------------------------------------

Options outstanding December 31, 1997                    807,851         $ 6.65 - $11.75            $ 9.87

 Granted in 1998                                         175,000         $9.125 - $11.375           $10.63
 Exercised in 1998                                       (50,737)        $ 6.65 - $10.875           $ 7.07
 Forfeited in 1998                                       (84,000)        $10.00 - $11.75            $11.39
                                                ----------------
Options outstanding December 31, 1998                    848,114         $ 6.65 - $11.75            $10.04

 Granted in 1999                                         231,835         $7.125 - $ 9.75            $ 7.91
 Exercised in 1999                                       (14,758)        $ 6.65 - $ 7.25            $ 7.11
 Forfeited in 1999                                      (175,220)        $ 7.25 - $11.75            $11.03
                                                ----------------

Options outstanding December 31, 1999                    889,971         $ 6.65 - $11.75            $ 9.38

 Granted in 2000                                         130,500         $ 6.94 - $ 7.25            $ 7.07
 Exercised in 2000                                             -         $    -   $                 $    -
 Forfeited in 2000                                       (99,750)        $ 7.00 - $11.75            $ 9.06
                                                ----------------
Options outstanding December 31, 2000                    920,721         $ 6.94 - $11.75            $ 9.02
                                                ================

Options exercisable:
 December 31, 1998                                       417,714         $ 6.65 - $11.75            $ 8.71
                                                ================
 December 31, 1999                                       458,971         $ 6.65 - $11.75            $ 9.02
                                                ================
 December 31, 2000                                       522,471         $ 6.94 - $11.75            $ 9.22
                                                ================

The average contractual life remaining on options outstanding at December 31, 2000 was 6.89 years.

                               Jameson Inns, Inc.

8. Stockholders' Equity (continued)

Restricted Stock

In 2000, 1999 and 1998, the Company awarded 334,500, 4,750, and 20,821 shares, respectively of Common Stock to certain officers and employees of the Company and JH, under the provisions of the 1996 Plan. The shares vest ten years after date of grant, assuming the individual is continuously employed by one of the two companies at that date. Holders are entitled to all dividends prior to forfeiture or full vesting. As of December 31, 2000, 415,370 restricted shares of common stock remain outstanding; the balance were forfeited and returned to the Company.

Compensation expense resulting from the stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant; and is being recorded over the ten-year vesting period using the straight line method, net of forfeitures. The expense recorded was $304,176 in 2000, $67,625 in 1999 and $62,432 in 1998.

Pro Forma Effects of Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998; risk-free interest rates of 4.10% to 6.80%; a dividend yield of 10% in 2000 and 8% in 1999 and 1998; a volatility factor of the expected market price of the Company's Common Stock of .199, .151, and .196, respectively; and an expected life of the option of 3 to 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:

                                                                        2000           1999           1998
                                                                      -------------------------------------
Pro forma net income (in 000's)                                        $ 989         $5,310         $3,419
Pro forma earnings per share-basic                                     $ .09         $  .50         $  .35
Pro forma earnings per share-diluted                                   $ .09         $  .50         $  .34

Dividend Reinvestment Plan

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. The plan allows existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plan also allows existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 2000, 1999, and 1998, 72,102, 60,459, and 41,726 shares, respectively, were purchased through dividend reinvestments and additional cash purchases.

                               Jameson Inns, Inc.

8. Stockholders' Equity (continued)

Warrants

As a part of its initial public offering, the Company issued and had warrants outstanding to purchase up to 260,000 shares of Common Stock at an exercise price of $14.85 per share; the warrants were exercisable in whole or in part from date of grant until January 26, 1999. The warrants expired on that date with no exercises.

                               Jameson Inns, Inc.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        2000                    1999                    1998
                                                   -------------------------------------------------------------
Numerator
Income from continuing operations                    $ 7,878,734             $10,770,567             $ 5,807,051
Extraordinary loss                                       (87,816)                      -                (133,951)
                                                   -------------------------------------------------------------
Net income                                             7,790,918              10,770,567               5,673,100
Preferred stock dividends                             (6,696,144)             (5,387,248)             (2,188,050)
Numerator for basic earnings per share-income
 available to common stockholders                    $ 1,094,774             $ 5,383,319             $ 3,485,050
                                                   =============================================================
Denominator
Weighted average shares outstanding                   11,488,104              10,628,980               9,836,624
Less:  Unvested restricted shares                       (406,937)                (85,685)                (64,734)
                                                   -------------------------------------------------------------
Denominator for basic earnings per share              11,081,167              10,543,295               9,771,890

Plus: Effect of dilutive securities:
 Employee and director stock options                       6,323                  46,849                  95,497
 Unvested restricted shares                              363,765                  67,402                  61,509
                                                   -------------------------------------------------------------
Total dilutive potential common shares                   370,088                 114,251                 157,006
                                                   -------------------------------------------------------------
Denominator for diluted earnings per
 share-adjusted weighted average shares and
 assumed conversions                                  11,451,255              10,657,546               9,928,896
                                                   =============================================================
Basic Earnings Per Common Share
Income before extraordinary loss                     $       .11             $       .51             $      0.37
Extraordinary loss                                          (.01)                      -                    (.01)
                                                   -------------------------------------------------------------
Net income                                           $       .10             $       .51             $      0.36
                                                   =============================================================
Diluted Earnings Per Common Share
Income before extraordinary loss                     $       .10             $       .51             $      0.36
Extraordinary loss                                             -                       -                   (0.01)
                                                   -------------------------------------------------------------
Net income                                           $       .10             $       .51             $      0.35
                                                   =============================================================

                               Jameson Inns, Inc.

9. Earnings Per Share (continued)

Options to purchase 522,471, 521,833, and 503,833, shares of Common Stock during 2000, 1999, and 1998, respectively, and warrants to purchase 260,000 shares of Common Stock during 1998 were all outstanding but were not included in the computation of diluted earnings per share because the securities' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

10. Income Taxes

The Company recorded no provision for federal income taxes in 2000, 1999, or 1998 due to its REIT status. State tax expense, which is not material, is included in property and other tax expense. At December 31, 2000, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the IPO, future utilization of the net operating loss carryforwards by the Company, may be limited.

The Company declared and paid dividends on its Common Stock of $.98, $.97, and $.94 per share in 2000, 1999, and 1998, respectively. Of these dividends, $.35, $.48, and $.72 per share represents ordinary income and $.63, $.49, and $.22 per share represents return of capital in 2000, 1999, and 1998, respectively.

11. Additional Related Party Transactions

JH identifies sites and constructs the Inns for the Company. The Company paid JH and its predecessor companies a total of $61,082,972, $27,342,000, and $41,055,000 for construction of new Inns, Inn expansions, and renovations during the years ended December 31, 2000, 1999, and 1998, respectively.

                               Jameson Inns, Inc.

11. Additional Related Party Transactions (continued)

The Company shares employees and office space with JH, which until December 31, 1999 was wholly owned by Thomas W. Kitchin, the Company's chairman and chief executive officer. On December 31, 1999, Kitchin Investments, Inc., merged with JH and the cost reimbursement was assumed by JH effective December 31, 1999. Under the Cost Reimbursement Agreement, JH charged the Company approximately $962,000, $417,000, and $200,000 for its allocation of salary, office overhead, and other general and administrative costs in 2000, 1999, and 1998, respectively.

12. Other Commitments and Contingencies

As of December 31, 2000, the Company had executed or expected to execute construction contracts with JH, for new Inns or expansions totaling $20.6 million, of which $13.3 million had not been expended.

The Company leases office space, land underlying certain of its Inns which are built or under construction and land for each billboard location for terms of five or ten years. Lease expense of $245,900, $101,500, and $71,600 in 2000, 1999, and 1998, respectively, is included in general and administrative expense in the Company's statements of operations. The leases require future minimum payments as follows:

               2001                                 $  461,277
               2002                                    449,576
               2003                                    272,707
               2004                                    212,346
               2005                                    212,346
               Thereafter                            6,032,830
                                               ---------------
                                                    $7,641,082
                                               ===============

The rent expense under the office lease is paid by JH and is allocated under the Cost Reimbursement agreement described in Note 11.

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

13. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                      2000 Quarters
                                         ---------------------------------------------------------------------
                                                First            Second            Third            Fourth
                                         ---------------------------------------------------------------------
Lease revenue                                   $9,109,277       $11,682,167      $12,219,244      $10,221,039
Net income                                       1,312,369         3,186,855        3,078,758          212,936
Earnings per common share:
 Net income:                                          (.03)              .14              .13             (.13)
  Basic                                               (.03)              .13              .12             (.13)
  Diluted


                                                                      1999 Quarters
                                         ---------------------------------------------------------------------
                                                First           Second            Third            Fourth
                                         ---------------------------------------------------------------------
Lease revenue                                   $4,875,038        $9,322,064      $11,379,166      $ 9,092,264
Net income                                       1,627,806         3,811,516        3,983,628        1,347,617
Earnings per common share:
 Net income:
  Basic                                         $     0.10        $     0.24      $      0.21          ($0.03)
  Diluted                                       $     0.09        $     0.24      $      0.21          ($0.03)

                               Jameson Inns, Inc.

13. Quarterly Results of Operations (Unaudited) (continued)

Quarterly earnings per share do not sum to the annual earnings per share amounts due to the effects of the timing of stock issuances and fluctuations in average price during the period.


------------------------------------------------------------------------------------------------------------------------------------
Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2000
                                                                                                           Gross Amount at Which
                                                                                Cost Capitalization         Carried at Close of
                                                        Initial Cost         Subsequent to Acquisition            Period
                                                    ----------------------   -------------------------    ----------------------
                                                               Buildings,                   Buildings,               Buildings,
                                        Mortgage               Equipment &                 Equipment &              Equipment &
   Property                               Debt         Land    Improvement      Land       Improvement      Land    Improvement
   ---------------------------------   ---------    ---------  -----------   -----------   -----------    --------- ------------
Georgia:
     Albany                           $1,269,519     $265,344           $0       $92,307    $1,774,337     $357,652   $1,774,337
     Americus                          1,573,108      131,629            0        72,297     2,619,348      203,926    2,619,348
     Bainbridge                        1,379,307      125,000            0             0     1,689,018      125,000    1,689,018
     Brunswick                         1,577,603      175,275            0             0     1,716,158      175,275    1,716,158
     Calhoun                           1,475,317      113,722            0        18,008     1,747,933      131,730    1,747,933
     Carrollton                        1,485,064      225,000            0        50,029     1,698,308      275,029    1,698,308
     Commerce                          1,038,053      304,809            0         1,300     1,352,190      306,109    1,352,190
     Conyers                           1,753,375      301,128            0             0     2,288,563      301,128    2,288,563
     Covington                           973,606      141,452            0        22,399     1,366,404      163,851    1,366,404
     Dalton                            1,734,901      546,257            0         1,550     2,278,389      547,807    2,278,389
     Douglas                             986,839      120,033            0             0     1,203,039      120,033    1,203,039
     Dublin (f)                           10,000            0            0             0     1,442,456            0    1,442,456
     Eastman (g)                         658,755       87,883            0        13,917     1,469,684      101,800    1,469,684
     Fitzgerald (g)                      900,244      133,515            0             0     1,144,446      133,515    1,144,446
     Greensboro (g)                    1,103,949      109,840            0        17,394     1,551,909      127,234    1,551,909
     Hartwell                            775,518       85,000            0        13,460     1,431,948       98,460    1,431,948
     Jesup                             1,583,514       89,917            0        14,239     2,116,434      104,156    2,116,434
     Kingsland                         1,052,403      283,432            0             0     1,440,552      283,432    1,440,552
     Lagrange                          1,983,919      200,073            0             0     2,012,581      200,073    2,012,581
     Macon (f)                           629,227      288,518            0             0     1,399,908      288,518    1,399,908
     Newnan                            2,037,951      529,377            0             0     3,787,978      529,377    3,787,978
     Oakwood                             778,907      258,903            0             0     1,371,994      258,903    1,371,994
     Perry (f)                            35,000      238,325            0             0     1,413,004      238,325    1,413,004
     Pooler                            1,752,434      501,223            0             0     3,115,722      501,223    3,115,722
     Rome                              2,361,616      254,849            0             0     3,760,666      254,849    3,760,666
     Statesboro                          775,518      132,817            0        21,032     1,649,117      153,849    1,649,117
     Thomaston                         1,483,972      157,181            0       (50,110)    2,131,611      107,071    2,131,611
     Thomasville                       1,120,392      331,161            0             0     1,536,195      331,161    1,536,195
     Valdosta                          1,479,282      166,632            0             0     1,644,825      166,632    1,644,825
     Warner Robins                     1,835,125      365,853            0             0     2,073,065      365,853    2,073,065
     Washington                          775,518      107,780            0        17,067     1,331,397      124,847    1,331,397
     Waycross                          1,583,507       87,000            0        13,777     2,095,982      100,777    2,095,982
     Waynesboro                        1,003,755      142,501            0             0     1,298,905      142,501    1,298,905
     Winder                              997,671      124,500   1,268, 199             0      741,405       124,500    2,009,604
Alabama:
     Albertville                         758,943      174,000            0           418     1,133,319      174,418    1,133,319
     Alexander City (g)                1,619,782      160,086            0             0     1,816,202      160,086    1,816,202
     Arab                                758,539      131,554            0             0     1,151,839      131,554    1,151,839
     Auburn                              643,193      227,000            0             0     1,389,413      227,000    1,389,413
     Bessemer                          1,828,795      327,192            0             0     2,324,744      327,192    2,324,744
     Decatur                             992,762      201,629            0             0     2,120,861      201,629    2,120,861
     Eufaula                           1,039,902      228,869            0         5,575     1,236,577      234,444    1,236,577
     Florence                          1,827,711      313,579            0         1,202     1,932,517      314,781    1,932,517
     Greenville (g)                      928,171      228,511            0             0     1,517,372      228,511    1,517,372
     Jasper (f)                        1,227,189      225,633            0             0     2,279,838      225,633    2,279,838
     Oxford (g)                        1,202,516      307,635            0          (340)    1,425,070      307,295    1,425,070
     Ozark (g)                           768,821      176,148            0             0     1,180,190      176,148    1,180,190
     Prattville                        1,640,673      319,736            0             0     2,277,107      319,736    2,277,107
     Scottsboro                        1,108,450      324,732            0             0     1,485,839      324,732    1,485,839
     Selma                             1,471,744      143,812            0        22,773     1,970,531      166,585    1,970,531
     Sylacauga (f)                         1,000      224,476            0             0     1,455,185      224,476    1,455,185
     Trussville                        1,525,774      425,438            0         1,377     2,276,204      426,815    2,276,204
     Tuscaloosa                          797,542            0            0             0     1,480,150            0    1,480,150
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2000
                                                                                                   Life on
                                                                                                    Which
                                                                                                 Depreciation
                                                                                                   in Latest
                                                                                                    Income
                                                           Accumulated     Date       Date of      Statement
   Property                                     Total      Depreciation  Acquired   Construction   Computed
   ----------------------------------------  -----------   ------------  --------   ------------ ------------
Georgia:
     Albany                                   $2,131,989       $436,427    1994         1995         (e)
     Americus                                  2,823,274        804,826    1991         1992         (d)
     Bainbridge                                1,814,018        427,643    1994         1994         (e)
     Brunswick                                 1,891,432        355,648    1994         1995         (e)
     Calhoun                                   1,879,663        560,122    1988         1988         (d)
     Carrollton                                1,973,337        413,461    1993         1994         (e)
     Commerce                                  1,658,300        282,540    1996         1996         (e)
     Conyers                                   2,589,691        360,902    1996         1996         (e)
     Covington                                 1,530,255        478,995    1990         1990         (d)
     Dalton                                    2,826,196        218,952    1998         1998         (e)
     Douglas                                   1,323,072        296,051    1995         1995         (e)
     Dublin (f)                                1,442,456        279,699    1997         1997         (e)
     Eastman (g)                               1,571,484        552,635    1989         1989         (d)
     Fitzgerald (g)                            1,277,961        305,740    1993         1994         (e)
     Greensboro (g)                            1,679,143        607,731    1989         1990         (d)
     Hartwell                                  1,530,408        463,727    1991         1992         (d)
     Jesup                                     2,220,590        774,626    1990         1990         (d)
     Kingsland                                 1,723,984        199,916    1997         1998         (e)
     Lagrange                                  2,212,654        384,334    1995         1996         (e)
     Macon (f)                                 1,688,425        226,720    1997         1997         (e)
     Newnan                                    4,317,356              0    1998         2000         (e)
     Oakwood                                   1,630,896        269,768    1996         1997         (e)
     Perry (f)                                 1,651,329        219,390    1997         1998         (e)
     Pooler                                    3,616,945         52,943    1998         2000         (e)
     Rome                                      4,015,515        273,331    1998         1999         (e)
     Statesboro                                1,802,966        641,990    1988         1989         (d)
     Thomaston                                 2,238,682        741,149    1990         1990         (d)
     Thomasville                               1,867,357        168,637    1998         1998         (e)
     Valdosta                                  1,811,457        443,156    1994         1995         (e)
     Warner Robins                             2,438,918        363,339    1997         1997         (e)
     Washington                                1,456,244        491,526    1989         1990         (d)
     Waycross                                  2,196,759        587,167    1992         1993         (e)
     Waynesboro                                1,441,406        298,395    1995         1996         (e)
     Winder                                    2,134,104        894,124    1988          -           (d)
Alabama:
     Albertville                               1,307,737        299,941    1994         1994         (e)
     Alexander City (g)                        1,976,288        436,883    1994         1994         (e)
     Arab                                      1,283,393        280,512    1995         1995         (e)
     Auburn                                    1,616,413        234,318    1996         1997         (e)
     Bessemer                                  2,651,936        158,104    1998         1999         (e)
     Decatur                                   2,322,490        370,296    1995         1996         (e)
     Eufaula                                   1,471,021        284,164    1995         1996         (e)
     Florence                                  2,247,299        406,966    1995         1996         (e)
     Greenville (g)                            1,745,884        254,084    1996         1996         (e)
     Jasper (f)                                2,505,471        346,697    1997         1997         (e)
     Oxford (g)                                1,732,365        263,046    1996         1997         (e)
     Ozark (g)                                 1,356,338        318,285    1994         1995         (e)
     Prattville                                2,596,843        190,120    1998         1998         (e)
     Scottsboro                                1,810,571        183,914    1998         1998         (e)
     Selma                                     2,137,116        579,567    1991         1992         (d)
     Sylacauga (f)                             1,679,661        251,870    1997         1997         (e)
     Trussville                                2,703,018        260,939    1997         1998         (e)
     Tuscaloosa                                1,480,150        255,936    1996         1997         (e)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2000                                                                                   Gross Amount at Which
                                                                               Cost Capitalization         Carried at Close of
                                                         Initial Cost          Subsequent to Acquisition          Period
                                                     ------------------------ --------------------------- -------------------------
                                                                 Buildings,                  Buildings,               Buildings,
                                        Mortgage                 Equipment &                 Equipment &              Equipment &
   Property                               Debt         Land      Improvement    Land         Improvement    Land      Improvement
------------------------------------  -----------    ---------  ------------- ---------     ------------- --------   --------------
Florida:
    Crestview                           1,967,380     471,426            0          10       3,096,228     471,436     3,096,228
    Jacksonville                        2,764,287     679,519            0       1,448       4,417,656     680,967     4,417,656
    Lake City                           1,803,653     391,456            0           0       3,096,932     391,456     3,096,932
    Lakeland                            2,330,466     618,636            0           0       3,748,316     618,636     3,748,316
    Ormond Beach                        2,270,664     497,099            0      10,859       3,750,318     507,958     3,750,318
    Palm Bay                            2,183,376     418,745            0         (11)      3,741,486     418,735     3,741,486
Illinois:
    Normal                              2,640,000   1,076,916    5,163,743           0         213,596   1,076,916     5,377,339
    Peoria                              2,280,000     817,523    4,886,124           0         245,273     817,523     5,131,397
    Springfield                         1,080,000           0    1,494,985           0         229,216           0     1,724,201
Indiana:
    Carmel                              3,644,139     684,321    3,730,497           0          40,049     684,321     3,770,546
    Elkhart                             3,220,000     637,753    5,834,950           0         199,267     637,753     6,034,217
    Evansville                          2,927,033     359,102    2,880,265           0         186,459     359,102     3,066,724
    Ft. Wayne                           2,813,047     473,564    3,062,301           0         224,852     473,564     3,287,154
    Indy Castleton                      3,035,820     584,039    5,241,877           0         196,378     584,039     5,438,254
    Indy East                           2,676,511     400,007    2,479,422           0         185,190     400,007     2,664,612
    Indy Northwest                      2,093,669     442,666    2,217,552           0         358,475     442,666     2,576,028
    Indy South                          1,222,695     180,071    1,824,161           0         126,531     180,071     1,950,692
    Indy West                           4,720,536     916,161    5,236,594           0         133,306     916,161     5,369,900
    Kokomo                              2,927,033     527,376    3,720,270      (5,843)        164,624     521,533     3,884,894
    Lafayette                           3,245,275     403,849    3,970,336           0         225,899     403,849     4,196,235
    Muncie                              2,341,627     407,065    3,392,767           0         124,587     407,065     3,517,354
    South Bend                          3,512,440     585,531    5,836,122           0         147,746     585,531     5,983,869
Iowa:
    Bettendorf                          1,223,285     974,058    3,073,596           0         173,979     974,058     3,247,575
Kentucky:
    Florence                            2,455,000     524,289    2,293,556           0         112,950     524,289     2,406,506
    Louisville East                     3,768,085     585,491    6,973,653           0         188,481     585,491     7,162,134
    Louisville South                    2,485,000     644,870    6,509,901           0         352,370     644,870     6,862,272
Mississippi:
    Grenada                             1,115,397     350,000            0       2,217       1,560,832     352,217     1,560,832
    Jackson                             2,350,000     586,831            0         602       3,746,430     587,433     3,746,430
    Meridian                            1,734,343     419,856            0       2,648       2,368,302     422,504     2,368,302
    Pearl                               2,400,000     564,932            0           0       3,743,513     564,932     3,743,513
    Tupelo                              1,522,334     427,924            0       1,360       2,265,146     429,284     2,265,146
    Vicksburg                           1,759,063     326,653            0       1,112       2,381,682     327,765     2,381,682
North Carolina:
    Asheboro                              958,781     278,841            0           0       1,501,244     278,841     1,501,244
    Clayton/Garner                      1,063,292     255,234            0           0       1,550,607     255,234     1,550,607
    Dunn                                1,138,305     202,052            0           0       1,499,416     202,052     1,499,416
    Eden                                1,063,292     197,468            0          26       1,531,671     197,494     1,531,671
    Forest City                           946,268     187,294            0       2,950       2,000,588     190,244     2,000,588
    Goldsboro                           2,200,000     397,096            0      (5,102)      3,746,590     391,994     3,746,590
    Greenville                          1,115,250     310,006            0           0       1,507,030     310,006     1,507,030
    Henderson                           1,735,314     478,688            0           0       3,756,119     478,688     3,756,119
    Hickory                             1,723,812     412,322            0           0       2,366,325     412,322     2,366,325
    Laurinburg (f)                              0     225,441            0    (181,525)      1,273,835      43,916     1,273,835
    Lenoir                              1,039,577     360,923            0       1,605       1,414,777     362,528     1,414,777
    Roanoke Rapids                      1,105,363     320,014            0      (4,812)      1,500,168     315,202     1,500,168
    Sanford (f)                           500,000     227,030            0      32,171       1,470,520     259,201     1,470,520
    Smithfield                          1,044,311     246,092            0           0       1,543,751     246,092     1,543,751
    Wilson                                954,187     237,712            0          20       1,542,424     237,732     1,542,424
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation                                Life on
As of December 31, 2000                                                                 Which
                                                                                     Depreciation
                                                                                       in Latest
                                                                                        Income
                                        Accumulated        Date        Date of         Statement
   Property                 Total       Depreciation     Acquired    Construction     is Computed
----------------------   -----------   --------------  -----------  --------------  ---------------
Florida:
    Crestview             3,567,664       168,603         1998           2000             (e)
    Jacksonville          5,098,623       243,539         1998           2000             (e)
    Lake City             3,488,389       201,752         1998           1999             (e)
    Lakeland              4,366,952        58,641         1999           2000             (e)
    Ormond Beach          4,258,276       226,185         1998           2000             (e)
    Palm Bay              4,160,221        46,328         1999           2000             (e)
Illinois:
    Normal                6,454,256       419,232         1999              -             (e)
    Peoria                5,948,920       419,184         1999              -             (e)
    Springfield           1,724,201       229,331         1999              -             (e)
Indiana:
    Carmel                4,454,867       156,754         1999              -             (e)
    Elkhart               6,671,969       423,268         1999              -             (e)
    Evansville            3,425,826       289,892         1999              -             (e)
    Ft. Wayne             3,760,718       266,399         1999              -             (e)
    Indy Castleton        6,022,293       390,461         1999              -             (e)
    Indy East             3,064,619       266,385         1999              -             (e)
    Indy Northwest        3,018,694       297,857         1999              -             (e)
    Indy South            2,130,763       218,155         1999              -             (e)
    Indy West             6,286,061       369,096         1999              -             (e)
    Kokomo                4,406,428       289,008         1999              -             (e)
    Lafayette             4,600,084       319,824         1999              -             (e)
    Muncie                3,924,419       261,855         1999              -             (e)
    South Bend            6,569,400       396,109         1999              -             (e)
Iowa:
    Bettendorf            4,221,633       313,736         1999              -             (e)
Kentucky:
    Florence              2,930,795       270,016         1999              -             (e)
    Louisville East       7,747,625       450,457         1999              -             (e)
    Louisville South      7,507,142       448,084         1999              -             (e)
Mississippi:
    Grenada               1,913,049        97,220         1998           1999             (e)
    Jackson               4,333,863        54,006         1998           2000             (e)
    Meridian              2,790,805       184,659         1998           1999             (e)
    Pearl                 4,308,445       100,954         1998           2000             (e)
    Tupelo                2,694,430       261,634         1998           1998             (e)
    Vicksburg             2,709,447       221,242         1998           1999             (e)
North Carolina:
    Asheboro              1,780,085       254,713         1997           1997             (e)
    Clayton/Garner        1,805,841       193,365         1998           1998             (e)
    Dunn                  1,701,468       227,575         1997           1998             (e)
    Eden                  1,729,165       201,987         1997           1998             (e)
    Forest City           2,190,832       375,642         1996           1997             (e)
    Goldsboro             4,138,584        34,357         1999           2000             (e)
    Greenville            1,817,036       199,000         1998           1998             (e)
    Henderson             4,234,807             0         1999           2000             (e)
    Hickory               2,778,647       214,268         1998           1998             (e)
    Laurinburg (f)        1,317,752       245,484         1996           1997             (e)
    Lenoir                1,777,305       202,768         1997           1998             (e)
    Roanoke Rapids        1,815,370       203,181         1997           1998             (e)
    Sanford (f)           1,729,720       254,735         1996           1997             (e)
    Smithfield            1,789,843       244,199         1997           1998             (e)
    Wilson                1,780,156       246,013         1996           1997             (e)
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2000                                                                                     Gross Amount at Which
                                                                                    Cost Capitalization      Carried at Close of
                                                               Initial Cost      Subsequent to Acquisition         Period
                                                         ----------------------- -------------------------  -----------------------
                                                                      Buildings,               Buildings,               Buildings,
                                             Mortgage                Equipment &              Equipment &              Equipment &
   Property                                    Debt        Land      Improvement     Land     Improvement    Land      Improvement
------------------------------------------ ------------ ----------- ------------   --------  -------------  --------- -----------
Ohio:
    Cincy North                               2,265,163     521,588    2,220,586          0       188,091     521,588    2,408,677
    Columbus                                  3,861,138     782,254    3,905,175          0       213,873     782,254    4,119,048
    Dayton                                    2,093,669     625,511    3,388,780          0       309,593     625,511    3,698,373
South Carolina:
     Anderson                                 1,164,782     201,000            0    133,385     2,059,011     334,385    2,059,011
     Cheraw (g)                               1,713,420     168,458            0    (50,000)    1,924,832     118,458    1,924,832
     Duncan                                   1,031,464     212,246            0          0     1,495,539     212,246    1,495,539
     Easley                                     974,278     266,753            0      2,710     1,174,969     269,463    1,174,969
     Gaffney (g)                              1,961,480     135,025            0          0     1,694,224     135,025    1,694,224
     Georgetown (g)                           1,103,949     144,353            0          0     1,494,259     144,353    1,494,259
     Greenwood                                1,029,034     140,231            0     20,741     1,805,834     160,972    1,805,834
     Lancaster (g)                            1,232,086     150,592            0          0     1,156,350     150,592    1,156,350
     Orangeburg (g)                           1,287,940     165,010            0        585     1,233,002     165,595    1,233,002
     Seneca (g)                               1,251,799     204,385            0          0     1,256,277     204,385    1,256,277
     Simpsonville                             1,035,042     229,205            0          0     1,321,104     229,205    1,321,104
     Spartanburg                              1,033,740     247,838            0          0     1,469,999     247,838    1,469,999
     Union (g)                                  694,896     178,006            0        746     1,301,051     178,752    1,301,051
Tennessee:                                                                     0
     Cleveland                                1,753,615     384,688            0      4,343     2,261,375     389,031    2,261,375
     Columbia                                 1,805,814     483,568            0      6,967     3,084,513     490,535    3,084,513
     Decherd (f)                                      0     254,501            0   (124,809)    1,335,526     129,692    1,335,526
     Gallatin                                 1,641,327     405,738            0          0     2,282,310     405,738    2,282,310
     Greeneville                              1,743,274     406,052            0   (274,709)    3,085,130     131,343    3,085,130
     Jackson                                  2,210,226     467,741            0        141     3,759,214     467,882    3,759,214
     Johnson City                             1,827,716     405,939            0         89     2,166,988     406,028    2,166,988
     Kingsport                                1,715,552     425,481            0          0     3,083,478     425,481    3,083,478
     Knoxville                                2,105,060     572,026    3,347,959          0       170,528     572,026    3,518,487
     Oakridge                                 2,832,271     451,037            0          8     4,418,412     451,045    4,418,412
     Tullahoma (f)                                    0     303,536            0          0     1,326,259     303,536    1,326,259
Virginia:
     Harrisonburg                               144,890     435,000            0       (700)    3,743,961     434,300    3,743,961
     Martinsville                             1,621,211     411,496            0      3,100     3,083,482     414,596    3,083,482
Construction in progress:
     Alcoa, TN                                  799,966     427,803            0          0     1,789,406     427,803    1,789,406
     Lafayette, LA                               79,682     433,291            0    204,546     1,801,123     637,837    1,801,123
     Richmond, KY                                63,405     607,095            0      2,858       582,617     609,953      582,617
     Wilmington, NC                             169,009     685,078            0        (87)    2,111,473     684,991    2,111,473
     Shreveport, LA                             268,882     531,041            0      8,409       995,407     539,450      995,407
Billboards                                      555,009           0    2,381,012          0       439,458           0    2,820,470
Property and equipment held for sale          4,868,285   2,869,482    9,112,756   (297,443)   (3,854,097)  2,572,039    5,258,659
                                           ------------ ----------- ------------ ----------  ------------ ----------- ------------
   Totals                                  $207,145,362 $47,912,951 $105,447,139  ($149,714) $219,864,133 $47,763,237 $325,311,272
                                           ============ =========== ============ ==========  ============ =========== ============

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Life on
                                                                                                                   Which
                                                                                                                Depreciation
                                                                                                                 in Latest
                                                                                                                   Income
                                                                   Accumulated        Date          Date of      Statement
   Property                                          Total         Depreciation     Acquired     Construction   is Computed
----------------------------------------        --------------    -------------     --------    -------------   ------------
Ohio:
    Cincy North                                      2,930,265          277,032       1999             -            (e)
    Columbus                                         4,901,302          333,142       1999             -            (e)
    Dayton                                           4,323,884          342,645       1999             -            (e)
South Carolina:
     Anderson                                        2,393,396          528,067       1993          1993            (e)
     Cheraw (g)                                      2,043,290          331,976       1995          1995            (e)
     Duncan                                          1,707,784          238,413       1997          1998            (e)
     Easley                                          1,444,433          287,142       1994          1995            (e)
     Gaffney (g)                                     1,829,249          380,879       1995          1995            (e)
     Georgetown (g)                                  1,638,612          282,202       1996          1996            (e)
     Greenwood                                       1,966,806          388,448       1994          1995            (e)
     Lancaster (g)                                   1,306,942          276,857       1994          1995            (e)
     Orangeburg (g)                                  1,398,597          292,137       1995          1995            (e)
     Seneca (g)                                      1,460,662          252,196       1996          1996            (e)
     Simpsonville                                    1,550,309          271,395       1996          1996            (e)
     Spartanburg                                     1,717,837          233,237       1997          1998            (e)
     Union (g)                                       1,479,802          254,090       1996          1997            (e)
Tennessee:
     Cleveland                                       2,650,406          224,247       1997          1998            (e)
     Columbia                                        3,575,048           19,263       1998          2000            (e)
     Decherd (f)                                     1,465,218          246,344       1996          1997            (e)
     Gallatin                                        2,688,049          177,881       1998          1999            (e)
     Greeneville                                     3,216,473          186,906       1998          2000            (e)
     Jackson                                         4,227,096           71,009       1998          2000            (e)
     Johnson City                                    2,573,016          349,712       1997          1997            (e)
     Kingsport                                       3,508,959           38,187       1999          2000            (e)
     Knoxville                                       4,090,513          319,897       1999             -            (e)
     Oakridge                                        4,869,457          302,334       1998          1999            (e)
     Tullahoma (f)                                   1,629,796          233,895       1996          1997            (e)
Virginia:
     Harrisonburg                                    4,178,261                0       1998          2000            (e)
     Martinsville                                    3,498,077           19,238       1998          2000            (e)
Construction in progress:
     Alcoa, TN                                       2,217,209                0          -             -             -
     Lafayette, LA                                   2,438,960                0          -             -             -
     Richmond, KY                                    1,192,570                0          -             -             -
     Wilmington, NC                                  2,796,464                0          -             -             -
     Shreveport, LA                                  1,534,857                0          -             -             -
Billboards                                           2,820,470          457,467       1999          2000            (e)
Property and equipment held for sale                 7,830,698          659,010          -             -            (e)
                                                  ------------      -----------
   Totals                                         $373,074,509      $38,983,651
                                                  ============      ===========
----------------------------------------------------------------------------------------------------------------------------

                    Jameson Inns, Inc. Notes to Schedule III
                    ----------------------------------------



                                                            2000                    1999                    1998
                                                        ------------            ------------            ------------
(a)   Reconciliation of real estate
     Balance at beginning of year.........              $321,134,052            $168,880,042            $117,515,375
     Additions during year:
               Improvements...............                53,873,140             157,106,500              55,844,810
               Deletions..................                (1,932,683)             (4,852,490)             (4,480,143)
                                                        ------------            ------------            ------------
     Balance at end of year...............              $373,074,509            $321,134,052            $168,880,042
                                                        ============            ============            ============

(b)   Reconciliation of accumulated
      depreciation
    Balance at beginning of year..........              $ 24,551,080            $ 16,754,843            $ 12,584,189
               Depreciation for the year..                14,619,522              10,396,468               5,636,079
               Retirements................                  (186,951)             (2,600,231)             (1,465,425)
                                                        ------------            ------------            ------------
    Balance at end of year................              $ 38,983,651            $ 24,551,080            $ 16,754,843
                                                        ============            ============            ============

(c) The aggregate cost of the land, buildings, and furniture, fixtures and equipment for federal income tax purposes approximates the book basis.

(d) Depreciation for 1992 and prior additions is computed based on the following useful lives:

     Buildings                            31.5  years

     Land Improvements                      15  years

     Furniture, fixtures and equipment       5  years

(e) Depreciation for 1993 and later additions is computed based on the following useful lives:

     Buildings                              39  years

     Land Improvements                      15  years

     Furniture, fixtures and equipment     3-5  years

     Billboards                             10  years

(f) This Inn is one of 9 Inns securing the Company's $8.92 million line of credit.

(g) This Inn is one of 14 Inns securing the Company's $17.2 million note payable. Amount of debt listed as outstanding is an allocation.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Jameson Inns, Inc.

We have audited the consolidated financial statements of Jameson Inns, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 8, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule in item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  ERNST & YOUNG LLP

Atlanta, Georgia
February 8, 2001

                           Jameson Hospitality, LLC

                       Consolidated Financial Statements


                    Years ended December 31, 2000 and 1999


                                   Contents

Report of Independent Auditors.........................................   F-43

Consolidated Financial Statements

Consolidated Balance Sheets............................................   F-44
Consolidated Statements of Operations..................................   F-45
Consolidated Statements of Members' Capital............................   F-46
Consolidated Statements of Cash Flows..................................   F-47
Notes to Consolidated Financial Statements.............................   F-49

                        Report of Independent Auditors

The Members
Jameson Hospitality, LLC

We have audited the accompanying consolidated balance sheets of Jameson Hospitality, LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Hospitality, LLC at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
March 8, 2001

                           Jameson Hospitality, LLC

                          Consolidated Balance Sheets



                                                                            December 31
                                                                    2000                 1999
                                                              ------------------------------------
Assets
Current assets:
 Cash                                                           $  1,733,272        $    543,282
 Marketable securities                                             1,113,795           1,013,785
 Accounts receivable, net of allowance of $85,324
  ($141,500 in 1999)                                               2,921,771           2,630,305
 Accounts receivable from affiliates                               7,972,729           7,231,418
 Predevelopment costs                                                103,773             288,785
 Prepaid expenses and other assets                                   261,413             363,668
 Inventory                                                         1,451,363           1,256,015
                                                              ----------------------------------
                                                                  15,558,116          13,327,258

Property and equipment, net                                          640,305             833,585
Leasehold improvements, net                                           71,034              89,828
Intangibles, net                                                     253,493             267,818
                                                              ----------------------------------
                                                                $ 16,522,948         $14,518,489
                                                              ==================================

Liabilities and Members' capital
Current liabilities:
 Subcontractors payable, including retainage of
  $3,835,055 ($1,195,267 in 1999)                               $  4,054,135         $ 3,040,499
 Accounts payable                                                    593,350           1,293,239
 Lease expense payable                                             5,782,118           6,941,315
 Notes payable, current portion                                        9,916               9,010
 Accrued payroll                                                   1,176,161             465,128
 Other accrued liabilities                                         3,709,803           1,725,497
                                                              ----------------------------------
                                                                  15,325,483          13,474,688

Deferred gain on sale of asset                                       670,502             883,394
Notes payable, long-term portion                                     306,393             315,638
                                                              ----------------------------------
Total liabilities                                                 16,302,378          14,673,720
Members' capital                                                     220,570            (155,231)
                                                              ----------------------------------
                                                                $ 16,522,948         $14,518,489
                                                              ==================================

See accompanying notes.

                            Jameson Hospitality, LLC

                     Consolidated Statements of Operations


                                                           Year ended December 31
                                                  2000             1999              1998
                                               ------------------------------------------------
Revenues:
 Room rental revenues                          $ 93,351,545     $ 74,245,709     $  37,982,374
 Telephone revenues                               1,572,681        1,450,448           757,105
 Other inn-related sales                          1,171,575          730,866            47,220
 Contract revenues                               48,298,347       30,413,710        40,990,447
 Billboard rentals                                        -          105,877            91,076
 Overhead reimbursement income                    1,257,867                -                 -
 Other income                                             -           36,772             6,458
 Gain on sale of assets, net                        134,471          240,545                 -
                                               -----------------------------------------------
                                                145,786,486      107,223,927        79,874,680

Expenses:
 Lease expense                                   43,099,792       34,612,795        18,229,748
 Cost of contract revenues                       41,599,541       25,342,725        35,518,450
 Room expenses                                   24,407,376       19,132,033         8,888,441
 Utilities                                        5,520,621        4,029,937         3,346,327
 General and administrative                      17,842,765        8,292,165         4,085,566
 Inn manager salaries                             5,570,735        5,039,406         2,510,644
 Maintenance                                      4,063,860        3,303,181         1,366,510
 Advertising                                      3,005,726        2,706,089         2,195,759
 Management fee to affiliate                              -        4,202,961         2,655,334
 Prospective site expense                                 -          301,401           614,448
 Interest (income) expense, net                    (233,762)          17,922           166,416
 Depreciation and amortization                      316,806          109,316           456,213
                                               -----------------------------------------------
Total expenses                                  145,193,460      107,089,931        80,033,856
                                               -----------------------------------------------
Net income (loss)                              $    593,026     $    133,996     $    (159,176)
                                               ===============================================


See accompanying notes.

                           Jameson Hospitality, LLC

                  Consolidated Statements of Members' Capital


                                                                Members'          Comprehensive
                                                                 Capital          Income (Loss)
                                                            ----------------    -----------------
Balance at December 31, 1997                                $     1,929,940
 Capital contributions                                              600,000
 Distributions                                                   (2,234,718)
 Net loss                                                          (159,176)    $     (159,176)
 Unrealized loss on marketable securities                           (66,719)           (66,719)
                                                                                --------------
 Comprehensive loss                                                             $     (225,895)
                                                            ---------------     ==============

Balance at December 31, 1998                                         69,327
 Capital contributions                                              105,764
 Distributions                                                      (42,723)
 Net income                                                         133,996     $      133,996
 Unrealized loss on marketable securities                          (421,595)          (421,595)
                                                                                --------------
 Comprehensive loss                                                       -     $     (287,599)
                                                            ---------------     ==============
Balance at December 31, 1999                                       (155,231)
 Distributions                                                     (392,505)
 Net income                                                         593,026     $      593,026
 Unrealized gain on marketable securities                           175,280            175,280
                                                                                --------------
 Comprehensive income                                                     -     $      768,306
                                                            ---------------     ==============
Balance at December 31, 2000                                $       220,570
                                                            ===============


See accompanying notes.

                            Jameson Hospitality, LLC

                     Consolidated Statements of Cash Flows


                                                                   Year ended December 31
                                                         2000               1999               1998
                                                    ----------------------------------------------------
Operating activities
Net income (loss)                                     $  593,026       $   133,996       $  (159,176)
Adjustments to reconcile net income (loss)
 to cash provided by  (used in) operating
 activities:
   Depreciation and amortization                         316,806           109,316           456,213
   Bad debt expense                                            -           264,684            72,409
   Gain on sale of assets                               (134,471)         (240,545)                -
   Changes in assets and liabilities
    increasing (decreasing) cash:
     Accounts receivable                                (291,466)         (775,833)         (352,983)
     Accounts receivable from affiliates                (741,311)       (5,220,190)          (35,461)
     Predevelopment costs                                185,012           168,428          (307,853)
     Prepaid expenses and other assets                   102,255             3,347           (75,545)
     Inventory                                          (195,348)         (108,876)         (147,200)
     Subcontractors payable                            1,013,636           (65,667)         (130,238)
     Accounts payable                                   (699,889)         (471,869)          913,054
     Lease expense payable                            (1,159,197)        4,651,562           832,082
     Accrued payroll and other                         2,695,339           787,556           179,587
                                                    ------------------------------------------------
Net cash provided by (used in) operating
 activities                                            1,684,392          (764,091)        1,244,889

Investing activities
Proceeds from sale of assets                                   -           592,707                 -
Purchase of property and equipment                       (93,558)         (103,819)       (1,476,655)
Purchase of Signature Inn assets, net of
 cash acquired                                                 -            17,500                 -
Dividends on marketable securities                             -                 -          (266,248)
                                                    ------------------------------------------------
Net cash (used in) provided by investing
 activities                                              (93,558)          506,388        (1,742,903)

                            Jameson Hospitality, LLC

                                                                   Year ended December 31

                                                              2000               1999                  1998
                                                      -----------------------------------------------------------
Financing activities
Contributions from members                               $         -         $   150,095          $    600,000
Distributions to members                                    (392,505)           (243,479)           (2,234,718)
Proceeds from notes payable                                        -                   -             1,104,415
Payments on notes payable                                     (8,339)           (183,210)             (212,590)
                                                      --------------------------------------------------------
Net cash used in financing activities                       (400,844)           (276,594)             (742,893)

Net change in cash                                         1,189,990            (534,297)           (1,240,907)
Cash at beginning of year                                    543,282           1,077,579             2,318,486
                                                      --------------------------------------------------------
Cash at end of year                                      $ 1,733,272         $   543,282          $  1,077,579
                                                      ========================================================

Supplemental cash flow information
Interest paid during the year                            $ 1,718,875         $ 1,576,626          $  1,326,782
                                                      ========================================================
Non-cash activity
Unrealized loss on marketable securities                 $   175,280         $  (421,595)         $    (66,719)
                                                      ========================================================
Net non-cash items related to merger and
 distribution activities                                 $         -         $   156,425          $          -
                                                      ========================================================


See accompanying notes.

                           Jameson Hospitality, LLC

                  Notes to Consolidated Financial Statements

                               December 31, 2000


1. Business and Basis of Financial Statements

Jameson Hospitality, LLC (the "Company") leases, operates, and develops inns owned by Jameson Inns, Inc. (the "REIT"). Jameson Inns, Inc. is a real estate investment trust which owns the Jameson Inns, and effective May 7, 1999, Signature Inns properties (the "Inns"). Thomas W. Kitchin is the Chairman and CEO of Jameson Inns, Inc. and of the Company.

Jameson Development Company, LLC was formed on March 22, 1996 and then changed its name to Jameson Hospitality, LLC (the "Company") on May 7, 1998. Effective March 31, 1998, three related companies merged into Jameson Development Company,
LLC: Jameson Operating Company, LLC, Jameson Outdoor Advertising Company II, LLC and Jameson Aviation Company, LLC. Since these three companies were all wholly-owned by Thomas W. Kitchin and his spouse, the merger was accounted for similar to a pooling of interests. In November 2000, the Jameson Development Company division of Jameson Hospitality, LLC changed its name to Kitchin Construction Company, a division of Jameson Hospitality, LLC.

On January 1, 1999, the Company distributed the ownership interest of Jameson Aviation Company, LLC to its owners. The $200,756 excess of the liabilities over the assets of Jameson Aviation Company, LLC were recorded as a non-cash distribution.

On April 2, 1999, the Company sold the outdoor advertising assets and certain operations of the Company to the REIT for consideration totaling approximately $2.4 million. These assets consisted of approximately 100 roadside billboards on which advertising for the Jameson hotel properties and, in certain instances, other services or products for third parties, is placed. These billboards were leased to the Company and continue to be used for similar types of advertising.

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

                           Jameson Hospitality, LLC

1. Business and Basis of Financial Statements (continued)

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

Intercompany transactions among the entities and the divisions included in the consolidated financial statements have been eliminated. The Company and its divisions perform the following activities:

   . The Hotel division leases the Inns from the REIT (see Note 3) and operates the Inns in all respects including staffing, advertising, housekeeping, and routine maintenance. At the present time, the Company is the exclusive lessee of Jameson Inns and Signature Inns. At December 31, 2000 and 1999, the Company leased 130 Inns (8,350 rooms) and 114 Inns (7,300 rooms), respectively.

   . The Construction division develops Inns and Inn expansions for the REIT, including identification of suitable Inn locations, Inn design and configuration, land preparation, construction, acquisition of initial furniture, fixtures and equipment, and pre-marketing of properties prior to opening. At the present time, the Company is the exclusive developer/contractor for the REIT.

The members have no liability for any debt, obligations, or liabilities of the Company (beyond his or her respective contributions) or for the acts of omission of any other member, agent or employee of the Company, except as provided for by section 14-11-408 of the Georgia Securities Act of 1973, as amended.

                           Jameson Hospitality, LLC

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

                           Jameson Hospitality, LLC

2. Summary of Significant Accounting Policies (continued)

Inventory

Inventory, consisting of room linens and towels, is stated at the lower of cost (first-in, first-out method) or market. Replacements of inventory are expensed.

Property and Equipment

Property and equipment is stated at cost.

Depreciation is calculated using the straight line method over five years for transportation equipment, and over three to seven years for furniture, fixtures and equipment. Leasehold improvements at the Inns are being amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3), and the corporate office leasehold improvements are being amortized over the life of the lease.

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

                           Jameson Hospitality, LLC

2. Summary of Significant Accounting Policies (continued)

Intangibles

Intangibles consist primarily of the registered trademark, "The Jameson Inn(R)" and goodwill associated with the Signature Inn transaction in May 1999. The lease described in Note 3 requires the Company to operate the Inns using the trademarks and not to use the trademarks (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase the The Jameson Inn(R) and Signature Inns(R) trademarks from the Company at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000 and $50,000, respectively. The intangibles are being amortized over 20 years. Accumulated amortization totaled $18,369 and $4,044 as of December 31, 2000 and 1999, respectively.

Income Taxes

Jameson Hospitality, LLC has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members are to report their proportionate share of the Company's taxable income or loss in their respective tax returns; therefore, no provision for income taxes has been included in the accompanying financial statements.

Advertising

All forms of advertising in 2000 were expensed as incurred. During 1999 and 1998, the Company contracted with an advertising agency for the production and broadcast or printing of various radio, newspaper and television ads for the Inns. The Company expenses advertising upon first showing. This contract was not renewed in 2000.

3. Leases

In January 1994, the Company entered into a master lease (the "Lease") with the REIT whereby all of the operating Inns are leased to the Company under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn's construction.

                           Jameson Hospitality, LLC

3. Leases (continued)

The Jameson and Signature leases, which expire December 31, 2010 and 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, for each rentable room in the Inns at the beginning of the relevant month.

Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by the Company over the relevant period. For Jameson Inns, the percentage is 39% of such revenues up to $21.91 per day per room in 2000 plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $36.76 per day per room in 2000 plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns for any calendar year may not exceed 47% of total room rental revenues Jameson Inns for that year. The $21.91 and $36.76 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2001 was adjusted to $22.65 and $38.00 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $28,900,248, $20,998,052 and $10,501,920 in 2000, 1999 and
1998, respectively, and assuming the same number of rooms in operation at December 31, 2000, would total $31,215,528 per year until the Lease expires.

Under the Leases, the REIT is required to maintain the structural elements of each Inn. The Company is required, at its expense, to maintain the Inns (exclusive of furniture, fixtures and equipment) in good order and to make nonstructural repairs which may be necessary and which do not significantly alter the character or purpose, or significantly detract from the value or operating efficiencies of the Inns. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of the REIT upon termination of the Leases.

                           Jameson Hospitality, LLC

3. Leases (continued)

The Company has agreed that neither it nor any of its affiliates will (i) operate or manage a hotel property in which the REIT has not invested that is within a 20-mile radius of an Inn, or (ii) own or have any interest in any hotel property in which the REIT or an affiliate does not have an interest.

4. Property and Equipment

Property and equipment consists of the following at December 31:


                                                 2000            1999
                                          ---------------------------

      Property and equipment              $ 1,054,495       $ 974,989
      Accumulated depreciation               (414,190)       (141,404)
                                          ---------------------------
                                          $   640,305       $ 833,585
                                          ===========================


On April 2, 1999, the Company completed the sale of the outdoor advertising assets and certain operations of the Company to the REIT. These assets consist of approximately 100 roadside billboards on which advertising for the Jameson hotel properties and, in certain instances, other services or products for third parties, is placed. Consideration of $2,381,000 paid to the Company consisted of
(i) 72,727 newly issued shares of the REIT's Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000 which is secured by mortgages on the billboards and the revenues generated therefrom. The gain of $1,163,098 is being recognized over the lease period, accordingly, $212,892 and $279,704 were recognized in the years ended December 31, 2000 and 1999, respectively.

                           Jameson Hospitality, LLC

5. Contracts

Contracts consist of the following at December 31:



                                                  2000                1999
                                              ----------------------------------

Costs incurred on contracts                     $41,599,541         $25,342,725
Estimated earnings                                6,698,806           5,070,985
                                              ---------------------------------
Contract revenues earned                         48,298,347          30,413,710
Less: billings                                   48,298,347          30,413,710
                                              ---------------------------------
Costs and estimated earnings in excess of
 billings on contracts in progress              $         -         $         -
                                              =================================


The Company records income on construction contracts on the percentage-of-completion basis. Revisions to estimated contract profits are made in the year in which circumstances requiring such revisions become known. The effect of changes in the estimates of contract gross margins decreased net income for the year ended December 31, 2000 and 1999 by approximately $576,000 and $789,000, respectively.

6. Notes Payable

Notes payable consist of the following at December 31:


                                                           2000        1999
                                                      --------------------------
Mortgage note payable, maturing October 2017, due
  in monthly installments of $2,873 of principal and
  interest with remaining unpaid balance payable at
  maturity. Interest accrues at prime plus 1.25%
  (10.75% at December 2000). This loan is guaranteed
  by the CEO and President of the Company.
                                                          $287,033    $293,317

                           Jameson Hospitality, LLC

6. Notes Payable (continued)



                                                           2000           1999
                                                     --------------------------
Notes payable, maturing, July 2009.  Due in
 monthly installments of $160 and $265 of
 principal and interest with remaining unpaid
 balance payable at maturity.  Interest accrues
 at a 10% per annum.                                        29,276       31,331
                                                     --------------------------
Total                                                      316,309      324,648
Less current portion                                         9,916        9,010
                                                     --------------------------
                                                           306,393     $315,638
                                                     ==========================


At December 31, 2000 and 1999, none of the Company's net book value of property and equipment was collateralized by the various notes payable.

The following table summarizes the scheduled aggregate principal payments for the notes payable for the five years subsequent to December 31, 2000 and thereafter:



            2001                                $  9,916
            2002                                  10,911
            2003                                  12,009
            2004                                  13,216
            2005                                  14,766
            Thereafter                           255,491
                                                --------
                                                $316,309
                                                ========


7. Related Party Transactions

At December 31, 2000 the Company had executed or expected to execute construction contracts with the REIT for new Inns or expansions totaling $20.6 million, of which $13.3 million had not been expended.

The Company shares office space and management with the REIT. The Company has a Cost Reimbursement Agreement with the REIT whereby the REIT agrees to pay for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs.

                           Jameson Hospitality, LLC

Overhead charged to the REIT was $961,821 in 2000 pursuant to the Cost Reimbursement Agreement and is reflected as overhead reimbursement income in the accompanying statements of operations.

Prior to December 31, 1999, the Company shared office space and management with Kitchin Investments, Inc. The Company had a Cost Reimbursement Agreement with Kitchin Investments, Inc. whereby the Company agreed to reimburse Kitchin Investments, Inc. for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. Overhead charged to the Company in 1999 and 1998 was $4,202,961 and $2,655,234 respectively, pursuant to the Cost Reimbursement Agreement and such amounts are reflected as management fee to affiliate in the accompanying statements of operations through December 31, 1999. On December 31, 1999, Kitchin Investments, Inc. merged with the Company and the Cost Reimbursement Agreement was assumed by the Company effective December 31, 1999.

The Company's construction contracts with the REIT are generally fixed price and limit the Company's profit on each contract to 10% after considering costs of construction and certain other amounts. The Company does not believe that there were amounts in excess of such limitations at December 31, 2000, 1999 or 1998.

Although the REIT is the legal borrower of construction loans or related debt, the Company is responsible for interest due on such financing during the construction period as a part of its contract. Construction period interest incurred during 2000, 1999, and 1998, which is included in cost of revenues earned, totaled approximately $1,686,879, $1,596,925 and $1,125,935, respectively.  Interest paid includes amounts paid on behalf of the REIT.

                           Jameson Hospitality, LLC

8. Commitments and Contingencies

The Company leases approximately 100 billboards from the REIT for initial terms of five years. These leases expire at various dates but generally include 5-year automatic renewal periods; the leases provide for future minimum payments by the Company as follows:


         Year ending December 31,
         2001                                         $  656,381
         2002                                            667,915
         2003                                            684,114
         2004                                            699,504
         2005                                            525,928
         Thereafter                                      571,583
                                                      ----------
                                                      $3,805,425
                                                      ==========

The Company leases billboards from 3rd party companies for terms of 1 to 3 years. These leases expire at various dates then may continue on a month-to-month basis pending renewal or cancellation of the leases. The leases provide for future minimum payments by the Company as follows:

         Year ending December 31,
         2001                                         $550,008
         2002                                           82,504
         2003                                           14,082
                                                      --------
                                                      $646,594
                                                      ========



From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Company's financial position or results of operations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 27, 2001.

                              JAMESON INNS, INC.


                              By: /s/ Craig R. Kitchin
                                 ------------------------------------
                                    Craig R. Kitchin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           NAME                             TITLE                      DATE
           ----                             -----                      ----

/s/ Thomas W. Kitchin
--------------------------   Chairman of the Board of             March 27, 2001
Thomas W. Kitchin            Directors, Chief Executive Officer
                             (principal executive officer)

/s/ Craig R. Kitchin
--------------------------   President and Chief Financial        March 27, 2001
Craig R. Kitchin             Officer (principal financial
                             officer)

/s/ Martin D. Brew
--------------------------   Treasurer and Corporate Controller   March 27, 2001
Martin D. Brew               (principal accounting officer)

/s/ Robert D. Hisrich
--------------------------   Director                             March 27, 2001
Robert D. Hisrich

/s/ Michael E. Lawrence
--------------------------   Director                             March 27, 2001
Michael E. Lawrence

/s/ Thomas J. O'Haren
--------------------------   Director                             March 27, 2001
Thomas J. O'Haren

                                EXHIBIT INDEX


 1.1 -- Sales Agency Agreement by and among Jameson Inns, Inc., RGC Brinson Patrick, a division of Ramius Securities, LLC, and Jameson Hospitality, LLC, dated September 3, 1999, incorporated by reference to
         Exhibit 1.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

 3.1 -- Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1.1 to the Registration Statement filed on Form S-11, File No.
         33-71160

 3.2 --  Articles of Amendment to the Articles of
         Incorporation of the Registrant incorporated by reference to Exhibit 3.1.2 to the Registration
         Statement filed on Form S-11, File No. 33-71160

 3.3 -- Articles of Amendment to the Articles of Incorporation of the Registrant setting forth the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A Cumulative Preferred Stock the Registrant incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K/A1 (Amendment No. 1 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

 3.4 --  Articles of Amendment to the Articles of
         Incorporation of the Registrant incorporated by reference to Exhibit 3.3.1 to Form 10-K/A2 (Amendment
         No. 2 to the Registrant's Annual Report on Form 10-K) for the year ended December 31, 1993

 3.5 -- Articles of Amendment to the Articles of Incorporation of the Registrant amending the Designation of Preferences, Rights, Privileges and Restrictions of the 9.25% Series A Cumulative Preferred Stock of the Registrant incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 3.6 --  Articles of Amendment to the Articles of
         Incorporation of the Registrant amending the Designation of Preferences, Rights, Privileges and
         Restrictions of the 9.25% Series A Cumulative
         Preferred Stock incorporated by reference to Exhibit
         3.5 to the Registration Statement on Form S-4, File
         No. 333-74149

 3.7 -- Articles of Amendment to the Articles of Incorporation of the Registrant setting forth the Designation of Preferences, Rights, Privileges and Restrictions of the $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 3.7 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

 3.8 --  Bylaws of the Registrant incorporated by reference to
         Exhibit 3.2.1 to the Registration Statement on Form
         S-11, File No. 33-71160

 3.9 --  Amendment to the Bylaws of the Registrant
         incorporated by reference to Exhibit 3.2.2 to the
         Registration Statement on Form S-11, File No. 33-
         71160

 3.10 -- Amendment No. 2 to the Bylaws of Registrant incorporated by reference to Exhibit 3.8 to the Annual Report on Form 10-K for the year ended
         December 31, 1995

 3.11 -- Amendment No. 3 to the Bylaws of Registrant
         incorporated by reference to Exhibit 4.8 to the
         Registration Statement on Form S-3, File No. 333-
         55916

 4.1 --  Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-11 (File No. 33-
         71160)

 4.2 --  Specimen certificate of 9.25% Series A Cumulative
         Preferred Stock incorporated by reference to Exhibit
         1 to the Registration Statement on Form 8-A filed
         March 13, 1998 (File No.000-23256)

 4.3 --  Specimen certificate of $1.70 Series S Cumulative
         Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-
         A filed March 26, 1999 (File no. 000-23256)

10.1 -- Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report filed on Form 10-K for the year ended
         December 31, 1993

10.2 -- Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.3 -- Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

10.4 -- Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report filed on Form 10-K for the year ended December 31, 1996

10.5 -- Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 -- Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and
         Jameson Alabama, Inc., as lessor, and Jameson
         Development Company, LLC incorporated by reference to
         Exhibit 10.6 to the Registration Statement on Form S-4,
         File No. 333-74149

10.7 --  Schedule of documents substantially similar to
         Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No.
         333-74149

10.8 --  Schedule of documents substantially similar to
         Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9 -- Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-
         Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.10 -- Amendment No. 1 to Master Lease Agreement (relating to
         Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.11 -- Cost Reimbursement Agreement between Jameson Inns., Inc. and Jameson Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.12 -- Form of Construction Contract between Jameson Inns., Inc., and Jameson Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.13 -- Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.14 -- Form of Stock Option Agreement under Jameson Inns, Inc.
         Stock Incentive Plan incorporated by reference to Exhibit
         10.23 to the Registration Statement on Form S-11, File No.
         33-71160

10.15 -- Amendment No. 1 to Jameson 1993 Stock Incentive Plan
         incorporated by reference to Exhibit 10.10 to the Annual
         Report filed on Form 10-K for the year ended December 31,
         1995

10.16 -- 1994 Amendment to Jameson 1993 Stock Incentive Plan
         incorporated by reference to Exhibit 10.11 to the Annual
         Report filed on Form 10-K for the year ended December 31,
         1995

10.17 -- Amendment No. 3 to Jameson 1993 Stock Incentive Plan
         incorporated by reference to Exhibit 10.12 to the Annual
         Report filed on Form 10-K for the year ended December 31,
         1995

10.18 -- Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.19 -- Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.20 -- Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.21 -- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit
         10.25 to the Registration Statement on Form S-11, File No.
         33-71160

10.22 -- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Jameson Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit
         10.26 to the Registration Statement on Form S-11, File No.
         33-71160

10.23 -- Form of Indemnification agreement between Jameson Inns.,
         Inc. and Directors and Officers incorporated by reference to
         Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.24 -- Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

10.25 -- Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit
         10.21 to the Annual Report filed on Form 10-K for the year ended December 31, 1993

10.26 -- Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to
         Exhibit 10.24 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.27 -- Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to
         Exhibit 10.26 to the Annual Report filed on Form 10-K for the year ended December 31, 1995

10.28 -- Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.29 -- Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns., Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

10.30 -- Asset Purchase Agreement by and among Jameson Outdoor
         Advertising Company, Jameson Inns, Inc. and Jameson
         Hospitality, LLC dated as of January 4, 1999 incorporated by reference to Exhibit 10.30 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.31 -- Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.32 -- Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Jameson Hospitality, LLC for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns,
         Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.33 -- Schedule of documents substantially similar to Exhibit 10.32 incorporated by reference to Exhibit 10.33 to the Annual
         Report filed on Form 10-K for the year ended December 31,
         1999

10.34 -- Employment contract with Thomas W. Kitchin dated July 27, 2000, incorporated by reference to Exhibit 10.1 to the Report for the quarter ended September 30, 2000

10.35 -- Employment contract with Craig R. Kitchin dated July 27,
         2000, incorporated by reference to Exhibit 10.2 to the Report for the quarter ended September 30, 2000

10.36 -- Employment contract with William D. Walker dated July 27, 2000, incorporated by reference to Exhibit 10.3 to the Report for the quarter ended September 30, 2000

10.37 -- Employment contract with Steven A. Curlee dated July 27,
         2000, incorporated by reference to Exhibit 10.4 to the Report for the quarter ended September 30, 2000

10.38 -- Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000

10.39 -- Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000

10.40 -- Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000

10.41 -- Schedule of documents substantially similar to Exhibit 10.40

10.42 -- Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables;
         Assignment of Rents as Security; Hazardous Substance
         Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note

10.43 -- Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance

10.44 -- Schedule of documents substantially similar to Exhibit 10.43

21.1 --  Subsidiaries of the Registrant

23.1 --  Consent of Ernst & Young LLP