Form 10-K/A
period 2000-12-31
JAMESON INNS INC
filed 2001-04-30
CIK 914373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 2000 or

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition from ________________ to ________________

                        Commission File Number:  0-23256

                   JAMESON INNS, INC._______________________
            (Exact name of Registrant as specified in its Articles)

            Georgia                                         58-2079583
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

8 Perimeter Center East, Suite 8050,                        30346-1604
          Atlanta, Georgia                                  (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (770) 901-9020

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

     This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to add the information required to be set forth in Part III.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors.

The Directors of the Company are:

     Thomas W. Kitchin, 59, is our Chief Executive Officer, a director and Chairman of the Board of Directors. He has been an officer and director of the Company since its incorporation in 1988. He served from 1977 until December 1986 as the President and Chairman of the Board of a public oil and gas company. Prior thereto, Mr. Kitchin was involved in the banking business for 16 years. Mr. Kitchin is a Director of the American Hotel and Lodging Association, the Georgia Hospitality and Travel Association, the Georgia State University Cecil
B. Day School of Hospitality Administration and the Association for Publicly Traded Companies. Mr. Kitchin is the father of Craig R. Kitchin, our President and Chief Financial Officer.

     Michael E. Lawrence, 56, became a director in April 1994. Since March 1994, he has been a director of Sea Pines Associates, Inc., a publicly held corporation with approximately $50 million in annual revenues which owns and operates real estate and recreational properties on Hilton Head Island, South Carolina. Mr. Lawrence is president of Sea Pines Company, a subsidiary of Sea Pines Associates, Inc., where he has served as the chief financial officer since February 1990. Since that date he has also been vice president and chief financial officer of Sea Pines Real Estate Company and a director, vice president and chief financial officer of Sea Pines Country Club, Inc., both companies being subsidiaries of Sea Pines Associates, Inc. Prior to joining Sea Pines Associates, Inc., Mr. Lawrence was a management consultant with Ernst & Young from 1969 through 1989 and was a partner in that firm from 1982 through 1989. Mr. Lawrence also serves as a director of Atlantic Savings Bank. Mr. Lawrence is a certified public accountant with a B.S. degree from Washington & Lee University and an M.B.A. degree from Emory University.

     Robert D. Hisrich, Ph. D., 56, became a director in October 1993. Dr. Hisrich has held the A. Malachi Mixon III Chair in Entrepreneurial Studies and has been a professor at the Weatherford School of Management, Case Western Reserve University, Cleveland, Ohio, since September 1993. From 1985 until his appointment at Case Western Reserve University, Dr. Hisrich held the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was a Professor of marketing and a Director of the Enterprise Development Center at The University of Tulsa, Tulsa, Oklahoma. In the spring of 1992, Dr. Hisrich was a Visiting Professor of Entrepreneurship Studies at the University of Limerick, Limerick, Ireland, and from 1990 through 1991, he was a Fulbright Professor and holder of the Alexander Hamilton Chair in Entrepreneurship at the Foundation for Small Enterprise Economic Development, Budapest, Hungary. In the spring of 1989, Dr. Hisrich was a Fulbright Professor at the International Management Center, Budapest, Hungary. In addition, since 1974 Dr. Hisrich has been director of H & B Associates, a marketing and management consulting firm and is a director of Xeta Corporation and Noteworthy Corporation. He has also held a number of other academic positions and is widely published in the areas of marketing, management and entrepreneurship. Dr. Hisrich has a B.A. degree in English and science from DePauw University, an M.B.A. degree in marketing from the University of Cincinnati and a Ph.D. degree in business administration from the University of Cincinnati.

     Thomas J. O'Haren, 67, became a director in June 1997. Mr. O'Haren was employed for 30 years in sales and marketing for Cigna Financial Advisors, Inc., a company engaged in the insurance business. From May 1992 through September 1998, Mr. O'Haren served that company both as a regional vice president and as a consultant. Since October 1998, Mr. O'Haren has been the managing partner of Madison Financial, a financial planning marketing firm. He is active in the insurance industry, including serving as an adjunct professor of leadership at The American College, the degree-granting college of the insurance industry, as a member of The American College Leadership Institute and as chairman of the board of trustees of the GAMA Foundation, a research foundation for the insurance industry. Mr. O'Haren has a B.S. degree in finance from Pennsylvania

State University, received his Chartered Life Underwriter designation in 1966 and his designation as a Chartered Financial Consultant in 1983.

Executive Officers.

The executive officers of the Company are:

        Name                    Position
        ----                    --------
        Thomas W. Kitchin       Chief Executive Officer, Director, Chairman of the Board of Directors
        Craig R. Kitchin        President, Chief Financial Officer
        William D. Walker       Vice President - Development
        Steven A. Curlee        Vice President - Legal, General Counsel, Secretary
        Martin D. Brew          Treasurer, Corporate Controller

     Set forth below is certain information concerning our executive officers except for Mr. Thomas W. Kitchin. Information concerning Mr. Kitchin is set forth above under the heading "Item 10. Directors and Executive Officers of the Registrant - Directors."

     Craig R. Kitchin, 33, became Chief Financial Officer of the Company in February 1994, Vice President-Finance in September 1997 and President in November 1998. He joined the Company as its Controller and Treasurer on June 15, 1992, upon receiving his M.B.A degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990, where his primary responsibilities included budgeting and forecasting overhead expenses. Mr. Kitchin graduated from Santa Clara University with a degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the Chief Executive Officer of the Company.

     William D. Walker, 47, is Vice President-Development of the Company. He has been an officer of the Company since its inception in 1988 and served as a director from 1988 through October 29, 1993. Prior to joining the Company, he worked in various financial management positions for 12 years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

     Steven A. Curlee, 49, became General Counsel and Secretary of the Company in January 1993 and Vice President-Legal in September 1997. From April 1985 to July 1992, he was general counsel for a public oil and gas company in Tulsa, Oklahoma primarily involved in the formation of large public limited partnerships for the acquisition of producing oil and gas properties for investors. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. He continues to serve in the Navy Reserves, having attained the rank of Commander. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Masters of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

     Martin D. Brew, 40, has been an officer of Jameson Hospitality and the Company since we acquired Signature Inns, Inc. in May 1999. Prior to joining Jameson Hospitality, he was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was also employed by KPMG LLP prior to his employment with Signature Inns. Mr. Brew has a B. S. degree in business from Indiana University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission or the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports, and we are required to disclose in this proxy statement any failure to file by these dates during fiscal 2000.

     To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2000, all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation of Thomas W. Kitchin, our Chief Executive Officer, for services in all capacities to the Company during the fiscal years ended December 31, 1998, 1999 and 2000. No other executive officer of the Company had an annual salary and bonus in excess of $100,000 during any such year. No information is given as to any person for any fiscal year during which such person was not an executive officer of the Company.

                           Summary Compensation Table


                                        Annual Compensation                   Long-Term Compensation Awards
                                   ------------------------------  ----------------------------------------------------
            Name and                                                       Restricted           Securities Underlying
       Principal Position             Year       Salary ($) (1)         Stock Awards ($)             Options (#)
       ------------------          ----------  ------------------  --------------------------   -----------------------
Thomas W. Kitchin, Chairman and          2000            111,749                  700,000 (2)                        --
 Chief Executive Officer                 1999             40,636                          --                         --
                                         1998             25,113                  100,000 (2)                        --
_______________

(1) Mr. Kitchin holds positions with Jameson Hospitality, LLC ("Jameson Hospitality"), as well as with the Company, and receives compensation from such entity. The amount set forth in the table represents an allocation to the Company by Jameson Hospitality of Mr. Kitchin's total compensation from both entities (and their predecessors) based on the estimated time spent by Mr. Kitchin related to the Company. Compensation which Mr. Kitchin receives from Jameson Hospitality is not reported in the table. See "Certain Relationships and Related Party Transactions - Cost Reimbursement Agreement."

(2) Represents the closing price of shares of common stock on the Nasdaq National Market on the date of grant for 10,959 shares of restricted common stock granted in 1998 and 100,000 shares of restricted common stock granted in 2000 under the Jameson 1996 Stock Incentive Plan. Such shares vest 10 years after the date of grant, assuming continuous employment with the Company through the date of vesting.

Option Exercises in Last Fiscal Year;Aggregate Fiscal Year-End Values of Options


     The named executive officer did not exercise any options during 2000. The following table sets forth the values as of December 31, 2000, of all options held by the named executive officer during 2000.


                                      Number of Unexercised                     Value of Unexercised in-the-money
Name                                Options at Fiscal Year-End                     Options at Fiscal Year-End
----------------------  --------------------------------------------------
                               Exercisable              Unexercisable          Exercisable          Unexercisable
                        --------------------------  ----------------------  ------------------  ---------------------
Thomas W. Kitchin                          120,000                  30,000                  $0                     $0

Employment Agreement

     On July 27, 2000, the Company entered into an employment agreement with Thomas W. Kitchin effective as of May 1, 2000. Subject to early termination provisions, the employment agreement is for a two-year term and is subject to automatic one-year renewal periods unless the Company elects otherwise. The employment agreement provides that Mr. Kitchin's base salary payable by the Company for the first year is $338,632.00 multiplied by the percentage of the time Mr. Kitchin devotes to the business of the Company bears to the time Mr. Kitchin devotes to the business and affairs of the Company, the various Inns owned by the Company, the company that manages the Inns and the development company or companies that develop new Inns. Mr. Kitchin is also eligible under the employment agreement to participate in Company incentive, profit sharing, savings, retirement and welfare benefit plans, and is entitled to expense reimbursement and other fringe benefits.

        If Mr. Kitchin's employment is terminated by the Company without cause or by Mr. Kitchin for good reason, Mr. Kitchin is entitled to the following:
(a) two times his annual base salary then in effect and the average of his annual bonuses for the two preceding fiscal years; (b) the vesting of any and all restricted stock and options to purchase Company common stock; (c) certain welfare benefits for two years; (d) any other benefits Mr. Kitchin is entitled to be paid, provided or is otherwise eligible to receive under any plan, program, policy, contract or agreement. In the event Mr. Kitchin resigns or he terminates his employment for other than good reason, Mr. Kitchin is entitled to an amount equal to his base salary to the date of termination.

      The employment agreement provides that in the event the severance payments and other compensation provided for under the agreement become subject to the excess parachute payment excise tax under the Internal Revenue Code of 1986, as amended, the Company will pay to Mr. Kitchin an additional amount such that the net amount retained by Mr. Kitchin after deduction of the excise tax and any federal, state or local taxes will equal the total benefits or amounts Mr. Kitchin would otherwise be entitled to under the employment agreement. The employment agreement also provides that the Company will require any successor to all or substantially all of the business and/or assets of the Company to assume and perform the employment agreement in the same manner that the Company would be required to perform.

      The employment agreement provides that during the term of the agreement, neither Mr. Kitchin nor any entity in which he is an officer, employee, consultant or holder of ten percent or more of the issued and outstanding voting securities or equity interests may own, operate or manage any limited-service motel or hotel other than the Inns of the Company. Similarly, for a period of one year after the termination of Mr. Kitchin's employment with the Company, neither Mr. Kitchin nor any affiliated entity may own, operate or manage any limited-service motel or hotel which is locate within a ten mile radius of any Company Inn.

Report on Executive Compensation

      The Compensation Committee met once during 2000. At that meeting the Compensation Committee approved the recommendations of Thomas W. Kitchin regarding stock option awards to executive officers and other key employees under the Jameson 1993 Stock Incentive Plan and recommended such awards to the Stock Plan Committee. All other decisions regarding the compensation of executive officers were in practice made by Mr. Kitchin, our Chief Executive Officer, Chairman of the Board and a director.

      This report is made by Dr. Robert D. Hisrich, Michael E. Lawrence and Thomas J. O'Haren who constituted the Compensation Committee during 2000.

Insider Participation in Compensation Decisions

      As noted above under "Report on Executive Compensation," Thomas W. Kitchin, our Chief Executive Officer, Chairman of the Board and a director made recommendations to the Compensation Committee regarding stock option awards to executives and other key employees under the 1993 Plan. All other decisions regarding the compensation of executive officers was determined in practice during 2000 by Mr. Kitchin.

Stockholder Return Performance Graph

      Our common stock was first registered under the Securities Exchange Act of 1934 and was listed for trading on the Nasdaq National Market on January 27, 1994. The following graph compares the percentage change in the cumulative total stockholder return on our common stock during the period which commenced January 1, 1995, and ended December 31, 2000, with the cumulative total return on the Nasdaq Market - U.S. Index and the Standard & Poors Hotel-Motel Index.

Research Data Group                                             Peer Group Total Return Worksheet
-------------------------------------  -----------------------------------------------------------------------------------
                                                                     Cumulative Total Return
                                       -----------------------------------------------------------------------------------
                                                    12/95        12/96         12/97        12/98       12/99        12/00
JAMESON INNS, INC.                                 100.00       162.70        154.32       128.52      116.03       109.32
NASDAQ STOCK MARKET (U.S.)                         100.00       123.04        150.69       212.51      394.94       237.68
S&P LODGING-HOTELS                                 100.00       119.13        166.70       135.71      135.70       109.75

      The above performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this amendment into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation of Directors

      We pay each director other than Mr. Kitchin an annual fee of $10,000. Payment of the annual fee is not contingent upon attendance at board or committee meetings. We also pay $500 for each Board of Directors or board committee meeting attended and reimbursement of expenses incurred in attending board or committee meetings.

      Under our Director Stock Option Plan (the "1995 Director Plan"), each director who is not otherwise an employee of the Company or an employee of any of our subsidiaries or affiliates is granted an option to purchase 25,000 shares of common stock upon his initial election as director. Dr. Hisrich and Mr. Lawrence, who were elected or appointed as directors prior to the adoption in 1995 of the 1995 Director Plan, each received options to purchase 25,000 shares of common stock upon the adoption of the 1995 Director Plan in exchange for their surrender and the cancellation of stock options previously granted to each of them under the 1993 Jameson Stock Incentive Plan. Options granted under the 1995 Director Plan vest immediately at the time of grant and have a per share exercise price equal to the fair market value of a share of common stock at the close of business on the last business day preceding the day of grant. The options granted to Dr. Hisrich and Mr. Lawrence have an exercise price of $7.25 per share. Mr. O'Haren received an option to purchase 25,000 shares of common stock on June 20, 1997, at an exercise price of $11.375.

      Under our Jameson Inns, Inc. 1997 Director Stock Option Plan (the "1997 Director Plan"), each of our directors who is serving as a director on the first business day following our annual meeting of stockholders and at such annual meeting was considered as a director who was continuing in office or was reelected as a director and is not otherwise an employee of the Company or an employee of any of our subsidiaries or affiliates is granted an option to purchase 5,000 shares of common stock as of the first business day following the annual meeting of our stockholders. Dr. Hisrich, Mr. Lawrence and Mr. O'Haren, who were elected or appointed as directors prior to the adoption in November 1997 of the 1997 Director Plan, each received an option to purchase 5,000 shares of common stock upon the adoption of the 1997 Director Plan. Options granted under the 1997 Director Plan vest immediately at the time of grant and have a per share exercise price equal to the fair market value of a share of common stock at the close of business on the last business day preceding the day of grant. The options granted to Dr. Hisrich, Mr. Lawrence and Mr. O'Haren in November 1997 under the 1997 Director Plan have an exercise price of $11.625 per share. On June 29, 1998, May 8, 1999, and June 19, 2000, each of these directors received under the 1997 Director Plan options to purchase 5,000 shares of common stock at exercise prices of $10.00, $9.00 and $7.00 per share, respectively.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of April 28, 2000, regarding (a) the ownership of the Company's common stock by all persons known by the Company to be beneficial owners of more than five percent of such stock, and (b) the ownership of the Company's common stock, 9.25% Series A Cumulative Preferred Stock, par value $1.00 per share ("Series A Preferred Stock"), and $1.70 Series S Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series S Preferred Stock"), by (i) each director and nominee for director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table below, and (iii) all executive officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.


                                                        Shares of                    Shares of
                                                        Series A                     Series S
                           Shares of                    Preferred                    Preferred
                         Common Stock                     Stock                       Stock
Name of Owner or         Beneficially    Percentage   Beneficially     Percentage   Beneficially    Percentage
Identity of Group          Owned (1)      of Class      Owned (1)       of Class     Owned (1)      of Class
-----------------          --------       --------      ---------       --------     ---------      --------
Thomas W. Kitchin (2)         773,129          6.56%        72,727          5.71%            --             --
   8 Perimeter Center
    East,
   Suite 8050
   Atlanta, Georgia
    30346-1604

Robert D. Hisrich (3)          40,900        *                  --            --             --             --

Michael E. Lawrence (3)        40,500        *                 100        *                  --             --

Thomas J. O'Haren (3)          76,396        *                  --            --             --             --

All directors and           1,344,948         11.18%        72,827        *                  --             --
 executive
   officers as a group
   (8 persons) (4)

_______

* Less than one percent (1%)

(1) The total number includes shares issued and outstanding as of April 27, 2001, plus shares which the owner shown above has the right to acquire within 60 days after April 27, 2001. For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after April 27, 2000, pursuant to the exercise of outstanding stock options.

(2) Includes 46,938 shares owned by Kitchin Children's Trust, the beneficiaries of which are members of the family of Mr. Kitchin and of which Mr. Kitchin serves as trustee, 120,000 shares issuable upon the exercise of currently vested stock options, 168,459 shares of restricted common stock and 21,000 shares owned jointly with Mr. Kitchin's spouse.

(3) Includes 40,000 shares issuable upon the exercise of currently vested stock options.

(4) Includes 373,734 shares issuable upon the exercise of currently vested stock options and 411,207 shares of restricted common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Leases. All of our operating hotel properties or Inns are leased, and future Inns are expected to be leased, to Jameson Hospitality under several master leases from the various Jameson entities that hold legal title to the Inns. Jameson Hospitality is a limited liability company owned 100% by Thomas
W. Kitchin, our Chief Executive Officer, Chairman of the Board and director, and members of his family.

      The master leases covering our Jameson Inns (collectively, the "Jameson Lease") terminate December 31, 2010, subject to earlier termination upon the occurrence of certain events. The Jameson Lease provides for payment of base rent and, if required based on the formula set forth under the Jameson Lease, percentage rent. The Jameson Lease requires us to pay real and personal property taxes, general liability and casualty insurance premiums, the cost of maintaining structural elements, including underground utilities, and the cost of refurbishment of the Jameson Inns. Jameson Hospitality is required to pay liability insurance premiums, utility costs and all other costs and expenses incurred in the operation of the Jameson Inns. The Leases covering our Signature Inns (collectively, the "Signature Lease") are substantially the same as the Jameson Lease except for the term and the rental calculation. The Signature Lease expires December 31, 2012, subject to earlier termination upon the occurrence of certain events. In 2000, aggregate base rent charged to Jameson Hospitality by us under the all master leases totaled $28.9 million and aggregate percentage rent totaled $13.6 million.

     Turnkey Construction Contracts. All new Inns and expansions of existing Inns were constructed by Jameson Hospitality or by its predecessor companies.
It is anticipated that Jameson Hospitality will act as general contractor for new Inns we build as well as expansions of existing Jameson Inns. All Inns and Inn expansions are constructed by Jameson Hospitality on a turnkey basis pursuant to construction agreements with us. Jameson Hospitality also performs all of the construction work for renovations of existing Inns and constructed fitness centers for Jameson Inns constructed prior to their becoming a standard feature of new Jameson Inns. We paid Jameson Hospitality an aggregate of approximately $48.3 million for turnkey construction of new Inns, expansions and renovations during the year ended December 31, 2000. Under the construction agreements, if the contract price for a new Inn or group of Inns or an Inn expansion exceeds Jameson Hospitality's costs plus 10%, Jameson Hospitality is required to refund the excess amount to us. The contract price as well as the other terms of each construction agreement submitted by Jameson Hospitality are subject to approval by our independent directors.

     Cost Reimbursement Agreement. Our officers and employees are also employees of Jameson Hospitality. Rather than duplicate payroll and certain other administrative functions, we have entered into and are a party to a Cost Reimbursement Agreement with Jameson Hospitality which provides that the we will reimburse Jameson Hospitality, on an actual cost basis, for the employee compensation and overhead costs attributable to us. Our officers and employees receive their salaries, hourly wages and fringe benefits entirely from Jameson Hospitality, which also pays our office overhead and other general and administrative costs. Under the Cost Reimbursement Agreement, we determine for each officer and employee the amount that we would pay in salary and benefits if such person devoted 100% of his or her time to our business. Jameson Hospitality then determines, subject to our review, the actual percentage of the person's time devoted to our business and applies that percentage to our established compensation amount. The resulting figure is the amount we reimburse Jameson Hospitality with respect to officer or employee compensation. Office overhead and other general and administrative costs are also allocated to and borne by us based primarily on the amount of time spent by these officers and employees on our business. In 2000, these allocations of salary, office overhead and other general and administrative costs to us totaled approximately $563,825.

      Jameson Hospitality Purchase Agreement. In July of 2000, we entered into an agreement with Jameson Hospitality by which we committed to cause any purchaser of the Company to enter into an agreement to also purchase the Inn and billboard operating assets of Jameson Hospitality at a price of $17 million. This agreement was entered into at the suggestion of our independent financial advisers in connection with the process we were then engaged in of considering various corporate and strategic alternatives. The primary purpose for entering into the agreement was to pre-establish a value for these Jameson Hospitality assets in the event we were to engage in negotiations for a sale or merger of the Company, thereby eliminating a potential conflict of interest that might otherwise exist in such a situation if Thomas W. Kitchin, the Chief Executive Officer of the Company and the primary owner of Jameson Hospitality were negotiating with a third party with respect to such a transaction. The agreement, including the amount of the purchase price, was approved by the independent directors of the Company based on the advice from the Company's financial advisers regarding the purpose of the agreement and the price that should be paid for the Jameson Hospitality assets. The agreement expired after six months and is no longer in force.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, April 30, 2001.

                              JAMESON INNS, INC.

                              By:  /s/ Steven A. Curlee
                                  -----------------------------------------
                                  Steven A. Curlee, Vice President - Legal,
                                  General Counsel, Secretary