Form 10-Q
period 2001-03-31
JAMESON INNS INC
filed 2001-05-15
CIK 914373

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 2001

                                       or

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
X       Yes          No
-------      -------

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 11,657,490 shares outstanding as of May 10, 2001.

INDEX


PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of March 31, 2001
     (unaudited) and December 31, 2000...................................... 3

     Condensed Consolidated Statements of Operations for the Three Month
     Periods Ended March 31, 2001 and 2000 (unaudited)...................... 4

     Condensed Consolidated Statements of Stockholders' Equity for the Three Month Period Ended March 31, 2001 (unaudited) and the Year Ended
     December 31, 2000...................................................... 5

     Condensed Consolidated Statements of Cash Flows for the Three Month
     Periods Ended March 31, 2001 and 2000 (unaudited)...................... 6

     Notes to Condensed Consolidated Financial Statements (unaudited)....... 7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................ 9


PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................14

   SIGNATURES...............................................................15

   EXHIBITS

                              JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31      December 31
                                                      2001           2000
                                                  ------------   ------------
                                                   (UNAUDITED)

Assets
Operating property and equipment                  $352,053,353   $365,243,811
Property and equipment held for sale                16,842,956      7,171,688
Less: accumulated depreciation                     (38,645,207)   (38,324,641)
                                                  ------------   ------------
                                                   330,251,103    334,090,858

Cash                                                 8,598,471      1,976,592
Restricted cash                                        636,351        636,126
Other receivables                                    2,601,942              -
Receivable from affiliate                            6,050,962              -
Deferred finance costs, net                          3,596,567      3,690,409
Other assets                                           569,759        549,382
                                                  ------------   ------------
                                                  $352,305,154   $340,943,367
                                                  ============   ============

Liabilities and Stockholders' Equity
Mortgage notes payable                            $224,794,969   $207,145,362
Accounts payable and accrued expenses                  504,194        553,443
Payable to affiliate                                         -      1,038,252
Accrued interest payable                             1,563,052      1,461,280
Accrued property taxes                               2,202,725      2,336,416
Preferred stock dividends payable                    1,667,183      1,667,183
                                                  ------------   ------------
                                                   230,732,123    214,201,936
Stockholders' equity:
   Preferred stock, $1 par value,
     1,272,727 shares of  9.25%
     Series A Cumulative Preferred Stock
     issued and outstanding                          1,272,727      1,272,727
   Preferred stock, $1 par value,
     2,191,500 shares of 8.5% Series S Cumulative
     Preferred Stock issued and outstanding          2,191,500      2,191,500
   Common stock, $.10 par value, 40,000,000
     shares authorized, 11,658,018 shares
     (11,554,238 shares in 2000) issued and
     outstanding                                     1,165,802      1,155,424
   Additional paid-in capital                      117,969,993    123,148,771
   Retained deficit                                 (1,026,991)    (1,026,991)
                                                  ------------   ------------
Total stockholders' equity                         121,573,031    126,741,431
                                                  ------------   ------------
                                                  $352,305,154   $340,943,367
                                                  ============   ============

See accompanying notes.

                              JAMESON INNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31
                                                         2001          2000
                                                     ------------   ----------
Lease revenue                                        $ 10,763,976   $9,109,277

Expenses:
   Property and other tax expense                       1,013,485      787,385
   Insurance expense                                      250,800      203,682
   Depreciation                                         4,860,850    3,357,896
   General and administrative expenses                    357,074      372,166
   Loss on impairment of real estate                      900,000            -
   (Gain) loss on disposal of real estate                (499,423)      32,852
   Gain on sale of land                                  (197,068)           -
                                                      -----------   ----------
Total expenses                                          6,685,718    4,753,981
                                                      -----------   ----------

Income from operations                                  4,078,258    4,355,296

Interest expense, net                                   4,834,041    3,013,672
Other income                                                8,148        2,592
                                                      -----------   ----------

Income (loss) before extraordinary loss                  (747,635)   1,344,216
Extraordinary loss - early extinguishment of debt          92,799       31,847
                                                      -----------   ----------

Net income (loss)                                        (840,434)   1,312,369
Less preferred stock dividends                          1,667,183    1,694,595
                                                      -----------   ----------
Net income (loss) attributable to
    common stockholders                               ($2,507,617)   ($382,226)
                                                      ===========   ==========

Per common share:
Income (loss) before extraordinary loss:
   Basic and Diluted                                       ($0.22)      ($0.03)
Net income (loss):
   Basic and Diluted                                       ($0.23)      ($0.03)
Dividends paid on common stock                             $0.245       $0.245


See accompanying notes.

                              JAMESON INNS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                            Preferred    Preferred
                                              Stock        Stock       Common     Contributed     Retained    Stockholders'
                                             Series A    Series S      Stock        Capital       Deficit         Equity
                                            ----------  -----------  ----------  -------------  ------------  --------------
Balance at December 31, 1999                $1,272,727  $2,256,000   $1,108,395  $132,692,914   ($1,026,991)   $136,303,045

  Issuance of preferred and common
  stock, net of offering expense                     -           -        7,211       492,658             -         499,869

  Vesting of restricted stock grant                  -           -       33,111       271,066             -         304,176

  Conversion of Series S Preferred Stock             -     (64,500)       6,708      (143,771)            -        (201,563)

  Common stock dividends                             -           -            -   (10,164,096)   (1,094,774)    (11,258,870)

  Preferred stock dividends (Series S)               -           -            -             -    (3,557,370)     (3,557,370)

  Preferred stock dividends (Series A)               -           -            -             -    (3,138,774)     (3,138,774)

  Net income                                         -           -            -             -     7,790,918       7,790,918
                                            ----------  ----------   ----------  ------------   -----------    ------------
Balance at December 31, 2000                $1,272,727  $2,191,500   $1,155,424  $123,148,771   ($1,026,991)   $126,741,431

  Issuance of common stock                           -           -        1,378        88,451             -          89,829

  Vesting of restricted stock grant                  -           -        9,000        71,176             -          80,176

  Common stock dividends                             -           -            -    (5,338,405)    2,507,617      (2,830,788)

  Preferred stock dividends (Series S)               -           -            -             -      (931,388)       (931,388)

  Preferred stock dividends (Series A)               -           -            -             -      (735,795)       (735,795)

  Net income (loss)                                  -           -            -             -      (840,434)       (840,434)
                                            ----------  ----------   ----------  ------------   -----------    ------------
Balance at March 31, 2001                   $1,272,727  $2,191,500   $1,165,802  $117,969,993   ($1,026,991)   $121,573,031
                                            ==========  ==========   ==========  ============   ===========    ============

See accompanying notes.

                              JAMESON INNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31
                                                                         2001               2000
                                                                     -----------        ------------
Operating Activities
Net income                                                          $  (840,434)        $  1,312,369
Adjustments to reconcile net income to cash
 provided by operating activities:
 Extraordinary loss                                                      92,799               31,847
 Depreciation and amortization                                        5,041,488            3,483,786
 Stock-based compensation expense                                        80,176               75,717
 Loss on impairment of real estate                                      900,000                    -
 Gain on sale of land                                                  (197,068)                   -
 (Gain) loss on disposal of real estate                                (499,423)              32,852
 Changes in assets and liabilities increasing (decreasing) cash:
  Lease revenue receivable                                           (6,050,962)          (5,923,572)
  Restricted cash                                                          (225)          12,013,607
  Other assets                                                          (20,377)             144,959
  Accounts payable and accrued expenses                                 (59,249)            (484,829)
  Accounts payable to affiliates                                     (1,038,252)           3,546,510
  Accrued interest payable                                              101,772              127,908
  Accrued property taxes and other accrued liablilities                (133,691)              26,611
                                                                    -----------         ------------
Net cash provided by (used in) operating activities                  (2,623,446)          14,387,765

Investing Activities
Proceeds from disposition of real estate                                      -            1,490,000
Proceeds from disposition of land                                       297,068                    -
Additions to property and equipment                                  (4,068,021)         (11,481,735)
                                                                    -----------         ------------
Net cash provided by (used in) investing activities                  (3,770,953)          (9,991,735)

Financing Activities
Common stock dividends paid                                          (2,830,788)          (2,793,488)
Preferred stock dividends paid                                       (1,667,183)          (1,694,595)
Proceeds from issuance of common stock, net of offering expense          89,829               58,296
Proceeds from mortgage notes payable                                 27,316,651           19,887,081
Payment of deferred finance costs                                      (225,187)            (559,812)
Payments on mortgage notes payable                                   (9,667,044)         (20,491,670)
                                                                    -----------         ------------
Net cash provided by (used in) financing activities                  13,016,278           (5,594,188)

Net change in cash                                                    6,621,879           (1,198,158)
Cash at beginning of year                                             1,976,592            2,531,009
                                                                    -----------         ------------
Cash at end of period                                               $ 8,598,471         $  1,332,851
                                                                    ===========         ============

Non-cash activity - Receivable from disposition of real estate      $ 2,601,942                    -
                                                                    ===========         ============

See accompanying notes.

                              JAMESON INNS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Business and Basis of Financial Statements

Jameson Inns, Inc. is a self-administered real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating in the southeastern United States under the trademark "The Jameson Inn(R)." We also own Inns in the Midwest operating under the name "Signature Inn(R)" as a result of the acquisition of Signature Inns, Inc. in May 1999.

At March 31, 2001 there were 102 Jameson Inns in operation in nine Southeastern states and 26 Signature Inns in operation in six Midwestern states, with a total of 8,270 rooms. Five additional Jameson Inns and nine expansions of existing Jameson Inns were under construction at March 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

2.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                   March 31
                                                          --------------------------
                                                              2001          2000
                                                          --------------------------
Numerator
Income (loss) before extraordinary loss                   $  (747,635)  $ 1,344,216
Extraordinary loss                                            (92,799)      (31,847)
                                                          -----------   -----------
Net income (loss)                                            (840,434)    1,312,369
Preferred stock dividends                                  (1,667,183)   (1,694,595)
                                                          -----------   -----------
Numerator for basic earnings per share - income (loss)
  available to common stockholders
                                                           (2,507,617)  $  (382,226)
                                                          ===========   ===========

Denominator
Weighted average shares outstanding                        11,561,209    11,399,536
Less: Unvested restricted shares                             (416,370)     (390,336)
                                                          -----------   -----------
Denominator for basic and diluted earnings per share       11,144,839    11,009,200
                                                          ===========   ===========
Basic and Diluted Earnings Per Common Share
Income (loss) before extraordinary loss                   $      (.22)  $      (.03)
Extraordinary loss                                               (.01)           --
                                                          -----------   -----------
Net income (loss)                                         $      (.23)  $      (.03)
                                                          ===========   ===========


Options to purchase 900,721 and 704,904 shares of common stock for the three months ended March 31, 2001 and 2000 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Additionally, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

3. Properties Held for Sale

     In 1999, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations or held for sale when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the first quarter of 2001 the Company recognized a $900,000 loss on impairment of real estate related to four of its properties.

     We have considered disposing of some of our 40-room, exterior corridor Jameson Inn hotels and several Signature Inn hotels located in markets that have been under-performing. Based on a review of our investment portfolio during the first quarter of 2001, ten Jameson Inn hotels and two Signature Inn hotels did not meet our investment criteria. Two Jameson Inn hotels were sold in March 2001. The remaining ten Inns along with several parcels of land are classified as held for sale at March 31, 2001. The hotel properties and parcels of land held for sale are recorded at the lower of cost or fair value less anticipated selling costs. During 2001, we will continue to identify additional Inns to dispose of which do not meet our investment criteria. Accordingly, we may incur additional impairment losses in 2001.

On March 30, 2001, we sold the Jameson Inn hotels and associated billboards located in Hartwell, Georgia and Washington, Georgia resulting in a gain of approximately $499,000. The cash proceeds from these dispositions were received on April 5, 2001 and used in part to retire the related indebtedness.

Additionally, we sold a tract of land during the first quarter of 2001 resulting in a gain of $197,000.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our historical consolidated financial statements and those of Jameson Hospitality, LLC ("Jameson Hospitality") and the accompanying notes which are included in this report.

General

Our primary source of revenue is rent payments by Jameson Hospitality under master leases ("the Leases") covering all of the Jameson Inns and Signature Inns in operation. Our expenses consist of property and other taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Inns.

The Leases provide for the payment of base rent and percentage rent. For the quarter ended March 31, 2001, we earned base rent and percentage rent in the aggregate amount of $10.5 million. The principal determinant of percentage rent is Jameson Hospitality's Room Revenues from the Inns, as defined by the Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Inns, particularly with respect to occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") is appropriate for understanding revenue from the Leases.


  The following table shows certain historical financial and other information for the years indicated.

                                            Period Ended March 31

                                              2001        2000
                                            ---------  ---------

Occupancy rate                                  50.9%      53.2%
ADR                                         $  57.93   $  57.27
REVPAR                                      $  29.51   $  30.44
Room rental revenues (000s)                 $ 22,173   $ 20,257
Other Inn revenues (000s)                   $    625   $    703
Room Revenues (000s)                        $ 22,798   $ 20,960
Room nights available                        751,428    665,367
Operating Inns (at period end)                   128        117
Rooms available (at period end)                8,270      7,508


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

     The master leases provide for the payment of base rent and percentage rent. For the period ended March 31, 2001, we earned a combined base rent and percentage rent in the aggregate amount of $6.9 million from rental of Jameson Inns and $3.6 million from rental of Signature Inns. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our operating Inns, particularly with respect to occupancy, ADR and REVPAR, is appropriate for understanding our lease revenue.


Results of Operations

     Comparison of the Period Ended March 31, 2001 to the Period Ended March 31, 2000.

     Our lease revenue for the period ended March 31, 2001 increased 17.9% to $10.5 million as compared to $8.9 million for the same period in 2000. The increase was due to an increase in Jameson Hospitality's room revenues. Additionally, we received $181,000 in billboard lease rentals during the first quarter of 2001 compared to $165,000 for the same period in 2000.

     As a result of the following factors, Jameson Hospitality's first quarter Room Revenues rose 8.8%, from $21.0 million for 2000 to $22.8 million in 2001:

     . The number of room nights available at our Inns increased from 665,367 in 2000 to 751,428 in 2001, or 12.9%, due to the opening from January 2000 through March 2001 of 17 new Jameson Inns (1,079 total additional rooms) and the expansion of one existing Jameson Inn (20 total additional rooms), offset partially by the sale of two Jameson Inns, Hartwell and Washington, Georgia (81 rooms) in March 2001.

     . The occupancy rate for all Inns decreased from 53.2% for first quarter 2000 to 50.9% for first quarter 2001. The decrease in overall occupancy of the Inns is attributable primarily to:

        .    additional competition in certain markets, and

        . the impact from our recently opened larger interior-corridor properties which achieved start-up occupancies which are lower than our mature hotel properties.

     . The ADR for all Inns increased 1.2% from $57.27 in the first three months of 2000 to $57.93 in the same period for 2001.

     Jameson Hospitality's same Inn Room Revenues for Jameson Inns for the first quarter 2001 compared to the same period in 2000 decreased to $19.0 million from $20.1. The decrease is due to a decrease in the occupancy rate of these Inns from 53.3% in the first quarter 2000 to 50.6% in first quarter 2001, partially offset by an increase in ADR from $57.15 to $57.37 for these Inns, and the expansion of one of these Inns since January 2000.

     Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for first quarter 2001 was $357,000 as compared to $372,000 for the same period in 2000.

     Our property and other taxes and insurance expenses totaled $1.3 million in the first quarter of 2001, compared with $1.0 million for the same period in 2000. The increase is attributable primarily to the increase in the construction and expansion of Jameson Inns during 2000.

     Our interest expense increased from $3.0 million in first quarter 2000 to $4.8 million in the first quarter of 2001. This was the result of greater amounts of average principal indebtedness outstanding related primarily to the development of new Jameson Inns offset partially by interest rate decreases.

     Our depreciation expense increased from $3.4 million in the first quarter of 2000 to $4.9 million in 2001, due primarily to an increase in the number of operating Jameson Inns.

     During the first quarter 2001, ten Jameson Inn properties and two Signature Inn properties, which were located in markets that were under-performing and did not meet our investment criteria, were classified as property and equipment held for sale. Two of the Jameson Inns were sold in March 2001 resulting in a gain of $499,000. In addition, an impairment loss of $900,000 was recognized in the first quarter on four of the Jameson Inn properties identified as held for sale at March 31, 2001. During 2001, we will continue to identify additional Inns that are under-performing and do not meet our investment criteria. Accordingly, we may incur additional impairment losses in 2001. Additionally, a tract of land was sold during the first quarter resulting in a gain of $197,000.


                             Funds From Operations

     The following table illustrates our calculation of funds from operations on a historical basis for the periods ended March 31, 2000 and 2001.

                                                         Period Ended March 31,
                                                         ---------------------
                                                            2001        2000
                                                         ---------   ---------
                                                         (dollars in thousands)

Net income (loss) available to common stockholders       $(2,508)     $  382

Add (subtract):
 Depreciation expense                                       4,861       3,358
 Adjustment for equity share of hotel limited partnership       -          24

 (Gain) loss on disposal of real estate                      (499)         33

 Extraordinary loss-early extinguishment of debt               93          32

 Loss on impairment of real estate                            900           -
                                                          -------      ------
Funds From Operations                                     $ 2,847      $3,041
                                                          =======      ======


Liquidity and Capital Resources

     We expect to continue to develop additional Jameson Inns and to expand existing Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of new Jameson Inns and Signature Inns entirely with bank borrowings. While we believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth. At March 31, 2001, we had approximately $224.8 million in outstanding debt.

     As of March 31, 2001, we had a total of five Jameson Inns under construction with total remaining construction costs, excluding land and closing costs, expected to total $10.2 million when the projects are complete. For these five properties, we have secured construction loans totaling $12.2 million, with remaining availability of $9.6 million at March 31, 2001. Additionally, the nine Inn expansions planned for 2001 are expected to total $8.1 million when the projects are complete. We have obtained construction loan commitments totaling $6.9 million to fund these expansions.

     To meet the future financing needs for the properties under construction and expansion, the refurbishing costs of our existing Inns, and certain other operating needs including the payment of dividends and other operating expenses, we expect to use our funds generated from operations, existing cash on hand, the remaining availability under the construction loans and lines of credit, proceeds from the refinancing of Inns with increased borrowing capacity, and net proceeds from the sale of our properties held for sale. We anticipate that we will need additional financing to continue our historic growth pattern and to maintain the current level of our dividend distributions.

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

     In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but they may include our common stock as well. As of March 31, 2001, no shares have been repurchased under the program.

     As with most real estate investments, our investments in the Inns and billboards are relatively illiquid and such illiquidity is further increased by the location of many Jameson Inns in small communities. As a result, the ability of Jameson to sell or otherwise dispose of any Inn to provide liquidity may be limited.

     We have four stock incentive plans in place. As of March 31, 2001, there were 216,827 shares of our common stock reserved for future grants and options to purchase 900,721 shares of our common stock were outstanding (including 543,071 which were exercisable). In addition, as of March 31, 2001, there were 493,076 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality which are restricted as to sale until vested in 2002 through 2010.

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


Forward-Looking Statements

There are a number of statements in this report which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as our expansion plans (including construction of new Inns and expansion of existing Inns), availability of debt financing and capital, payment of quarterly dividends, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, the actual results and developments will conform to our expectations and predictions are subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Jameson Hospitality's willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) the business opportunities (or lack thereof) that may be presented to and pursued by us; (5) the availability of qualified managers and employees necessary for our planned growth; (6) changes in laws or regulations and (7) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.


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

The following table summarizes the unaudited financial results of Jameson Hospitality.

                                        Three Months Ended
                                              March 31
                                    --------------------------
                                        2001          2000
                                    ------------   -----------
Room revenues                       $ 22,797,950   $20,959,206
Construction revenues                  4,034,061    10,361,622
Other income                             454,580       386,129
                                    ------------   -----------
   Total revenues                     27,286,591    31,706,957

Inn operating expenses                11,301,565    11,779,867
Lease expense                         10,565,335     9,067,458
Construction and other expenses        4,444,261     9,168,061
General and administrative             2,820,693     1,789,379
Depreciation and amortization             67,840        78,749
                                    ------------   -----------
   Total expenses                     29,199,690    31,883,514
                                    ------------   -----------
    Net income (loss)               $ (1,913,099)  $  (176,557)
                                    ============   ===========


Distributions to Stockholders

The table below sets forth, for the periods indicated, the cash distributions declared per share since January 1, 2000.



                                        Preferred Stock   Preferred Stock
                         Common Stock       Series A          Series S
                         ------------   ---------------   ---------------
First Quarter, 2000         $0.245          $0.5781            $0.425
Second Quarter, 2000        $0.245          $0.5781            $0.425
Third Quarter, 2000         $0.245          $0.5781            $0.425
Fourth Quarter, 2000        $0.245          $0.5781            $0.425

First Quarter, 2001         $0.245(1)       $0.5781(1)         $0.425(1)



(1) On March 15, 2001 we declared this dividend, which is payable on May 20, 2001 to stockholders of record on March 30, 2001.

PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            We filed no Form 8-K filings during the three months ended March 31, 2001.

Exhibits

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Jameson Inns, Inc.



Dated: May 14, 2001               By:  /s/ Craig R. Kitchin
                                      -------------------------------------
                                      Craig R. Kitchin
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)


                                  By: /s/ Martin D. Brew
                                      -------------------------------------
                                      Martin D. Brew
                                      Treasurer and Corporate Controller
                                      (Principal Accounting Officer)