Form 10-Q
period 2001-06-30
JAMESON INNS INC
filed 2001-08-14
CIK 914373

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                --------------

                                   Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended June 30, 2001

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period _______________ to _______________.

                         Commission file number 0-23256

                               JAMESON INNS, INC.
            (Exact name of registrant as specified in its Articles)

                                --------------

               Georgia                                58-2079583
               -------                                ----------
      (State or other jurisdiction               (I.R.S. Employer
      of incorporation)                          Identification No.)

                      8 Perimeter Center East, Suite 8050
                          Atlanta, Georgia 30346-1604
                                (770) 901-9020
                                --------------
(Address of principal executive offices including zip code and telephone number)

                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X   Yes     No
---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 11,679,824 shares outstanding as of August 1, 2001.

                              JAMESON INNS, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000............................................  3

          Condensed Consolidated Statements of Operations for the Three and Six Month
           Periods Ended June 30, 2001 and 2000 (unaudited).............................  4

          Condensed Consolidated Statements of Cash Flows for the Six Month
           Periods Ended June 30, 2001 and 2000 (unaudited).............................  5

          Notes to Condensed Consolidated Financial Statements (unaudited)..............  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................  8

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
               RISK..................................................................... 14

PART II.  OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................  15

     ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K..........................................  15

     SIGNATURES........................................................................  16

     EXHIBITS

                              JAMESON INNS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30               December 31
                                                                        2001                    2000
                                                                   ---------------        ----------------
                                                                     (UNAUDITED)
Assets
Operating property and equipment                                    $ 361,310,986           $ 365,243,811
Property and equipment held for sale                                   15,468,273               7,171,688
Less: accumulated depreciation                                        (42,899,912)            (38,324,641)
                                                                    -------------           -------------
Investment in properties, net                                         333,879,347             334,090,858

Cash                                                                    8,428,586               1,976,592
Restricted cash                                                           641,436                 636,126
Receivable from affiliate                                               2,356,515                     --
Deferred finance costs, net                                             3,588,835               3,690,409
Other assets                                                              936,511                 549,382
                                                                    -------------           -------------
                                                                    $ 349,831,230           $ 340,943,367
                                                                    =============           =============

Liabilities and Stockholders' Equity
Mortgage notes payable                                              $ 224,958,381           $ 207,145,362
Accounts payable and accrued expenses                                     580,516                 553,443
Payable to affiliate                                                         --                 1,038,252
Accrued interest payable                                                1,566,202               1,461,280
Accrued property and other taxes                                        2,434,021               2,336,416
Preferred stock dividends payable                                       1,667,176               1,667,183
                                                                    -------------           -------------
                                                                      231,206,296             214,201,936
Stockholders' equity:
   Preferred stock, $1 par value, 1,272,727
       shares of  9.25% Series A Cumulative
       Preferred Stock issued and outstanding                           1,272,727               1,272,727
   Preferred stock, $1 par value,
      2,191,500 shares of 8.5% Series S Cumulative
      Preferred Stock issued and outstanding                            2,191,500               2,191,500
   Common stock, $.10 par value, 40,000,000 shares
      authorized, 11,677,832 shares (11,554,238
      shares in 2000) issued and outstanding                            1,167,783               1,155,424
   Additional paid-in capital                                         115,019,915             123,148,771
   Retained deficit                                                    (1,026,991)             (1,026,991)
                                                                    -------------           -------------
Total stockholders' equity                                            118,624,934             126,741,431
                                                                    -------------           -------------
                                                                    $ 349,831,230           $ 340,943,367
                                                                    =============           =============

See accompanying notes.

                              JAMESON INNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                                  June 30                         June 30
                                                           2001            2000            2001             2000
                                                      ------------     ------------    ------------     ------------
Lease revenue                                         $ 11,650,990     $ 11,682,167    $ 22,414,966     $ 20,791,444

Expenses:
     Property and other taxes                            1,004,915          873,422       2,018,400        1,660,807
     Insurance                                             238,800          215,240         489,600          418,922
     Depreciation                                        4,818,604        3,523,073       9,679,454        6,880,969
     General and administrative                            358,063          302,484         715,137          674,650
     Loss on impairment of real estate                     100,000             --         1,000,000             --
     (Gain) loss on disposal of real estate               (730,498)            --        (1,229,921)          32,852
     Gain on sale of land                                     --               --          (197,068)            --
                                                      ------------     ------------    ------------     ------------
Total expenses                                           5,789,884        4,914,219      12,475,602        9,668,200
                                                      ------------     ------------    ------------     ------------

Income from operations                                   5,861,106        6,767,948       9,939,364       11,123,244

Interest expense, net                                    4,752,651        3,551,704       9,586,692        6,565,376
Other income                                                 8,148            7,993          16,296           10,585
                                                      ------------     ------------    ------------     ------------

Income before extraordinary loss                         1,116,603        3,224,237         368,968        4,568,453
Extraordinary loss - early extinguishment of debt           92,240           37,382         185,039           69,229
                                                      ------------     ------------    ------------     ------------

Net income                                               1,024,363        3,186,855         183,929        4,499,224
Preferred stock dividends                                1,667,176        1,667,183       3,334,359        3,361,778
                                                      ------------     ------------    ------------     ------------
Net income (loss) attributable to
     common stockholders                              $   (642,813)    $  1,519,672    $ (3,150,430)    $  1,137,446
                                                      ============     ============    ============     ============

Per common share:
 Income (loss) before extraordinary loss:
     Basic and diluted                                $      (0.06)    $       0.14    $      (0.27)    $       0.10
 Net income (loss):
     Basic and diluted                                $      (0.06)    $       0.13    $      (0.28)    $       0.10

Weighted Average Shares - Basic                         11,161,862       11,071,838      11,153,398       11,040,414
Weighted Average Shares - Diluted                       11,624,064       11,459,731      11,615,719       11,428,999

See accompanying notes.

                              JAMESON INNS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30
                                                                               2001              2000
                                                                           ------------      ------------
Operating Activities:
Net income                                                                 $    183,929      $  4,499,224
Adjustments to reconcile net income to cash
    provided (used) by operating activities:
         Extraordinary loss                                                     185,039            69,229
         Depreciation and amortization                                       10,036,824         7,154,705
         Stock-based compensation expense                                       167,941           148,226
         Loss on impairment of real estate                                    1,000,000              --
         Gain on sale of land                                                  (197,068)             --
         (Gain) loss on disposal of real estate                              (1,229,921)           32,852
         Changes in assets and liabilities increasing (decreasing) cash:
           Restricted cash                                                       (5,310)       12,115,000
           Other assets                                                        (387,129)          119,836
           Accounts payable and accrued expenses                                 27,073          (648,682)
           Payable to/receivable from affiliate                              (3,394,767)       (3,489,497)
           Accrued interest payable                                             104,922           266,506
           Accrued property and other taxes                                      97,605           197,493
                                                                           ------------      ------------
Net cash provided by operating activities                                     6,589,138        20,464,892

Investing Activities:
Proceeds from disposition of real estate                                      6,984,370         1,490,000
Proceeds from disposition of land                                               297,068              --
Additions to property and equipment                                         (16,322,392)      (22,036,542)
                                                                           ------------      ------------
Net cash used in investing activities                                        (9,040,954)      (20,546,542)

Financing Activities:
Common stock dividends paid                                                  (5,686,519)       (5,610,302)
Preferred stock dividends paid                                               (3,334,365)       (3,389,190)
Proceeds from issuance of common stock, net                                     552,510           177,983
Conversion of preferred stock                                                      --            (201,563)
Proceeds from mortgage notes payable                                         39,025,296        44,247,233
Payment of deferred finance costs                                              (440,835)       (1,028,178)
Repayments of mortgage notes payable                                        (18,521,863)      (24,404,502)
Scheduled payments on mortgage notes payable                                 (2,690,414)       (2,259,652)
                                                                           ------------      ------------
Net cash provided by financing activities                                     8,903,810         7,531,829

Net change in cash                                                            6,451,994         7,450,179
Cash at beginning of year                                                     1,976,592         2,531,009
                                                                           ------------      ------------
Cash at end of period                                                      $  8,428,586      $  9,981,188
                                                                           ============      ============

See accompanying notes.

                              JAMESON INNS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Business and Basis of Financial Statements

Jameson Inns, Inc. is a real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating under the trademarks "The Jameson Inn (R)" and "Signature Inn (R)". The Company's principal business includes land acquisitions, ownerships of the Inns and certain related billboards, capital improvements to the Inns, and the replacement of furniture, fixtures and equipment for the Inns.

At June 30, 2001 there were 103 Jameson Inns in operation in nine southeastern states and 26 Signature Inns in operation in six midwestern states, with a total of 8,430 rooms. One additional Jameson Inn and nine expansions of existing Jameson Inns were under construction at June 30, 2001.

Jameson Hospitality, LLC ("Jameson Hospitality") operates all of the Inns under master leases.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

2. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months                 Six Months
                                                        Ended June 30               Ended June 30
                                                 ------------------------------------------------------
                                                      2001         2000            2001          2000
                                                 ------------------------------------------------------
Numerator
Income before extraordinary loss                 $ 1,116,603   $ 3,224,237    $   368,968   $ 4,568,453
Extraordinary loss                                   (92,240)      (37,382)      (185,039)      (69,229)
                                                 ------------------------------------------------------
Net income                                         1,024,363     3,186,855        183,929     4,499,224
Preferred stock dividends                         (1,667,176)   (1,667,183)    (3,334,359)   (3,361,778)
                                                 ------------------------------------------------------
Numerator for basic earnings per share - income
 (loss) available to common stockholders         $  (642,813)  $ 1,519,672    $(3,150,430)  $ 1,137,446
                                                 ======================================================

Denominator
Weighted average shares outstanding               11,665,254    11,480,355     11,613,519    11,439,841
Less: Unvested restricted shares                    (503,392)     (408,517)      (460,121)     (399,427)
                                                 ------------------------------------------------------
Denominator for basic and diluted earnings per
     share                                        11,161,862    11,071,838     11,153,398    11,040,414
Plus effect of dilutive securities:
     Employee and director stock options               1,511         8,056          1,497         6,629
     Unvested restricted shares                      460,690       379,837        460,824       381,956
                                                 ------------------------------------------------------
     Total dilutive potential common shares          462,201       387,893        462,321       388,585
                                                 ------------------------------------------------------
Denominator for diluted earnings per share-
 adjusted weighted average shares and assumed
 conversions                                      11,624,063    11,459,731     11,615,719    11,428,999
                                                 ======================================================

Basic Earnings Per Common Share
Income (loss) before extraordinary loss          $      (.06)  $       .14    $      (.27)  $       .11
Extraordinary loss                                        --            --           (.01)         (.01)
                                                 ------------------------------------------------------
Net income (loss)                                $      (.06)  $       .14    $      (.28)  $       .10
                                                 ======================================================

Diluted Earnings Per Common Share
Income (loss) before extraordinary loss          $      (.06)  $       .13    $      (.27)  $       .11
Extraordinary loss                                        --            --           (.01)         (.01)
                                                 ------------------------------------------------------
Net income (loss)                                $      (.06)  $       .13    $      (.28)  $       .10
                                                 ======================================================

Options to purchase 833,589 and 704,904 shares of common stock for the three months ended June 30, 2001 and 2000 were not included in the computation of diluted earnings per share because the effects would be antidilutive. Options to purchase 833,603 and 704,904 shares of common stock for the six months ended June 30, 2001 and 2000 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Additionally, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

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

    During the first quarter of 2001, the Company considered disposing of some of its 40-room, exterior corridor Jameson Inn hotels and several Signature Inn hotels located in markets that have been under-performing. Based on this review, twelve Jameson Inn hotels and two Signature Inn hotels did not meet its
investment criteria and were classified as held for sale.   During the first
quarter of 2001 the Company recognized a $900,000 loss on impairment of real estate related to three of its properties. An additional $100,000 loss on impairment of real estate related to one property was recorded in the second quarter of 2001.

     Two Jameson Inn hotels were sold during the first quarter 2001 and three
were sold during the second quarter 2001.   Upon the sale of four hotel
properties, for which impairment losses were not recorded, the Company recognized net gains of $500,000 in the first quarter of 2001 and $730,000 in the second quarter of 2001, a total of $1.2 million during the first six months of 2001. Additionally, a tract of land was sold during the first quarter resulting in a gain of $197,000. Nine remaining Inns along with several parcels of land are classified as held for sale at June 30, 2001 and are recorded at the lower of cost or fair value less anticipated selling costs. During the remainder of 2001, the Company may identify additional Inns to dispose of which do not meet its investment criteria.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our historical consolidated financial statements and the accompanying notes, and the summary financial results of Jameson Hospitality, which are included in this report.

General

The Company owns limited service hotels located in fourteen states. On June 30, 2001, there were 103 operating Jameson Inns (5,379 available rooms) and 26 operating Signature Inns (3,051 available rooms). The Company opened four new properties during the second quarter or 2001. Two Jameson Inn hotels were sold during the first quarter 2001 and three were sold during the second quarter 2001.

Our primary source of revenue is rent payments by Jameson Hospitality under master leases ("the Leases") covering all of the operating Inns. The Leases provide for the payment of base rent and percentage rent. The principal determinant of percentage rent is Jameson Hospitality's Room Revenues from the Inns, as defined by the Leases.

     The following table shows certain selected hotel operating statistics for the Inns owned by the Company and operated by Jameson Hospitality. The term "Same Inns " refers to our Inns which were operating during the entire period for each of the comparison periods.

                             Three Months Ended    Six Months Ended
                                  June 30              June 30
                                2001       2000      2001      2000
                             --------   --------  --------  --------
Jameson Inns
      All Inns:
      Occupancy Rate            60.5%      62.0%     57.9%     58.8%
      Average Daily Rate      $56.13     $54.75    $55.81    $54.28
      REVPAR                  $33.98     $33.95    $32.32    $31.90
      Same Inns:
      Occupancy Rate            62.0%      62.2%     59.4%     59.9%
      Average Daily Rate      $55.39     $54.65    $54.67    $54.03
      REVPAR                  $34.37     $34.01    $32.48    $32.38
Signature Inns
      Occupancy Rate            53.4%      63.3%     48.4%     56.7%
      Average Daily Rate      $61.91     $64.57    $62.56    $63.77
      REVPAR                  $33.08     $40.90    $30.31    $36.17
Combined Brands
      Same Inns:
      Occupancy Rate            58.5%      62.7%     54.7%     58.5%
      Average Daily Rate      $57.87     $58.84    $57.69    $58.11
      REVPAR                  $33.83     $36.88    $31.54    $34.02
      All Inns:
      Occupancy Rate            57.9%      62.5%     54.5%     57.9%
      Average Daily Rate      $58.09     $58.77    $58.01    $58.09
      REVPAR                  $33.65     $36.75    $31.58    $33.65

Results of Operations

     Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000.

     For the 2001 second quarter, we earned base rent and percentage rent in the aggregate amount of $11.5 million. Our lease revenues for the 2001 second quarter were flat as compared to 2000 second quarter. This was due to the following factors:

     . Lease revenues earned from the Signature Inns decreased approximately
       $1.0 million in second quarter 2001 verses second quarter 2000 due to additional competition in many of their markets and a slowing economy in several of the Midwestern states in which the Signature Inns are located.

     . Lease revenues earned from the Jameson Inns increased approximately $1.0 million in the second quarter 2001 as compared to the same quarter in 2000, due to the opening of four new Jameson properties during the second quarter 2001, as well as the opening of 17 new Jameson Inns since April 2000, offset partially by the sale of five Jameson Inns since January 2001.

     Additionally, we received $183,000 in billboard lease rentals during the 2001 second quarter compared to $173,000 for the 2000 second quarter.

     Our property and other taxes and insurance expenses totaled $1,243,000 in the second quarter of 2001, compared with $1,089,000 for the same period in 2000. The increase is attributable primarily to the increase in the number of operating Jameson Inns subsequent to June 30, 2000.

     Our depreciation expense increased from $3.5 million in the second quarter of 2000 to $4.8 million in 2001, due primarily to an increase in the number of operating Jameson Inns subsequent to June 30, 2000 and additional depreciation on capital expenditures at the Inns placed into service subsequent to June 30, 2000.

     Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for the second quarter 2001 was $358,000 as compared to $302,000 for the same period in 2000.

     During the second quarter of 2001, we recognized a $100,000 loss on impairment of real estate related to one of our properties held for sale. Upon the sale of two hotel properties, for which impairment losses were not recorded, we recognized net gains of $730,000 in the second quarter of 2001.

     Our interest expense increased from $3.6 million in second quarter 2000 to $4.8 million in second quarter of 2001. This was the result of greater amounts of average principal indebtedness outstanding related primarily to the opening of new Jameson Inns subsequent to June 30, 2000. There was no material change in our effective interest rate for the 2001 second quarter as compared to the 2000 second quarter.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000.

     For the 2001 period, we earned base rent and percentage rent in the aggregate amount of $22.0 million. Our lease revenue for the 2001 period increased $1.5 million as compared to the same period in 2000. This was due to the following factors:

     . Lease revenues earned from the Signature Inns decreased approximately
       $1.1 million in the 2001 period verses the 2000 period due to additional competition in many of their markets and a slowing economy in several of the Midwestern states in which the Signature Inns are located.

     . Lease revenues earned from the Jameson Inns increased approximately $2.6 million in the 2001 period as compared to the 2000 period, due to the opening of four new Jameson properties during second quarter 2001, as well as the opening since January 2000 of 17 new Jameson Inns, offset partially by the sale of five Jameson Inns since January 2001.

     Additionally, we received $364,000 in billboard lease rentals during the first six months of 2001 compared to $338,000 for the same period in 2000.

     Our property and other taxes and insurance expenses totaled $2,508,000 in the 2001 period, compared with $2,080,000 for the 2000 period. The increase is attributable primarily to the increase in the number of operating Jameson Inns subsequent to June 30, 2000.

     Our depreciation expense increased from $6,881,000 in the 2000 period to $9,679,000 in the 2001 period, due primarily to an increase in the number of operating Jameson Inns subsequent to June 30, 2000 and additional depreciation on capital expenditures at the Inns placed into service subsequent to June 30, 2000.

     Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for the 2001 period was $715,000 as compared to $675,000 for the 2000 period.

     During 2001 we recognized a $1,000,000 loss on impairment of real estate related to four of our properties. Upon the sale of four hotel properties, for which impairment losses were not recorded, we recognized net gains of $1.2 million during 2001. Additionally, a tract of land was sold during 2001 resulting in a gain of $197,000.

     Our interest expense increased from $6,565,000 in 2000 period to $9,587,000 in the 2001 period. This was the result of greater amounts of average principal indebtedness outstanding related primarily to the opening of new Jameson Inns subsequent to June 30, 2000. There was no material change in our effective interest rate for the 2001 period as compared to the 2000 period.

Funds From Operations

     We consider Funds From Operations (FFO) to be an appropriate measure of the performance of an equity REIT that should be considered along with net income and cash flow from operating activities as measures of financial performance or liquidity. The following table illustrates our calculation of funds from operations on a historical basis for the periods indicated:

                                                             Three Months              Six Months
                                                             Ended June 30            Ended June 30
                                                           2001          2000       2001          2000
                                                       ----------    ----------  -----------   ----------
Net income (loss) available to common
    Stockholders                                       $ (642,813)   $1,519,672  $(3,150,430)  $1,137,446
   Depreciation expense                                 4,818,604     3,523,073    9,679,454    6,880,969
   (Gain) loss on disposal of real estate                (730,498)           --   (1,229,921)      32,852
   Loss on impairment of real estate                      100,000            --    1,000,000           --
   Extraordinary loss-early extinguishment of debt         92,240        37,382      185,039       69,229
                                                       --------------------------------------------------
Funds from Operations                                  $3,637,533    $5,080,127  $ 6,484,142   $8,120,496
                                                       ==================================================


Liquidity and Capital Resources

   Our principal sources of liquidity are: our funds generated from operations, existing cash on hand, the remaining availability under the construction loans and lines of credit, proceeds from the refinancing of Inns with increased borrowing capacity, and net proceeds from the sale of our properties held for sale and are used to meet the future financing needs for the properties under construction and expansion, the refurbishing costs of our existing Inns, and certain other operating needs including the payment of dividends and other operating expenses. We generated $6.6 million of cash from operations during the first six months of 2001. As a REIT, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITS under the Internal Revenue Code. We anticipate that we will need additional financing to continue our historic growth pattern and to maintain the current level of our dividend distributions.

   Our net cash used in investing activities for the six months ended June 30, 2001 totaled $9.1 million. We received net cash proceeds totaling $7.3 million from the sale of five Inns and a parcel of land. Proceeds from these asset sales were primarily used to retire debt. Total capital expenditures at the Inns totaled $3.3 million. We plan to spend approximately $5.1 million to renovate certain of our Inns over the next six months. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, and possibly from additional borrowings. These capital expenditures are in addition to amount spent on normal repairs and maintenance, which are paid for by the lessee Jameson Hospitality, LLC.

   Our net cash provided by financing activities during the six months ended June 30, 2001 totaled $8.9 million. This amount included the payment of distributions to shareholders of $9.0 million, net proceeds from our Dividend Reinvestment Plan of $552,000, proceeds from mortgage notes net of repayments of $20.5 million, and scheduled long-term debt payments of $2.7 million.

   We expect to continue to develop additional Jameson Inns and to expand existing Jameson Inns, as suitable opportunities arise. We will not undertake such investments, however, unless adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed and will continue to finance construction of new Inns entirely with bank borrowings. While we believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth. At June 30, 2001, we had approximately $225 million in outstanding debt. As of June 30, 2001, we had one Jameson Inn under construction in Richmond, KY with remaining construction costs, excluding land and closing costs, expected to total $3.9 million when the project is complete. For this property, we have secured a construction loan of $2.3 million, with remaining availability of $1.5 million at June 30, 2001. Additionally, the nine Inn expansions planned for 2001 are expected to total $8.1 million when the projects are complete. We have obtained construction loan commitments totaling $7.0 million to fund these expansions.

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

   In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but they may include our common stock as well. As of June 30, 2001, no shares have been repurchased under the program.

   We have four stock incentive plans in place. As of June 30, 2001, there were 1,477,617 shares of our common stock reserved for issuance, including 139,447 available for future option grants and restricted stock grants under the 1993 and 1996 plans. Options to purchase 835,100 shares of our common stock were outstanding (including 521,900 shares subject to options which were exercisable). In addition, as of June 30, 2001, there were 503,070 shares of our common stock issued to certain key employees of Jameson and Jameson Hospitality, which are restricted as to sale until vested in 2002 through 2010.

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

     The above risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

The Lessee - Jameson Hospitality, LLC

Jameson Hospitality is wholly owned by Thomas W. Kitchin, our Chairman and chief executive officer, and other family members. Jameson Hospitality leases, operates and develops Inns owned by Jameson Inns, Inc. In addition, Jameson Hospitality serves as a general contractor on the construction of various commercial buildings.

The following table summarizes the unaudited financial results of Jameson Hospitality.

                                       Three Months Ended         Six Months Ended
                                             June 30                  June 30
                                        2001         2000        2001         2000
                                    -----------  -----------  -----------  -----------
Room revenues                       $26,055,763  $25,983,498  $48,853,713  $46,942,704
Construction revenues                12,340,737    9,340,717   16,374,798   19,702,339
Other income                            456,345      390,458      910,925      776,587
                                    --------------------------------------------------
    Total revenues                   38,852,845   35,714,673   66,139,436   67,421,630

Inn operating expenses               10,583,480   12,902,892   21,885,045   24,682,759
Lease expense                        11,450,334   11,636,447   22,015,669   20,703,905
Construction and other expenses      11,065,546    8,424,084   15,509,803   17,592,145
General and administrative            3,591,935    2,121,563    6,412,628    3,910,942
Depreciation and amortization            67,706       79,144      135,546      151,893
                                    --------------------------------------------------
    Total expenses                   36,759,001   35,164,130   65,958,691   67,041,644
                                    --------------------------------------------------
    Net income                      $ 2,093,844  $   550,543  $   180,745  $   379,986
                                    ==================================================


Dividends/Distributions to Stockholders

     We intend to continue making regular quarterly distributions to our stockholders. Our cash available for distribution is generally an amount equal to our net income from operations plus the amount of non-cash expenses we record, such as amortization and stock compensation expenses, less amounts we believe should be retained for working capital purposes, debt service or anticipated capital expenditures. In recent quarters, our dividend distributions have exceeded our cash available for distribution. Unless our board of directors determines otherwise, we currently intend to continue the dividend distributions at the current rate. However, in order to do this we may be required to obtain additional financing or sell some of our assets.

     On June 15, 2001, the Company declared quarterly preferred stock dividends of $0.5781 cents per share for Series A and $0.425 cents per share for Series S. These dividends were paid on July 20, 2001 to shareholders of record on June 30, 2001. On June 15, 2001, the Company declared a quarterly dividend of $0.245 per common share. The dividend is payable on August 20, 2001, to shareholders of record on June 30, 2001.

Seasonality

     The hotel industry is seasonal in nature. The hotel revenues recognized by Jameson Hospitality are generally greater in the second and third quarters than in the first and fourth quarters. This seasonality pattern can be expected to cause quarterly fluctuations in our lease revenues.

Inflation

     Hotels in general possess the ability to adjust room rates quickly. Competitive pressures have limited, and may in the future limit, Jameson Hospitality's ability to raise rates in the face of inflation, which may impact our lease revenues.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

     A significant portion of our indebtedness is subject to adjustable interest rates and is secured by our Inns and a substantial number of our billboards. Because of the current relative unavailability and high cost of fixed interest rate long-term financing, we anticipate that our future borrowings will be at interest rates, which adjust with certain indices. Therefore, our costs of financing will vary subject to events beyond our control. Adverse economic conditions could result in higher interest rates, which would increase debt service requirement on floating rate debt.

     Our primary market risk exposure is to changes in interest rate as a result of our long-term debt. At June 30, 2001, we had outstanding total indebtedness of approximately $225 million. Of this amount, $209 million is variable rate debt, which primarily consists of individual property mortgages that adjust one time per year and are based off of the prime rate or short-term U.S. Treasury rates. The following table summarizes the approximate interest rate adjustment dates and amounts of our debt:

                                               Amounts
                Interest adjustment date    (in millions)
                --------------------------  -------------
                January 1st                     $ 29
                February 1st                    $ 16
                April 1st                       $ 53
                May 1st                         $  3
                July 1st                        $ 58
                October 1st                     $ 24
                Daily                           $ 26
                Fixed through 2002              $ 16
                                                ----
                                                $225
                                                ====

We anticipate implementing an interest rate policy during the second half of 2001 to reduce our exposure to fluctuations in interest rates. This may include interest rate swaps, caps and locks on our outstanding debt to convert a portion of our variable rate debt to fixed rate debt.

PART II

OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its annual stockholders meeting on June 30, 2001. The following matters were submitted to a vote of the Company's stockholders, and the stockholders' votes were as follows:

        1. Michael E. Lawrence was elected as director for a three-year term. There were 10,574,656 votes cast in favor and 212,491 votes which were withheld. The terms of Thomas W. Kitchin, Robert D. Hisrich, and Thomas J. O'Haron continued after the meeting.

        2. The selection of the firm of Ernst & Young LLP was ratified as the independent auditor of the Company's consolidated financial statements for the fiscal year ending December 31, 2001. There were 10,735,579 votes cast in favor, 19,112 votes cast against, and 32,456 votes abstained.

Item 5.    Exhibits and Reports on Form 8-K

           No Form 8-K filings were made during the three months ended June 30, 2001.

Exhibits   10.1  First Amendment dated June 8, 2001 to Thomas W. Kitchin
                 Employment Contract dated July 27, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Jameson Inns, Inc.



Dated: August 14, 2001        By: /s/ Craig R. Kitchin
                                      -------------------------------------
                                      Craig R. Kitchin
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)


                              By: /s/ Martin D. Brew
                                      -------------------------------------
                                      Martin D. Brew
                                      Treasurer and Corporate Controller
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS

10.1 First Amendment dated June 8, 2001 to Thomas W. Kitchin Employment Contract dated July 27, 2000.