Form 10-Q
period 2001-09-30
JAMESON INNS INC
filed 2001-11-14
CIK 914373

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                 --------------
                                   Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended September 30, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value - 11,702,089 shares outstanding as of November 8, 2001.

                               JAMESON INNS, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and December 31, 2000.................................3

             Condensed Consolidated Statements of Operations for the
             Three and Nine Month Periods Ended September 30, 2001
             and 2000 (unaudited)..............................................4

             Condensed Consolidated Statements of Cash Flows for the
             Nine Month Periods Ended September 30, 2001 and 2000
             (unaudited).......................................................5

         Notes to Condensed Consolidated Financial Statements (unaudited)......6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............8

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....14

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................16

         SIGNATURES...........................................................17

         EXHIBITS

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      September 30                 December 31
                                                                          2001                        2000
                                                                   --------------------        --------------------
                                                                         (UNAUDITED)
Assets
Operating property and equipment                                         $ 367,235,891               $ 365,243,811
Property and equipment held for sale                                        14,039,690                   7,171,688
Less: accumulated depreciation                                             (47,176,819)                (38,324,641)
                                                                   --------------------        --------------------
Investment in properties, net                                              334,098,762                 334,090,858

Cash                                                                         5,623,695                   1,976,592
Restricted cash                                                                643,255                     636,126
Receivable from affiliate                                                    2,637,652                           -
Deferred finance costs, net                                                  3,501,589                   3,690,409
Other assets                                                                   758,546                     549,382
                                                                   --------------------        --------------------
                                                                         $ 347,263,499               $ 340,943,367
                                                                   ====================        ====================

Liabilities and Stockholders' Equity
Mortgage notes payable                                                   $ 227,113,585               $ 207,145,362
Accounts payable and accrued expenses                                          355,722                     553,443
Payable to affiliate                                                                 -                   1,038,252
Accrued interest payable                                                     1,461,802                   1,461,280
Accrued property and other taxes                                             2,913,560                   2,336,416
Preferred stock dividends payable                                            1,667,374                   1,667,183
                                                                   --------------------        --------------------
                                                                           233,512,043                 214,201,936
Stockholders' equity:
   Preferred stock, $1 par value, 1,272,727
       shares of  9.25% Series A Cumulative
       Preferred Stock issued and outstanding                                1,272,727                   1,272,727
   Preferred stock, $1 par value,
      2,191,500 shares of 8.5% Series S Cumulative
      Preferred Stock issued and outstanding                                 2,191,500                   2,191,500
   Common stock, $.10 par value, 40,000,000 shares
      authorized, 11,700,317 shares (11,554,238
      shares in 2000) issued and outstanding                                 1,170,032                   1,155,424
   Additional paid-in capital                                              110,144,188                 123,148,771
   Retained deficit                                                         (1,026,991)                 (1,026,991)
                                                                   --------------------        --------------------
Total stockholders' equity                                                 113,751,456                 126,741,431
                                                                   --------------------        --------------------
                                                                         $ 347,263,499               $ 340,943,367
                                                                   ====================        ====================

See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                               Three Months Ended              Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 2001           2000           2001          2000
                                                            -------------   ------------  -------------  -------------
Lease revenue                                                $11,361,370    $12,219,244    $33,776,336    $33,010,688

Expenses:
    Property and other taxes                                   1,087,119      1,001,170      3,105,519      2,661,977
    Insurance                                                    238,800        220,593        728,400        639,515
    Depreciation                                               4,793,050      3,645,525     14,472,504     10,526,494
    General and administrative                                   314,421        318,558      1,029,558        993,209
    Loss on impairment of real estate                            460,000              -      1,460,000              -
    (Gain) loss on disposal of real estate                        83,699          4,465     (1,146,222)        37,317
    Gain on sale of land                                               -              -       (197,068)             -
                                                          --------------   ------------  -------------  -------------
Total expenses                                                 6,977,089      5,190,311     19,452,691     14,858,512
                                                          --------------   ------------  -------------  -------------

Income from operations                                         4,384,281      7,028,933     14,323,645     18,152,176

Interest expense, net                                          4,703,639      3,962,281     14,304,134     10,527,657
Other income                                                       8,149         12,106         24,445         22,691
                                                          --------------   ------------  -------------  -------------

Income before extraordinary loss                                (311,209)     3,078,758         43,956      7,647,210
Extraordinary loss - early extinguishment of debt                 68,218              -        253,257         69,229
                                                          --------------   ------------  -------------  -------------

Net income (loss)                                               (379,427)     3,078,758       (209,301)     7,577,981
Preferred stock dividends                                      1,667,190      1,667,183      5,001,549      5,028,961
                                                          --------------   ------------  -------------  -------------
Net income (loss) attributable to
    common stockholders                                      $(2,046,617)   $ 1,411,575    $(5,210,850)   $ 2,549,020
                                                          ==============   ============  =============  =============

Per common share:
Income (loss) before extraordinary loss:
    Basic                                                         ($0.18)         $0.13         ($0.45)         $0.24
    Diluted                                                       ($0.18)         $0.12         ($0.45)         $0.23
Net income (loss):
    Basic                                                         ($0.18)         $0.13         ($0.47)         $0.23
    Diluted                                                       ($0.18)         $0.12         ($0.47)         $0.22

Weighted Average Shares - Basic                               11,185,801     11,112,660     11,165,112     11,064,785
Weighted Average Shares - Diluted                             11,647,962     11,495,848     11,627,273     11,444,897


See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                     2001                     2000
                                                                             -------------------      -------------------
Operating Activities:
Net income (loss)                                                                     $ (209,301)             $ 7,577,982
Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
         Extraordinary loss                                                              253,257                   69,229
         Depreciation and amortization                                                15,011,314               10,958,389
         Stock-based compensation expense                                                354,839                  226,201
         Loss on impairment of real estate                                             1,460,000                        -
         Gain on sale of land                                                           (197,068)                       -
         (Gain) loss on disposal of real estate                                       (1,146,222)                  32,852
         Changes in assets and liabilities increasing (decreasing) cash:
           Restricted cash                                                                (7,129)              11,992,535
           Other assets                                                                 (402,861)                 193,003
           Accounts payable and accrued expenses                                        (197,721)                (656,785)
           Payable to/receivable from affiliate                                       (3,675,904)              (1,972,386)
           Accrued interest payable                                                          521                  403,475
           Accrued property and other taxes                                              577,144                  629,432
                                                                              -------------------      -------------------
Net cash provided by operating activities                                             11,820,869               29,453,927

Investing Activities:
Proceeds from disposition of real estate                                               9,124,370                1,490,000
Proceeds from disposition of land                                                        297,068                        -
Additions to property and equipment                                                  (23,667,312)             (34,915,182)
                                                                              -------------------      -------------------
Net cash used in investing activities                                                (14,245,874)             (33,425,182)

Financing Activities:
Common stock dividends paid                                                           (8,547,630)              (8,432,251)
Preferred stock dividends paid                                                        (5,001,350)              (5,056,373)
Proceeds from issuance of common stock, net                                              256,112                  301,297
Conversion of preferred stock                                                                  -                 (201,563)
Proceeds from mortgage notes payable                                                  44,739,542               51,454,665
Payment of deferred finance costs                                                       (603,247)              (1,101,322)
Repayments of mortgage notes payable                                                 (20,476,843)             (26,941,964)
Scheduled payments on mortgage notes payable                                          (4,294,476)              (3,676,813)
                                                                              -------------------      -------------------
Net cash provided by financing activities                                              6,072,108                6,345,676

Net change in cash                                                                     3,647,103                2,374,421
Cash at beginning of year                                                              1,976,592                2,531,009
                                                                              -------------------      -------------------
Cash at end of period                                                                $ 5,623,695              $ 4,905,430
                                                                              ===================      ===================


See accompanying notes.

                         JAMESON INNS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Business and Basis of Financial Statements

Jameson Inns, Inc. is a real estate investment trust ("REIT") headquartered in Atlanta which develops and owns limited service hotel properties ("Inns") operating under the trademarks "The Jameson Inn " and "Signature Inn (R)". The Company's principal business includes land acquisitions, ownerships of the Inns and certain related billboards, capital improvements to the Inns, and the replacement of furniture, fixtures and equipment for the Inns.

At September 30, 2001 there were 102 Jameson Inns in operation in nine southeastern states and 26 Signature Inns in operation in six midwestern states, with a total of 8,495 rooms. Five expansions of existing Jameson Inns were under construction or development at September 30, 2001.

Kitchin Hospitality, LLC ("Kitchin Hospitality"), formerly Jameson Hospitality, LLC, operates all of the Inns under master leases.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

2. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months                           Nine Months
                                                           Ended September 30                     Ended September 30
                                                 ---------------------------------------------------------------------------
                                                               2001               2000                 2001             2000
                                                 ---------------------------------------------------------------------------
Numerator
Income before extraordinary loss                        $  (311,209)       $ 3,078,757          $    43,956      $ 7,647,210
Extraordinary loss                                           68,218                 --              253,257           69,229
                                                 ---------------------------------------------------------------------------
Net income                                                 (379,427)         3,078,757             (209,301)       7,577,981
Preferred stock dividends                                 1,667,190          1,667,183            5,001,549        5,028,961
                                                 ---------------------------------------------------------------------------
Numerator for basic earnings per share - income
    (loss) available to common stockholders             $(2,046,617)       $ 1,411,574          $(5,210,850)     $ 2,549,020
                                                 ===========================================================================

Denominator
Weighted average shares outstanding                      11,687,942         11,526,356           11,638,544       11,468,890
Less: Unvested restricted shares                           (502,141)          (413,696)            (473,432)        (404,105)
                                                 ---------------------------------------------------------------------------
Denominator for basic and diluted earnings per
     share                                               11,185,801         11,112,660           11,165,112       11,064,785
Plus effect of dilutive securities:
     Employee and director stock options                      1,516             30,631                1,516           13,521
     Unvested restricted shares                             460,645            352,557              460,645          366,591
                                                 ---------------------------------------------------------------------------
     Total dilutive potential common shares                 462,161            383,188              462,161          380,112
                                                 ---------------------------------------------------------------------------
Denominator for diluted earnings per share-
adjusted weighted average shares and assumed
conversions                                              11,647,962         11,495,848           11,627,273       11,444,897
                                                 ===========================================================================

Basic Earnings Per Common Share
Income (loss) before extraordinary loss                 $     (0.18)       $      0.13          $     (0.45)     $      0.24
Extraordinary loss                                               --                 --                (0.02)           (0.01)
                                                 ---------------------------------------------------------------------------
Net income (loss)                                       $     (0.18)       $      0.13          $     (0.47)     $      0.23
                                                 ===========================================================================

Diluted Earnings Per Common Share
Income (loss) before extraordinary loss                 $     (0.18)       $      0.12          $     (0.45)     $      0.23
Extraordinary loss                                               --                 --                (0.02)           (0.01)
                                                 ---------------------------------------------------------------------------
Net income (loss)                                       $     (0.18)       $      0.12          $     (0.47)     $      0.22
                                                 ===========================================================================


Options to purchase 784,333 and 521,033 shares of common stock for the three and nine months ended September 30, 2001 and 2000 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Additionally, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

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

During 2001, the Company considered disposing of some of its 40-room, exterior corridor Jameson Inn hotels and several Signature Inn hotels located in markets that have been under-performing. Based on this review, thirteen Jameson Inn hotels and two Signature Inn hotels did not meet its investment criteria and were classified as held for sale. During the first and second quarters of 2001 the Company recognized losses of $900,000 and $100,000, respectively, on impairment of real estate related to four of its properties. An impairment loss of $460,000 related to two properties was recorded in the third quarter.

Two Jameson Inn hotels were sold during the first quarter 2001, three were sold during the second quarter 2001, and two were sold during the third quarter 2001. Upon the sale of five hotel properties, for which impairment losses were not recorded, the Company recognized net gains of $500,000 in the first quarter of 2001 and $700,000 in the second quarter of 2001 and a net loss of $83,700 in the third quarter, a net total gain of $1,146,000 during the first nine months of 2001. Additionally, a tract of land was sold during the first quarter resulting in a gain of $197,000. Eight remaining Inns along with several parcels of land are classified as held for sale at September 30, 2001 and are recorded at the lower of cost or fair value less anticipated selling costs. During the remainder of 2001, the Company may identify additional Inns to dispose of which do not meet its investment criteria.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our historical consolidated financial statements and the accompanying notes, and the summary financial results of Kitchin Hospitality, which are included in this report.

General

The Company owns limited service hotels located in fourteen states. On September 30, 2001, there were 102 operating Jameson Inns (5,444 available rooms) and 26 operating Signature Inns (3,051 available rooms). The Company opened one new property during the third quarter of 2001. Two Jameson Inn hotels were sold during the first quarter 2001, three were sold during the third quarter 2001, and two were sold during the third quarter of 2001.

Our primary source of revenue is rent payments by Kitchin Hospitality under master leases ("the Leases") covering all of the operating Inns. The Leases provide for the payment of base rent and percentage rent. The principal determinant of percentage rent is Kitchin Hospitality's Room Revenues from the Inns, as defined by the Leases.

The following table shows certain selected hotel operating statistics for the Inns owned by the Company and operated by Kitchin Hospitality. The term "Same Inns" refers to our Inns, which were operating during the entire period for each of the comparison periods.


                                                         Three Months Ended               Nine Months Ended
                                                            September 30                     September 30
                                                       2001             2000            2001            2000
                                                      ------           ------          ------          ------
Jameson Inns
      All Inns:
      Occupancy Rate                                    55.5%            59.8%           57.1%           59.1%
      Average Daily Rate                              $56.89           $55.43          $56.17          $54.69
      REVPAR                                          $31.55           $33.14          $32.06          $32.33
      Interior:
      Occupancy Rate                                    49.7%            41.8%           52.4%           43.9%
      Average Daily Rate                              $60.24           $61.28          $60.19          $60.66
      REVPAR                                          $29.93           $25.60          $31.57          $26.62
      60 Room Exterior:
      Occupancy Rate                                    58.4%            62.3%           59.5%           60.9%
      Average Daily Rate                              $56.21           $55.39          $55.34          $54.68
      REVPAR                                          $32.82           $34.49          $32.93          $33.28
      40 Room Exterior:
      Occupancy Rate                                    57.3%            63.3%           57.9%           60.9%
      Average Daily Rate                              $55.07           $54.18          $54.34          $53.69
      REVPAR                                          $31.55           $34.28          $31.48          $32.72
      Same Inns (88 hotels):
      Occupancy Rate                                    56.3%            60.7%           58.7%           61.0%
      Average Daily Rate                              $56.21           $55.39          $55.10          $54.41
      REVPAR                                          $31.65           $33.60          $32.36          $33.19

Signature Inns
      Occupancy Rate                                    56.2%            64.5%           51.1%           59.3%
      Average Daily Rate                              $63.32           $66.32          $62.84          $64.70
      REVPAR                                          $35.60           $42.79          $32.09          $38.39

Combined Brands
      Same Inns (114 hotels):
      Occupancy Rate                                    56.3%            62.3%           55.4%           60.3%
      Average Daily Rate                              $59.09           $60.09          $58.17          $58.82
      REVPAR                                          $33.25           $37.41          $32.24          $35.45
      All Inns:
      Occupancy Rate                                    55.7%            61.7%           54.9%           59.2%
      Average Daily Rate                              $59.24           $59.93          $58.43          $58.75
      REVPAR                                          $33.02           $36.95          $32.07          $34.79

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000.

For the 2001 third quarter, we earned base rent and percentage rent in the aggregate amount of $11.4 million. Our lease revenues for the 2001 third quarter decreased by $0.8 million as compared to the 2000 third quarter. This was due to the following factors:

    . Lease revenues earned from the Signature Inns decreased approximately $1.3 million in third quarter 2001 versus the third quarter 2000 due to a decline in the 2001 REVPAR compared to 2000.

    . Lease revenues earned from the Jameson Inns increased approximately $0.5 million in the third quarter 2001 as compared to the same period in 2000, due primarily to an increase in available rooms for 2001 compared to 2000, (from July 1, 2000, 17 new Inns were opened, offset partially by the sale of seven Inns during 2001), offset partially by a decline in 2001 REVPAR compared to 2000.

    . The events of September 11th further contributed to the slowdown in travel and demand for hotel rooms brought on by the already softening U.S. economy.

Additionally, we received $184,000 in billboard lease rentals during the 2001 third quarter compared to $171,000 for the 2000 third quarter.

Our property and other taxes and insurance expenses totaled $1.3 million in the third quarter of 2001, compared with $1.2 million for the same period in 2000. The increase is attributable primarily to the increase in the number of operating Jameson Inns subsequent to September 30, 2000.

Our depreciation expense increased from $3.6 million in the third quarter of 2000 to $4.8 million in 2001, due primarily to an increase in the number of operating Jameson Inns subsequent to September 30, 2000 and additional depreciation on capital expenditures at the Inns subsequent to September 30, 2000.

Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for the third quarter 2001 was $314,000 as compared to $319,000 for the same period in 2000.

During the third quarter of 2001, we recognized a $460,000 loss on impairment of real estate related to two of our properties held for sale. There was no such charge during 2000.

Our interest expense increased from $4.0 million in third quarter 2000 to $4.7 million in third quarter of 2001. This was the result of greater amounts of average principal indebtedness outstanding related primarily to the opening of new Jameson Inns subsequent to September 30, 2000, offset slightly by a decrease in our average effective interest rate for the 2001 third quarter as compared to the 2000 third quarter.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000.

For the 2001 period, we earned base rent and percentage rent in the aggregate amount of $33.2 million. Our lease revenue for the 2001 period increased $0.2 million as compared to the same period in 2000. This was due to the following factors:

    . Lease revenues earned from the Signature Inns decreased approximately $2.4 million in the 2001 period verses the 2000 period due to a decline in 2001 REVPAR compared to 2000.

    . Lease revenues earned from the Jameson Inns increased approximately
      $3.1 million in the 2001 period as compared to the 2000 period, due to the opening of one new Jameson property during the third quarter 2001, as well as the opening since January 2000 of 22 new Jameson Inns, offset partially by the sale of seven Jameson Inns since January 2001.

    . A softening U.S. economy resulted in a slowdown in travel and demand for hotel rooms.

Additionally, we received $548,000 in billboard lease rentals during the first nine months of 2001 compared to $509,000 for the same period in 2000.

Our property and other taxes and insurance expenses totaled $3.8 million in the 2001 period, compared with $3.3 million for the 2000 period. The increase is attributable primarily to the increase in the number of operating Jameson Inns subsequent to September 30, 2000.

Our depreciation expense increased from $10.5 in the 2000 period to $14.5 in the 2001 period, due primarily to an increase in the number of operating Jameson Inns subsequent to September 30, 2000 and additional depreciation on capital expenditures at the Inns subsequent to September 30, 2000.

Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for the 2001 period was $1.0 million, the same as in the 2000 period.

During 2001 we recognized a $1,460,000 loss on impairment of real estate related to six of our properties. Upon the sale of five hotel properties, for which impairment losses were not recorded, we recognized net gains of $1,146,000 during 2001. Additionally, a tract of land was sold during 2001 resulting in a gain of $197,000. In February 2000, we sold the Jameson Inn in Clinton, Tennessee and recorded a loss of $37,000.

Our interest expense increased from $10.5 million in 2000 period to $14.3 million in the 2001 period. This was the result of greater amounts of average principal indebtedness outstanding related primarily to the opening of new Jameson Inns subsequent to September 30, 2000, and a slightly higher average effective interest rate for the 2001 period as compared to the 2000 period.


Funds From Operations

We consider Funds From Operations (FFO) to be an appropriate measure of the performance of an equity REIT that should be considered along with net income and cash flow from operating activities as measures of financial performance or liquidity. The following table illustrates our calculation of funds from operations on a historical basis for the periods indicated:

                                                                   Three Months                       Nine Months
                                                                Ended September 30                 Ended September 30
                                                              2001              2000             2001              2000
                                                          -----------        ----------       -----------       -----------
Net income (loss) available to common
    stockholders                                          $(2,046,617)       $1,411,575       $(5,210,850)      $ 2,549,020
   Depreciation expense                                     4,793,050         3,645,525        14,472,504        10,526,494
   (Gain) loss on disposal of real estate                      83,699             4,465        (1,146,222)           37,317
   Loss on impairment of real estate                          460,000                --         1,460,000                --
   Extraordinary loss-early extinguishment of debt             68,218                --           253,257            69,229
                                                   ------------------------------------------------------------------------
Funds from Operations                                     $ 3,358,350        $5,061,565       $ 9,828,689       $13,182,060
                                                   ========================================================================


Liquidity and Capital Resources

Our principal sources of liquidity are: our funds generated from operations, existing cash on hand, the remaining availability under the construction loans, proceeds from the refinancing of Inns with increased borrowing capacity, and net proceeds from the sale of our properties held for sale and are used to meet the future financing needs for the properties under construction and expansion, the refurbishing costs of our existing Inns, and certain other operating needs including the payment of dividends and other operating expenses. We generated $11.8 million of cash from operations during the first nine months of 2001. As a REIT, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to a REIT under the Internal Revenue Code.

Our net cash used in investing activities for the nine months ended September 30, 2001 totaled $14.2 million. We received net cash proceeds totaling $9.4 million from the sale of seven Inns and a parcel of land. Proceeds from these asset sales were primarily used to retire debt.

Additions to property and equipment totaled $23.7 million for the nine months ended September 30, 2001 as compared to $34.9 million in 2000. The total capital expenditures for existing Inns refurbishing and renovations was $6.0 million for the 2001 period as compared to $3.5 million for the 2000 period. An additional $2.4 million is planned for refurbishment and renovations over the next three months of 2001. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, and possibly from additional borrowings. These capital expenditures are in addition to amount spent on normal repairs and maintenance, which are paid for by the lessee Kitchin Hospitality, LLC. The remaining $17.6 million in the first nine months of 2001 is due primarily to the opening of five new Inns and expansions of three Inns. The remaining $31.4 million in the first nine months of 2000 is due primarily to the opening of eight new Inns.

Our net cash provided by financing activities during the nine months ended September 30, 2001 totaled $6.1 million. This amount included the payment of distributions to common and preferred shareholders of $13.5 million, net proceeds from our Dividend Reinvestment Plan of $257,000, proceeds from mortgage notes net of repayments of $24.3 million, and scheduled long-term debt payments of $4.3 million.

We expect to continue to develop additional Jameson Inns and to expand existing Jameson Inns, as suitable opportunities arise and adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed and will continue to finance construction of any new Inns entirely with bank borrowings. While we believe we can continue to finance any new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth. At September 30, 2001, we had approximately $227 million in outstanding debt. As of September 30, 2001, we had one Jameson Inn under construction in West Monroe, LA with remaining construction costs, excluding land and closing costs, expected to total $3.7 million when the project is complete. For this property, we have secured a construction loan of $2.6 million, with remaining availability of $2.6 million at September 30, 2001. Additionally, the Inn expansions planned for 2001 are expected to total $6.1 million when the projects are complete. We have obtained construction loan commitments totaling $5.2 million to fund these expansions.

Since we presently intend to rely primarily on borrowings for construction and permanent financing of new Inns and for the expansion of existing Jameson Inns, the lack of sufficient financing on favorable terms and conditions could prevent or significantly deter us from constructing new Jameson Inns or expanding existing Jameson Inns. The availability of such financing depends on a number of factors over which we have no control, including general economic conditions, the economic and competitive environments of the communities in which the Inns are located and the level and stability of interest rates. We are also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but they may include our common stock as well. As of September 30, 2001, no shares have been repurchased under the program.

We have four stock incentive plans in place. As of September 30, 2001, there were 409,425 shares of our common stock reserved for issuance, including 142,178 available for future option grants and restricted stock grants under the 1993 and 1996 plans. Options to purchase 835,100 shares of our common stock were outstanding (including 568,400 shares subject to options which were exercisable). In addition, as of September 30, 2001, there were 502,570 shares of our common stock issued to certain key employees of Jameson and Kitchin Hospitality, which are restricted as to sale until vested in 2002 through 2010.

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

Forward-Looking Statements

There are a number of statements in this news release which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as changes in interest rates, our expansion plans (including construction of new Inns and expansion of existing Inns), dispositions of hotels, availability of debt financing and capital, payment of quarterly dividends, effects and circumstances resulting from terrorist acts subsequent to those which occurred September 11, 2001, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether the actual results and developments will conform to our expectations and predictions are subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Kitchin Hospitality's (formerly Jameson Hospitality,
LLC) willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) changes in short-term interest rates;(5) the business opportunities (or lack thereof) that may be presented to and pursued by us; (6) the availability of qualified managers and employees necessary for our planned growth; (7) changes in governmental laws or regulations; (8) the availability and cost of insurance covering the various risks we incur and (9) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

The above risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.


The Lessee - Kitchin Hospitality, LLC

Kitchin Hospitality is wholly owned by Thomas W. Kitchin, our Chairman and chief executive officer, and other family members. Kitchin Hospitality leases, operates and develops Inns owned by Jameson Inns, Inc. In addition, a subsidiary of Kitchin Hospitality serves as a general contractor on the construction of various commercial buildings.

The following table summarizes the unaudited financial results of Kitchin Hospitality.

                                                Three Months Ended                  Nine Months Ended
                                                   September 30                        September 30
                                            2001              2000              2001              2000
                                         -----------       -----------      ------------      ------------
Room revenues                            $26,198,058       $27,038,367      $ 75,051,772      $ 73,981,071
Construction revenues                      9,413,264        11,023,724        25,788,062        30,726,063
Other income                                 350,680           303,267         1,261,605         1,079,854
                                  ------------------------------------------------------------------------
    Total revenues                        35,962,002        38,365,358       102,101,439       105,786,988

Inn operating expenses                     9,877,112        10,077,778        29,073,377        27,943,754
Lease expense                             11,158,932        12,185,799        33,174,601        32,889,704
Construction and other expenses            7,374,803         9,766,998        21,197,246        27,260,539
General and administrative                 5,668,561         6,112,295        16,457,329        16,938,624
Depreciation and amortization                 77,772            81,177           213,318           239,070
                                  ------------------------------------------------------------------------
    Total expenses                        34,157,180        38,224,047       100,115,871       105,271,691
                                  ------------------------------------------------------------------------
    Net income                           $ 1,804,822       $   141,311      $  1,985,568      $    515,297
                                  ========================================================================

Dividends/Distributions to Stockholders

On September 15, 2001, the Company declared quarterly preferred stock dividends of $0.5781 cents per share for Series A and $0.425 cents per share for Series S. These dividends were paid on October 20, 2001 to shareholders of record on September 30, 2001.

On September 15, 2001, the Company declared a quarterly dividend of $0.245 per common share. The dividend is payable on November 20, 2001, to shareholders of record on September 30, 2001. We plan to re-evaluate our common dividend policy after there is a clearer picture of fourth quarter 2001 operating results and 2002 operating projections in light of the impact of the slowing economy and the events of September 11th on the Company's REVPAR. We anticipate substantially decreasing the payout of dividends on our common stock during 2002 until our cash available for distribution improves to a satisfactory level. We expect to pay the full preferred dividends on the Series A and Series S preferred stock during 2002.

Seasonality

The hotel industry is seasonal in nature. The hotel revenues recognized by Kitchin Hospitality are generally greater in the second and third quarters than in the first and fourth quarters. This seasonality pattern can be expected to cause quarterly fluctuations in our lease revenues.

Inflation

Hotels in general possess the ability to adjust room rates quickly. Competitive pressures have limited, and may in the future limit, Kitchin Hospitality's ability to raise rates in the face of inflation, which may impact our lease revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A significant portion of our indebtedness is subject to adjustable interest rates and is secured by our Inns and a substantial number of our billboards. Because of the current relative unavailability and high cost of fixed interest rate long-term financing, we anticipate that our future borrowings will be at interest rates, which adjust with certain indices. Therefore, our costs of financing may vary subject to events beyond our direct control. Adverse economic conditions could result in higher interest rates, which would increase debt service requirement on floating rate debt.

Our primary market risk exposure is to changes in interest rate as a result of our long-term debt. At September 30, 2001, we had outstanding total indebtedness of approximately $227 million consisting primarily of individual hotel property mortgages, with $216.4 million adjustable during 2002, based off short term interest rates, mainly the prime rate. The following table presents the variable rate indebtedness of the company as of September 30, 2001 (in millions) summarized by interest rate adjustment dates, along with actual prime rate in effect on the most recent adjustment date:

                                               Amounts           Prime Rate on 2001
Interest adjustment date                    (in millions)          Adjustment Date
------------------------                    ------------         ------------------
January 1st                                     $ 33.9                 9.50%
February 1st                                    $ 25.9                 9.00%
March 1st                                       $  2.5                 8.50%
April 1st                                       $ 42.3                 8.00%
May 1st                                         $  3.8                 7.50%
July 1st                                        $ 58.0                 6.75%
September 1st                                   $  4.6                 6.50%
October 1st                                     $ 19.9                 6.00%
Daily                                           $ 25.5                 5.50%
Fixed through 2002                              $ 10.7
                                                ------
                                                $227.1
                                                ======


For the one-year adjustment periods beginning during the next twelve months, without regard to the interest rate cap agreements, the Company will realize substantial interest savings on its existing variable rate indebtedness compared to 2001, if short-term interest rates remain at or near current levels.
Although $31 million of existing variable rate indebtedness currently contains interest rate floors ranging from 7.0% to 8.25%, most of the existing variable rate debt agreements will adjust proportionately to movements in either the prime rate or short-term U.S. Treasury Rates. If short-term interest rates were to remain at their current levels throughout 2002, the Company would experience annual interest savings on its present indebtedness of approximately $3.5 million, compared to its interest expense for 2001.

In October 2001, we entered into multiple interest rate cap agreements to eliminate exposure to increases in interest rates on $109 million of our total outstanding indebtedness of $227 million. These interest rate cap agreements limit the company's exposure to increases in the prime rate above 6.75% for one-year periods commencing on the interest rate re-adjustment dates shown below. The agreements do not prevent the Company from benefiting from further decreases, if any, in the prime rate.

                                                        Cap Amount
Adjustable date                                        (in millions)
---------------                                        -------------
April 1, 2002                                             $ 38.0
July 1, 2002                                              $ 53.0
October 1, 2002                                           $ 18.0
                                                          ------
Total                                                     $109.0
                                                          ======

Cash payments will be due the Company from the issuer of the interest rate cap agreements if the prime rate exceeds 6.75% on the adjustment dates. The amount of the payments, if any, will be recorded as a reduction to interest expense. The costs of the interest rate caps agreements (approximately $60,000) will be recognized as interest expense over the life of the agreements.

PART II  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits furnished herewith are listed on the attached index to Exhibits.

        (b) Reports on Form 8-K - On August 7, 2001 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 regarding the issuance of the Company's press release announcing that operating results for the second quarter ended June 30, 2001. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Jameson Inns, Inc.



Dated: November 14, 2001    By:  /s/  Craig R. Kitchin
                                 -------------------------------------
                                 Craig R. Kitchin
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)


                            By:  /s/  Martin D. Brew
                                 --------------------------------------
                                 Martin D. Brew
                                 Treasurer and Corporate Controller
                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibits

10.1 Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC.

10.2  Schedule of documents substantially similar to 10.1

10.3 Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC.

10.4  Schedule of documents substantially similar to 10.3