Form 10-K
period 2001-12-31
JAMESON INNS INC
filed 2002-03-29
CIK 914373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended December 31, 2001 or

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [_] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       Aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant as of March 20, 2002: $40,489,671.

       Number of shares of common stock outstanding on March 20, 2002:
11,740,846.



                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual meeting of stockholders to be held June 29, 2002 are incorporated by reference into Part III.

                                   FORM 10-K
                               JAMESON INNS, INC.
                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2001

                                Table of Contents

                                                                                       Page
                                                                                       ----
Forward Looking Statements .........................................................     1

                                       PART I

Item 1.  Business ..................................................................     2
Item 2.  Properties ................................................................    29
Item 3.  Legal Proceedings .........................................................    33
Item 4.  Submission of Matters to a Vote of Security Holders .......................    33

                                       PART II

Item 5.  Market for Jameson's Common Equity and Related Stockholder Matters ........    33
Item 6.  Selected Financial Data ...................................................    34
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation ......................................................    37
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ................    44
Item 8.  Financial Statements and Supplementary Data ...............................    44
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ......................................................    44

                                      PART III

Item 10. Directors and Executive Officers of the Registrant ........................    44
Item 11. Executive Compensation ....................................................    44
Item 12. Security Ownership of Certain Beneficial Owners and Management ............    44
Item 13. Certain Relationships and Related Transactions ............................    44

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........    44

                               JAMESON INNS, INC.
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Forward-Looking Statements

         This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, payment of quarterly dividends, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

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

              .    sell Inns which do not meet our investment criteria; and

              . manage our business in a cost-effective manner given the number of Inns we own and the geographic areas in which they are located.

         . The willingness and ability of our lessee, Kitchin Hospitality, LLC (formerly named Jameson Hospitality, LLC), to manage the Inns profitably.

         . General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

         .    Changes in rates of interest we pay on our mortgage indebtedness.

         . The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

         . Availability of qualified managers and employees necessary to execute our growth strategy.

         .    Changes in laws or regulations.

         . Availability and cost of insurance covering the various risks we incur.

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

         We have historically focused on developing Inns in communities which have a strong and growing industrial or commercial base and also serve a growing customer base with additional locations. Generally, our Inns are rooms-only facilities designed to appeal to price and quality conscious travelers. Our target customers are business travelers, such as sales representatives and government employees, as well as families and leisure travelers attending events in our markets, such as college or cultural gatherings, fairs, festivals and family reunions.

         The typical Jameson Inn developed through the end of 1998 is a two-story, Colonial-style structure with exterior access to the guest rooms and constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. In late 1998, we designed and began building a new three-story, interior corridor structure with 56 to 80 rooms, depending on the location, and elevator access to each floor. All Jameson Inns feature amenities such as remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double beds, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators. Based on market demand, certain Jameson Inns have been expanded one or more times since their initial construction.

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

         The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms only and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel or motel, which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Each of these categories is generally subdivided into classifications based on price and quality. The terminology generally used in the hotel industry describes properties as luxury at the high end, economy in the middle and budget at the low end of the scale. Prices for each of these categories vary by region and locale. Our Inns fall within the category of small, limited service, economy hotels.

         As a REIT, we are prohibited from operating our properties other than through a taxable REIT subsidiary and independent contractor. Accordingly, all of the Inns are leased to Kitchin Hospitality, LLC under master leases. The master leases require Kitchin Hospitality to pay us base rent based on the number of rooms in operation (available for rent) on the first day of each month and percentage rent based on room revenues as defined in the master leases. Percentage rent is designed to allow us to participate in any growth in revenues at the Inns. The master leases generally provide that a portion of aggregate room revenues in excess of specified amounts will be paid to us as percentage rent.

         Kitchin Hospitality is wholly owned by Thomas W. Kitchin, our chairman and chief executive officer, and members of his family. References to Kitchin Hospitality throughout this report refer to either Kitchin Hospitality, (formerly named Jameson Hospitality, LLC), or its predecessors, Jameson Operating Company, Jameson Operating Company, LLC and Jameson Operating Company II, LLC, as appropriate.

         Our mailing address is: Jameson Inns, Inc., 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1604. Our telephone number is: (770) 901-9020.

Material Developments in 2001

         During 2001, we disposed of eleven of our 40-room (440 rooms total), exterior corridor Jameson Inn hotels located mostly in markets that have been under-performing. The Jameson Inns sold in each quarter of 2001 were located in the following locations:

                2001               Location
                ----               --------

           First Quarter      Hartwell, Georgia
                              Washington, Georgia
           Second Quarter     Commerce, Georgia
                              Greensboro, Georgia
                              Spartanburg, South Carolina
           Third Quarter      Asheboro, North Carolina
                              Simpsonville, South Carolina
           Fourth Quarter     Oakwood, Georgia
                              Union, South Carolina
                              Statesboro, Georgia
                              Garner, North Carolina

         Three other exterior corridor Jameson Inns, two Signature Inns and several parcels of land were classified as held for sale at December 31, 2001 and are recorded at the lower of cost or fair value less anticipated selling costs. During 2002, the Company may identify additional Inns to dispose of which do not meet our investment criteria.

         During 2001, we recognized a $2,110,000 loss on impairment of real estate related to certain hotel properties held for sale. Upon completion of the sale of six of the hotel properties for which impairment losses were not recorded, we recognized net gains of $903,000 during 2001. Additionally, we sold a tract of land during the first quarter of 2001 resulting in a gain of $197,000.

         We opened five new Jameson Inns (Richmond, Kentucky; Alcoa, Tennessee; Shreveport, Louisiana; Lafayette, Louisiana; and Wilmington, North Carolina) during 2001 and began construction on another (West Monroe, Louisiana). In addition, five expansions of existing Jameson Inns were completed. Four additional Jameson Inn expansions under construction at December 31, 2001 are scheduled to be completed during 2002.

         During 2001, we entered into multiple interest rate cap agreements to eliminate our exposure to increases in interest rates on $109 million of our total outstanding indebtedness. These interest rate cap agreements limit our exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates. The agreements do not prevent us from benefiting from further decreases, if any, in the prime rate. We incur interest on most of our indebtedness at a variable rate generally tied to the prime rate of interest on the applicable yearly adjustment dates.

         Adjustment Date            Debt Amount      Cap Rate
         ---------------            -----------      --------

         April 1, 2002             $ 38,000,000        5.75%
         July 1, 2002              $ 53,000,000        6.25%
         October 1, 2002           $ 18,000,000        6.25%
                                   ------------
         Total                     $109,000,000
                                   ============

         We will receive cash payments from the issuer of the interest rate cap agreements if the prime rate exceeds 5.75% on April 1, 2002, or 6.25% on July 1, 2002 or October 1, 2002. The amount of the payments, if any, will be recorded as a reduction to interest expense. The costs of the interest rate cap agreements (approximately $109,000) will be recognized as interest expense over the life of the agreements.

         On January 22, 2002, the Company declared a quarterly dividend of $0.05 per common share. The dividend was paid on February 20, 2002 to shareholders of record on February 4, 2002. This dividend was reduced from $.245 per common share paid in the immediately preceding quarters.

         The Company's future decisions to pay its common dividend will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. We currently anticipate that the Company will be able to pay an aggregate of $0.20 in cash dividends per common share during the full year of 2002. The Company expects to pay the full quarterly cash dividends on its Series A and Series S preferred stock during the full year of 2002.

Risk Factors

Risks Which are Specific to Jameson
-----------------------------------

         The following risks relate specifically to the conduct of our business. You should also refer to the information under the heading Forward Looking Statements on page 1.

         There are constraints on our future growth. In 2002, we plan to complete the construction of the one new Inn and the four hotel expansions under construction at December 31, 2001. While we expect to complete our present development and expansion plans and have adequate capital to do so, we have no other immediate growth plans. Our decision and our ability to expand in the future will depend on numerous factors, including those unique to us and those generally associated with overall hotel, real estate and general economic conditions. Those factors specific to us include our ability to:

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

     . contract for the construction of new Inns and expansions in a manner which produces hotel properties consistent with present quality and standards at a reasonable cost and without significant delays; and

     . manage our business in a cost-effective manner given the number and geographic dispersion of our Inns.

     In addition, risk factors affecting our profitability include Kitchin Hospitality's ability both to manage our Inns and to attract, develop and retain the personnel, procedures and practices necessary to generate the room revenues which we anticipate will result from any future development and expansions of Inns.

     Some or all of the factors discussed above could preclude or at least delay any future development of new Inns and the expansion of existing properties. Similarly, the terms of financing available to us or the operating results of any new or expanded Inns could have a negative economic effect on us and reduce the amount of cash available for distribution as dividends.

     There are potential conflicts of interest that exist among us and our chief executive officer and Kitchin Hospitality. In addition to his positions with and stock ownership interest in us, Thomas W. Kitchin, our chairman and chief executive officer, and his family members are the owners of Kitchin Hospitality, which constructs, conducts capital improvements and operates all of the Inns and pays and allocates all of our administrative overhead expenses. These relationships create conflicts of interest in our dealings with Kitchin Hospitality under the master leases and the various construction agreements, and with regard to allocation and payment of our overhead expenses. In that regard, the master leases, the form of the construction agreements and the cost reimbursement agreement under which Kitchin Hospitality pays and allocates our overhead were not negotiated on an arm's-length basis.

     We depend exclusively on Kitchin Hospitality for lease revenues. Certain rules relating to the qualification of REITs prohibit us from operating the Inns other than through a taxable REIT subsidiary and an independent contractor. To comply with these rules, we have leased the Inns to Kitchin Hospitality. As a result, we depend exclusively on Kitchin Hospitality for lease revenues. Kitchin Hospitality's obligations under the master leases are unsecured. Kitchin Hospitality has few liquid assets and limited net worth. As a result, Kitchin Hospitality has very limited resources to perform certain of its financial obligations under the Jameson Leases. These include indemnifying us against various claims, damages and losses and making payments of rent. We may in the future consider forming a taxable REIT subsidiary to serve as lessee of the Inns, in which case the Inns would have to be managed by an independent contractor which is actively involved in the management of other lodging facilities for owners not related to us or the taxable REIT subsidiary. It is possible that Kitchin Hospitality could qualify as an independent contractor and manage the Inns on behalf of our taxable REIT subsidiary if we elect to form one.

     Also, under the master leases, Kitchin Hospitality controls the daily operations of the Inns and we have no ability to participate in those decisions. Thus, even if Kitchin Hospitality were managing the Inns inefficiently or in a manner which failed to maximize the amount of percentage rent we receive, we would be unable to require a change in operating procedures. The master leases limit us to seeking redress only if Kitchin Hospitality violates the lease terms, and then only to the extent of the remedies set forth in the master leases. Those remedies include our ability to terminate the master leases upon certain limited events of default, including Kitchin Hospitality's failure to pay rent.

     We will need to obtain additional debt financing on favorable terms. We intend to borrow up to 100% of the funds required to finance the development of new Inns and the expansion of existing Jameson Inns. We also may need to borrow funds to pay the costs of replacement and refurbishment of furniture, fixtures and equipment of the Inns that we are required to pay under the master leases. Additionally, in recent years the amounts of our dividend distributions have exceeded our cash available for distribution which has inhibited our ability to reduce our overall level of indebtedness out of our cash flow. We are not certain that we will be able to obtain this financing, either through commercial borrowings or the issuance of corporate debt securities. If we are able to borrow needed funds, we may not be able to continue to meet our debt service obligations or to make dividend distributions at the current level. To the extent that we cannot, we risk the loss of some or all of our assets, including the Inns, to foreclosure, or face difficulties meeting the REIT income distribution requirements. We recently reduced substantially the amount of our regular quarterly dividends declared and paid on our common stock.

         Interest rate increases could increase our cost of current and future debt. A significant portion of our indebtedness is subject to adjustable interest rates and is secured by a substantial number of our Inns and billboards. We anticipate that our future borrowings will be at interest rates which adjust with certain indices. Therefore, our cost of financing will vary subject to events beyond our control. While interest rates have declined markedly in the past year, changes in economic conditions could result in higher interest rates which would increase debt service requirements on floating rate debt and could reduce cash available for distribution. Adverse economic conditions could also cause the terms on which borrowings are available to us to be unfavorable. In those circumstances, if we needed capital to repay indebtedness, we could be required to sell one or more Inns at times which might not permit realization of the maximum return on our investment.

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

         We could become more highly leveraged which would increase our debt service requirements and our risk of default. We currently have a policy of limiting our outstanding indebtedness for new construction, expansions and refinancing to 65% of the aggregate value of the Inns based on the appraisals obtained on Inns when each was developed, expanded or refinanced. However, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our Board of Directors could change the current policies and we could become more highly leveraged. This would increase our debt service requirements and also the risk of us defaulting on our obligations. An increase in our debt service requirements could adversely affect our financial condition and results of operations, as well as our ability to make dividend distributions to our shareholders. This could, as a result, jeopardize our status as a REIT. See -Taxation of Jameson, below.

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

         The Inns' geographic concentration increases our risks from local and regional economic downturns and other events. All currently operating Jameson Inns are located in the Southeast and approximately 28% of our Jameson Inns' rooms are located in Georgia. All Signature Inns are in the Midwest and approximately 50% of Signature Inns' rooms are located in Indiana. For the foreseeable future we will continue to restrict development of new Inns to those two regions of the country. This geographic concentration makes us more vulnerable to local and regional occurrences such as economic downturns, seasonal factors and natural disasters. Any of these could adversely affect our lease revenues and cash available for distribution.

         We rely heavily on the services of Thomas W. Kitchin. We and Kitchin Hospitality have relied and expect to continue to rely heavily upon the services and expertise of Thomas W. Kitchin, our chairman, and chief executive officer and the chief executive officer and manager of Kitchin Hospitality, for strategic business direction. In addition, certain of our loan agreements provide for a default upon a change of management. The occurrence of any event which would cause us to lose the services of Mr. Kitchin could have a material adverse effect on us.

         Shares issued under our stock incentive plans could dilute shareholders' investments. We maintain certain stock option and stock grant plans to provide incentive compensation to our directors, officers and key employees and to those of Kitchin Hospitality. The availability for resale of shares of our common stock issued or issuable under our stock incentive plans may depress the market price of our common stock. In addition, to the extent stock options and other incentive awards which may be granted under our stock inventive plans vest and are exercised at prices below the net book value of our common stock, the resulting issuance of shares of our common stock will cause an immediate dilution of the interests of our other shareholders.

         Rising interest rates and limited trading volume may depress the price of our capital stock. An increase in market interest rates or a further decline in the dividend rates paid on our stock may result in higher yields on other financial instruments than our shareholders realize from distributions and dividends paid on our common and preferred stock. This could adversely affect the market price of our common and preferred stock. In addition, the trading volume of equity interests in REITs is generally not as high as in equity interests in other entities. Accordingly, our status as a REIT may also adversely affect the trading volume of shares of our common and preferred stock. This would reduce the liquidity of an investment in Jameson.

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

     General economic and regulatory conditions in the hotel industry will affect our business. Our ownership of the Inns is subject to varying degrees of risk generally inherent in the ownership and operation of real property and, in particular, hotels. Our ownership of the Inns may be adversely affected by a number of factors, including:

     . the national, regional or local economic climate (which may be adversely impacted by plant closings, industry slowdowns, inflation and other factors);

     . the impact of the September 11, 2001 terrorist attacks and the perceived possibility of future attacks on the travel and the lodging industry;

     .    local hotel market conditions (such as an oversupply of guest rooms);

     .    changes in governmental regulations, zoning or tax laws;

     . operating cost increases such as rising gas utility expense, labor problems, potential environmental or other legal liabilities; and

     .    changes in interest rate levels.

     We face significant competition and the supply of hotel rooms is growing faster than demand in some of the markets in which Inns are located. A strong national economy and readily available debt and equity financing during the mid and late 1990s and early 2000s prompted the construction of a significant number of new hotels and motels in certain markets where we operate. Demand for lodging in the travel industry, however, has generally not kept up with the growth in the supply of rooms. As a result, occupancy rates for hotels, including the Inns, have tended to decline. This condition is unlikely to change in the foreseeable future and may have a negative impact on our results of operations. In addition, there are numerous hotels, including those that are part of major chains with substantial advertising budgets, national reservation systems, marketing programs and greater name recognition than we have, that compete with the Inns in attracting travelers. Further, many of the Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of our Inn in that community. In some of the markets where our Inns are located, additional hotel rooms are currently under construction.

     We incur significant renovation and refurbishment costs. Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Kitchin Hospitality's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. However, our expenditures for these purposes have historically exceeded this amount.

     We may not be adequately insured. The ownership of hotel properties presents risks of liability resulting from injuries to guests and resulting litigation. Under the terms of the master leases, we carry comprehensive liability, fire, extended coverage, rental loss and business interruption insurance covering all of the Inns with policy specifications and insured limits customarily carried for similar properties. However, our insurance coverage could be insufficient to fully protect our business and assets from all claims or liabilities, including environmental liabilities. Further, we may not always be able to obtain additional insurance at commercially reasonable rates. In the event that losses or claims are beyond the limits or scope of our insurance coverage, our business and assets could be materially adversely affected. In addition, certain types of losses (such as certain environmental liabilities) are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in the affected Inn, as well as anticipated future revenues from that Inn, while remaining obligated for any mortgage indebtedness or other financial obligations related to that Inn. Any such loss could have a material adverse effect on our financial condition and results of operations.

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

         Under the terms of the master leases, we indemnify Kitchin Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Kitchin Hospitality. In addition, the master leases provide that Kitchin Hospitality will indemnify us against environmental liabilities caused by Kitchin Hospitality's acts or negligent failures. Kitchin Hospitality's financial condition may limit the value of its indemnity and, in any event, the indemnity will not apply to or protect us against past unknown violations and related liabilities.

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

         We intend to make distributions to our shareholders to comply with the distribution provisions of the Internal Revenue Code and to avoid or minimize income taxes and the nondeductible excise tax. Our income and cash flow will consist primarily of the rents received from Kitchin Hospitality under the master leases. Differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income and the effect of required debt amortization payments could make it necessary for us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT even if we believe that then prevailing market conditions are not generally favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

         Distributions are determined by our Board of Directors and depend on a number of factors, including the amount of cash available for distribution, our financial condition, any decision to reinvest rather than to distribute such funds, our capital expenditures, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors considers important. Accordingly, we cannot provide any assurance that we will be able to maintain our required distribution rate. See --Taxation of Jameson--Requirements for Qualification and -- Annual Distribution Requirements, below.

The Master Leases

         We entered into master leases with Kitchin Hospitality covering all of the completed and operating Jameson Inns (the "Jameson Lease") and a separate master lease covering the Signature Inns (the "Signature Lease"). New Inns which we develop during the term of the master leases will become subject to the respective master leases upon their completion of construction. The Jameson Lease and the Signature Lease are substantially the same except regarding the term and the calculation of rent. The following is a summary description of the material terms and conditions of both the Jameson Lease and the Signature Lease.

         Term. The Jameson and Signature Lease terms expire on December 31, 2011, and December 31, 2012, respectively, subject to earlier termination upon the occurrence of certain events.

         Rent. During the terms of each of the master leases, Kitchin Hospitality is obligated to pay to us base rent calculated on the number of rooms available for rent on the first day of the month and, when applicable under the formula described below, percentage rent based on room revenues. In general, percentage rent is calculated by multiplying average daily per room rental revenues for all of the Inns under each master lease by certain percentages and then subtracting the amount of the base rent paid for the same period.

         Under the Jameson Lease, base rent is payable monthly and equals $264 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2002, is based on the following formula:

         39% of the first $23.01 of average daily per room rental revenues; plus

         65% of all additional average daily per room rental revenues; less

         100% of the base rent paid for the same period.

         Under the Signature Lease, base rent is $394 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2002, is based on the following formula:

         37% of the first $38.61 of average daily per room rental revenues; plus

         65% of the next $10.00 of average daily per room rental revenues; plus

         70% of all additional average daily per room rental revenues; less

         100% of base rent paid for the same period.

         Percentage rent is based on the total number of rooms available to rent during the period, rather than the number of rooms available to rent at the beginning of each month. The total base rent plus percentage rent payable by Kitchin Hospitality under the Jameson Lease is limited to 47% of room revenues. For purposes of calculating base rent and percentage rent, each master lease under which Jameson or one of its subsidiaries is lessor is treated as a separate Jameson Lease or Signature Lease; that is, only the number of rooms and amount of room revenue attributable to Inns under a particular master lease are considered when determining the amount of base rent and percentage rent Kitchin Hospitality is obligated to pay under that master lease.

         On January 1, 2003, the $23.01 amount referred to above under the Jameson Lease and the $38.61 amount referred to under the Signature Lease will be increased based on the percentage increase in the Consumer Price Index for all Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 2002. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes the Consumer Price Index experienced over the most recently completed calendar year.

         Average daily per room rental revenues (REVPAR) are determined by dividing room revenues realized by Kitchin Hospitality over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Jameson Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues after deducting all (i) credits, rebates and refunds, (ii) sales taxes and other excise taxes, and (iii) fees, commissions, charges and other payments made to travel agents, consortia and global access providers in connection with sales of rooms. Room revenues do not include (i) sales of alcoholic beverages if and to the extent prohibited by laws applicable to the Inns, and (ii) any utility surcharge assessed by the lessee to guests in connection with the rental of rooms. Room revenues as defined in the Signature

Lease are substantially the same as in the Jameson Lease. On or before March 1 of each year, Kitchin Hospitality is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of Jameson's financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, which we earned under the Jameson Lease for the years ended December 31, 1999, 2000 and 2001 was $22.7 million, $25.4 million and $28.1 million, respectively. Total rent, including both base rent and percentage rent we earned under the Signature Lease for the partial year ended December 31, 1999 and the years ended December 31, 2000 and 2001, was $11.5 million, $17.1 million and $14.7 million, respectively.

         Operating Expenses. In addition to paying base rent and, if applicable, percentage rent, the master leases require Kitchin Hospitality to pay all costs and expenses incurred in the operation of the Inns, including workers' compensation insurance premiums. We are responsible for other types of insurance, real and personal property taxes, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

         Approval of Master Leases. Our independent directors are members of our Board of Directors who are not also officers or employees of Jameson and who are not affiliated with Kitchin Hospitality. Our independent directors determined that the master leases, as amended, are fair to us.

         Trademarks. Kitchin Hospitality owns the registered trademarks, The Jameson Inn(R) and Signature Inns(R). The master leases require Kitchin Hospitality to operate the Inns using the trademarks and not to use the trademarks (or license their use to any other parties) for the operation of lodging facilities other than the Inns if we object to the unrelated use. We have consented to the use of the Jameson Inn trademark by third parties to operate six of the Jameson Inn hotels that we sold in 2001. We anticipate that we will continue to authorize the use of these trademarks by additional purchasers if we make further sales of Jameson Inn hotels. We may also authorize the use of these trademarks by other hotels which may be managed by Kitchin Hospitality but in which we will have no financial or other direct economic interest. We have an option to purchase The Jameson Inn(R) and Signature Inns(R) trademarks from Kitchin Hospitality at the end of each master lease or upon the earlier termination of the master lease with respect to all of the Inns for $25,000 for The Jameson Inn(R) trademark and $50,000 for the Signature Inns(R) trademark. Any acquisition of these trademarks would be subject to whatever third party rights in them had been granted and we would likely incur substantial additional costs in connection with the termination of the master leases prior to the expiration of its term.

         Maintenance and Modifications. Under the master leases, we are required to maintain the underground utilities and the structural elements of the improvements and the roof of each Inn. Kitchin Hospitality is required, at its expense, to maintain the Inns in good order and repair and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep the Inns in good order and repair.

         Kitchin Hospitality, at its expense, may make non-capital and capital additions, modifications or improvements to the Inns which do not significantly alter the character or purposes, or significantly detract from the value or operating efficiencies, of the Inns. Modifications or improvements estimated to cost in excess of $100,000 must be done under the supervision of a qualified architect, engineer or contractor satisfactory to us and in accordance with plans and specifications which we approve.

         All alterations, replacements and improvements are subject to all the terms and provisions of the master leases and become the property of Jameson upon termination of a master lease. In 2001, five expansions of existing Jameson Inns were completed. Four additional Jameson Inn expansions are scheduled to be completed during 2002.

         Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. A significant number of Jameson Inns have been constructed within the past two years and generally do not require any substantial renovation or refurbishment. However, Inns older than two years require periodic replacement of furniture, fixtures and equipment and the master leases require that we pay the costs of the refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Kitchin Hospitality's total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. Capital improvements to the Inns in 2002 will be contracted to Kitchin Construction Company, a division of Kitchin Hospitality, our general contractor for Inns that we build and for expansions of existing Jameson Inns.

         Insurance and Property Taxes. The master leases provide that we are responsible for paying or reimbursing Kitchin Hospitality for real and personal property taxes as well as for all insurance coverage on the Inns except workers' compensation coverage, which is an obligation of Kitchin Hospitality.

         Indemnification. The master leases require Kitchin Hospitality to indemnify us and our affiliates from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against us or our affiliates, on account of, among other things, (1) any accident or injury to person or property on or about the Inns, (2) any misuse by Kitchin Hospitality, or any of its agents, of the leased property, (3) taxes and assessments in respect of the Inns (other than our real and personal property taxes and income taxes on income attributable to the
Inns), or (4) any breach of a master lease by Kitchin Hospitality. The master leases do not, however, require Kitchin Hospitality to indemnify us against our gross negligence or willful misconduct. We are required to indemnify Kitchin Hospitality against any environmental liabilities other than those caused by the acts or negligent failures of Kitchin Hospitality (for which Kitchin Hospitality will indemnify us).

         Assignment and Subleasing. Under the terms of the master leases, Kitchin Hospitality is not permitted to sublet all or any part of any of the Inns or assign its interest under the master leases, other than to an affiliate of Kitchin Hospitality controlled by Mr. Kitchin, without the prior written consent of Jameson. No assignment or subletting will release Kitchin Hospitality from any of its obligations under the master leases.

         Events of Default. Events of default under the master leases include, among others, the following:

                 (1) Kitchin Hospitality's continuing failure to pay rent for a period of 10 days after receipt by Kitchin Hospitality from us of written notice of nonpayment;

                 (2) except under certain circumstances, continued failure by Kitchin Hospitality to observe or perform any other term of the master leases for a period of 30 days after Kitchin Hospitality receives notice from us of the failure;

                 (3) Kitchin Hospitality's bankruptcy, insolvency or similar event; and

                 (4) Kitchin Hospitality's voluntary discontinuation of operations at an Inn for more than five days, without our consent, except as a result of damage, destruction or condemnation.

         If an event of default occurs and continues beyond any curative period, we have the option of terminating the master leases as to any individual Inn (which would not affect the master leases as to the remainder of the Inns) or as to all of the Inns by giving Kitchin Hospitality 10 days written notice of the termination date.

         Termination of Master Leases on Disposition of Inns. If we enter into an agreement to sell or otherwise transfer an Inn, we may terminate the applicable master lease as to that Inn. However, if a master lease is terminated as to Inns comprising 25% or more of the total rooms of all of the Inns within a period of 12 consecutive months, we must compensate Kitchin Hospitality for the loss of its leasehold interest or offer substitute hotels. Most of the Inns have been mortgaged to secure our indebtedness. In the event of a foreclosure sale (or transfer in lieu of foreclosure) of any Inn, the applicable master lease will terminate with respect to that Inn.

         Inventory. The master leases require all inventory required in the operation of the Inns to be acquired and replenished by Kitchin Hospitality. Inventory includes: (1) cleaning supplies, (2) linens, (3) towels and (4) paper goods.

Plans for 2002

         Historically, our business plan has been to enhance stockholder value by increasing funds from operations and cash available for distribution by developing additional Inns, expanding existing Jameson Inns and participating, through the master leases, in increased room revenues generated through operation of the Inns by Kitchin Hospitality. For definitions and calculation of funds from operations and cash available for distributions, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Due to economic and competitive conditions experienced recently, we have substantially curtailed our plans to develop new Inns and to expand existing Inns. During 2001 we sold 11 of the 40-room Jameson Inns which were mostly under-performing and which no longer met our investment criteria. We plan on selling additional Jameson and Signature Inns in the future. See Policies and Objectives with Respect to Certain Activities - Dispositions.

         We also continue to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, an offering of additional equity securities and other alternatives. We may also consider the formation of a taxable REIT subsidiary in connection with the future management of the Inns (which may still involve Kitchin Hospitality in the management of the Inns if it then qualifies as an independent contractor, i.e., a party which is actively involved in the management of other lodging facilities for owners not related to us or the taxable REIT subsidiary). . We have made no decisions or commitments at this time, but we intend to continue to consider these alternatives.

         Development of New Inns. We believe that selective opportunities may still exist for the development of new Jameson Inns in certain markets in the southeastern United States. Although we have no current plans to begin new development of Jameson Inns, we will continue to evaluate opportunities as they arise in targeted communities. At December 31, 2001, we had one Jameson Inn under development (68 total additional rooms).

         We believe that Jameson has benefited significantly from its strategy of developing new Jameson Inns because of the experience and track record of Jameson and Kitchin Hospitality in the development, construction and operation of Jameson Inns.

         In evaluating potential development sites, we have historically targeted communities with strong and growing industrial bases sufficient to attract business travelers. These communities typically have significant manufacturing facilities, state and federal government installations, or colleges and universities. We strive to locate our Inns in proximity to family-style restaurants and target markets which offer local community events (e.g. annual festivals, fishing tournaments, collegiate football games and other athletic events, graduation ceremonies, etc.) and/or tourist and recreational facilities (e.g. lakes, golf courses, hunting areas, etc.) attracting groups and individual discretionary and leisure travelers.

         Although we have no specific plans to construct new or expand existing Signature Inns, we will consider developing new Signature Inns according to our assessment of market demand, cost and other relevant factors.

         During 2001, we entered into agreements with Best Western to convert three Signature Inn hotels to the Best Western flag. These properties operate under the name "BestWestern-Signature Inn." We may consider other re-flagging opportunities in the future.

         Expansion of Existing Jameson Inns. We anticipate expanding four Jameson Inns in 2002. We intend to continue to expand additional existing Jameson Inns whenever market conditions warrant. To date, we have expanded 39 Jameson Inns. Since Jameson Inns built prior to 1999 were initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inns. Accordingly, we have been able to earn returns on the investment by expanding Jameson Inns in markets with strong room demand. Also, as compared to the development of new Inns, expansion of existing Jameson Inns is a relatively lower risk growth strategy since we have an opportunity to assess local room demand and market trends based on our direct experience in developing and owning the existing hotel. We expect to employ substantially the same strategy regarding expansion of our currently operating Jameson Inns. The sites for new, interior-corridor Jameson Inns, however, and all of the current

Signature Inn sites are fully developed and these properties cannot be expanded. In these markets, expansions will occur, if at all, through the acquisition of additional sites and the construction of new Inns.

         Kitchin Hospitality as Contractor. We anticipate that Kitchin Hospitality will act as general contractor for new Inns we build, for expansions, refurbishments and other capital expenditures with respect to existing Jameson Inns. Each construction contract for a new Inn or a group of Inns provides for a turnkey price for all work performed under the contract subject to reduction, if Kitchin Hospitality's profits (as defined in the construction contract) exceed 10%. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Inns, including interest charges we incur on the associated construction debt during construction and working with Kitchin Hospitality to staff the Inn prior to opening. Each contract for refurbishment and other capital expenditures provides for us to pay the actual cost of the work plus a 7% contractor's fee. An independent architectural firm reviews each construction contract and each is also subject to approval by a majority of our independent directors. The average price charged by Kitchin Hospitality for the five new Jameson Inns opened during 2001 and the five Jameson Inns expanded in 2001 was approximately $55,732 per guest room.

         Internal Growth. Through percentage rent, we participate in any increases in room revenues generated through increases in occupancy rates and average daily room rates or ADR of the Inns by Kitchin Hospitality. Total rent payable under the Jameson Lease, including base rent and percentage rent, is limited, however, for each calendar year to 47% of Jameson Inn room revenues. Kitchin Hospitality practices market-sensitive pricing, increasing room rates at particular Inns as market conditions in the specific communities warrant. The Inns' general managers receive a significant portion of their compensation based on achieving specified quarterly operating results.

         Sales and Marketing. Kitchin Hospitality is responsible for marketing the Inns. It employs a National Sales Director and a Director of Marketing in Atlanta to assist with brand-wide sales and marketing initiatives and programs. It focuses on local efforts directed to the business community in the city or town where the particular Inn is located through 11 (at December 31, 2001) direct sales managers, each of whom conducts and supervises direct sales for designated Inns. In addition, one of the key responsibilities of an Inn's manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. Kitchin Hospitality employs billboards and other similar types of advertising and has two "800" numbers to facilitate reservations for the Inns. All Jameson Inns and Signatures have direct links to Global Distribution Systems ("GDS") for reservations which also interfaces with major electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus. This interface connects the Jameson and Signature Inns with travel agents nationally and internationally.

         In addition to billboard advertising which Kitchin Hospitality has traditionally utilized and will continue to utilize, Kitchin Hospitality places advertisements for the Inns in regional and special event publications and in newspapers. Kitchin Hospitality also markets the Inns through two websites: www.jamesoninns.com and www.signature-inns.com.

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

         The Inns compete on the basis of price, quality and value. Competition for the Inns is made up primarily of limited service hotels in the southeastern and midwestern United States operating under national franchises which have greater financial resources than we do, substantial advertising budgets, national reservation systems, marketing programs, guest reward programs and greater name recognition.

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

         Under the terms of the master leases, we indemnify Kitchin Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Kitchin Hospitality. In addition, the master leases provide that Kitchin Hospitality will indemnify us against environmental liabilities caused by Kitchin Hospitality's acts or negligent failures, although Kitchin Hospitality's financial condition may limit the value of such indemnity and, in any event, such indemnity will not apply to or protect us against past unknown violations and related liabilities. See -- The Master Leases, above.

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

         Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that all existing Inns are substantially in compliance with these requirements and we intend to construct future Inns in accordance with such requirements as well. We have engaged disabilities consultants at various times to make recommendations regarding compliance of the Inns with the ADA. These consultants submitted reports recommending a number of improvements for access to and use by disabled persons with respect to certain of the Inns in operation, which improvements were made. We have also incorporated the consultants recommendations into the construction of new Jameson Inns and will continue to do so.

Employees

         At December 31, 2001, we employed 15 persons. Our employees are also employees of Kitchin Hospitality. Under the cost reimbursement agreement between Jameson and Kitchin Hospitality, we reimburse Kitchin Hospitality for the time that these shared employees spend on our business. For the year ended December 31, 2001, our reimbursement to Kitchin Hospitality totaled approximately $875,000. None of our or Kitchin Hospitality's employees is represented by a union or labor organization, nor have our or Kitchin Hospitality's operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

         Kitchin Hospitality. Kitchin Hospitality leases and operates all completed Inns under the terms of the master leases. See --The Master Leases, above. Kitchin Hospitality has also acted as contractor for the initial construction and expansion of all Jameson Inns. We expect Kitchin Hospitality to serve as construction contractor for any further expansions of Jameson Inns, for construction of all new Jameson Inns and Signature Inns, and for renovation and refurbishment of all of our Inns.

         The names and certain other information concerning the executive officers of Kitchin Hospitality are set forth below. At December 31, 2001, Kitchin Hospitality had approximately 2,100 full- and part-time employees engaged in day-to-day management, marketing and construction of the Inns.

         Kitchin Hospitality has a limited net worth. The audited financial statements of Kitchin Hospitality appear elsewhere in this annual report and should be referred to for additional financial information concerning Kitchin Hospitality. Kitchin Hospitality may engage in activities other than as lessee and construction contractor of the Inns, subject to restrictions under the master leases.

         Kitchin Hospitality changed its name from Jameson Hospitality, LLC on October 26, 2001. Predecessors of Kitchin Hospitality include Jameson Operating Company, Jameson Operating Company II, LLC and Jameson Development Company, LLC which, on May 7, 1998, changed its name to Jameson Hospitality, LLC. In December 1999, Kitchin Investments, Inc. ("KI") merged into Kitchin Hospitality. KI was a company wholly owned by Thomas W. Kitchin, our chairman and chief executive officer, which paid, and was reimbursed for, the salaries of our employees as well as our rent and other administrative and overhead expenses.

         The executive officers and key employees of Kitchin Hospitality are the following:

         Name                  Position
         ----                  --------

         Thomas W. Kitchin     President and Chief Executive Officer
         William D. Walker     Vice President--Development
         Craig R. Kitchin      Vice President--Finance and Chief Financial
                               Officer
         Steven A. Curlee      Vice President--Legal, General Counsel, Secretary
         Martin D. Brew        Treasurer and Corporate Controller
         Gregory W. Winey      Vice President--Hotel Operations
         Joseph H. Rubin       President of Kitchin Construction Company

         Set forth below is certain information concerning Kitchin Hospitality's executive officers, managers and key employees.

         Thomas W. Kitchin is the founder and owner with his spouse of Kitchin Hospitality. He is also the founder and has been an officer and director of Jameson since its incorporation in 1988. Prior to founding Jameson and the predecessors of Kitchin Hospitality, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of a private school; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, president and chief financial officer of Jameson.

         William D. Walker is vice president--development of Jameson as well as of Kitchin Hospitality. He has been an officer of Jameson since its inception in 1988 and served as a director from 1988 through October 29, 1993. He has been an officer of Kitchin Hospitality and its predecessors since their inception. Prior to joining us, he worked in various financial management positions for twelve years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

         Craig R. Kitchin has been an officer of Kitchin Hospitality and its predecessors since its inception. Also an officer of Jameson, he became chief financial officer of Jameson in February 1994, vice president--finance in November 1997, and president in November 1998. He joined Jameson as its controller and treasurer on June 15,

1992, upon receiving his M.B.A. degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990, where his primary responsibilities included budgeting and forecasting overhead expenses. Mr. Kitchin graduated from Santa Clara University with a B.S. degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the chairman and chief executive officer of Jameson.

         Steven A. Curlee has been an officer of Kitchin Hospitality and its predecessors since their inception. Also an officer of Jameson, he became general counsel and secretary of Jameson on January 1, 1993 and vice president--legal in November 1997. From April 1985 to July 1992, he was general counsel of an oil and gas company listed on the American Stock Exchange. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. He continues to serve in the Navy Reserves, having attained the rank of Commander. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Master of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

         Martin D. Brew has been an officer of Kitchin Hospitality and of Jameson since we acquired Signature in May 1999. Prior to joining Kitchin Hospitality, he was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was also employed by KPMG LLP prior to his employment with Signature Inns. Mr. Brew has a B. S. degree in business from Indiana University and is a Certified Public Accountant.

         Gregory W. Winey is Vice President--Hotel Operations of Kitchin Hospitality. He joined Kitchin Hospitality in April 1998 as a regional manager supervising the operations of 17 Jameson Inns. In October 1998 he became the director of operations supervising the operations of all Jameson Inns. Before joining Kitchin Hospitality, he was with Promus Hotel Corporation from May 1991 to December 1997 serving in several capacities in hotel operations, most recently as a senior area manager overseeing the daily operations of 17 hotel properties, including Hampton Inns, Hampton Inn & Suites and Homewood Hotels. Prior to that he was a food and beverage manager for a 300-room Days Inn Hotel in Charlotte, North Carolina for one year, and prior to that he was employed for six years by Traveler's Management Corporation as an innkeeper and rooms division manager of a 432-room convention hotel.

         Joseph H. Rubin became president of Kitchin Construction Company, the construction division of Kitchin Hospitality in October 1999. Prior to joining Kitchin Hospitality, Mr. Rubin was president and chief executive officer of Abrams Industries, Inc., an Atlanta based commercial real estate developer and construction company, where he had been employed since 1979. Mr. Rubin earned a B.A. degree in economics at Guilford College and a J.D. degree at the University of North Carolina. He is a Certified Public Accountant and is licensed to practice law in Georgia and North Carolina.

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

         Investment Objectives and Policies. Our investment objective is to provide quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of Jameson. We will seek to accomplish these objectives through the ownership and leasing of the Inns to Kitchin Hospitality, Kitchin Hospitality's increases in the Inns' room revenues, selective development of additional Inns and, where deemed appropriate, renovations and expansions of the Inns. A key criterion for new investments will be the opportunity they offer for growth in funds from operations and cash available for distribution. For definitions and calculation of funds from operations and cash available from operations, see Item 7--Jameson Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Dispositions. During 2001, we sold eleven 40-room Jameson Inns. We have recently signed contracts to sell two Jameson Inns. One Signature Inn located in Cincinnati, Ohio was sold in February 2002. While we have presently made no commitments to sell any other Jameson Inns or Signature Inns, one additional 40-room Jameson Inn, one additional Signature Inn and several parcels of land were classified as held for sale at December 31, 2001. During 2002, the Company may identify additional Inns to dispose of which are located in markets that have been under-performing. We do not expect the sales of these properties to result in a significant gain or loss.

         Financing. Our policy has been to finance all of the costs of developing new Inns and expanding existing Inns. Indebtedness we incur may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We may also use the proceeds from any of our borrowings for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns.

         At December 31, 2001, we had outstanding an aggregate of approximately $227.1 million of mortgage debt, including approximately $1.9 million in construction debt. For new Inn construction and Inn expansions, the construction debt provides for additional borrowings of $4.0 million and is secured by the properties under construction.

         While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness for new construction, expansions and refinancings to 65% of the aggregate value of the Inns based on the appraisals obtained on Inns when each was developed, expanded, or refinanced. Our Board of Directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations, our ability to make dividend distributions to our stockholders and could, as a result, jeopardize our status as a REIT.

         We may attempt to raise additional equity capital for working capital purposes or the repayment of indebtedness. In the event we desire to raise additional equity capital, our Board of Directors has the authority, without stockholder approval, to issue additional shares of Jameson common stock or other capital stock of Jameson in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing stockholders would have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder's investment in Jameson.

         Working Capital Reserves. Our policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of our business and investments.

         Policy Regarding Capital Expenditures. On July 1, 1995, we adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Jameson Inns' aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward for capital expenditures. Prior to this date, the obligation to fund replacement and refurbishment of furniture, fixtures and equipment was Kitchin Hospitality's. This policy extends to the Signature Inns acquired in May 1999. For the period July 1, 1995, through December 31, 2001, 4% of room revenues equaled $14.3 million and we expended $24.7 million on items in that same period. Thus, our actual expenditures for these purposes have exceeded these amounts.

         Other Policies. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. We do not intend to
(1) invest in the securities of other issuers for the purpose of exercising control over such issuer, (2) underwrite securities of other issuers or (3) actively trade in loans or other investments.

         We may make investments other than as previously described, although we do not currently intend to do so. We have the authority to repurchase or otherwise reacquire our common stock or any of our other securities and may engage in such activities in the future. In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Under this program, as of December 31, 2001, we had not repurchased any shares. Most of our repurchases, if any, will most likely be of shares of our preferred stock.

         During the past five years, except in connection with the acquisition of billboard assets from Kitchin Hospitality and the Signature merger, we have not issued Jameson common stock or any other securities in exchange for property, nor have we reacquired any of our common stock or any other securities; however, Jameson has authority to engage in such activities and may do so in the future. During the past five years, we have not made any loans to our officers, directors or other affiliates. We may in the future make loans to such persons and entities, including, without limitation, our officers, and to joint ventures in which we participate. During the last five years, we have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and we do not intend to do so in the future. Our Board of Directors may review and modify our policies with respect to such activities from time to time without the vote of the stockholders.

         At all times, we intend to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT unless, because of circumstances or changes in the Internal Revenue Code (or in the Treasury Regulations), our Board of Directors, with the consent of a majority of our stockholders, determines to revoke our REIT election.

         Conflicts of Interest. Because of Thomas W. Kitchin's ownership in and positions with Jameson and Kitchin Hospitality, there are inherent conflicts of interest in the construction of new Jameson Inns and Signature Inns and the expansion, refurbishment and other capital expenditures relating to existing Inns by Kitchin Hospitality. Conflicts of interest also exist in our dealings with Kitchin Hospitality under the master leases, the construction and refurbishing contracts and under the cost reimbursement agreement between the two companies. See --The Master Leases; -- Growth Plans for 2002; Kitchin Hospitality as Contractor; -- and Employees. In an effort to reduce the conflicts of interest, we have adopted a policy of requiring that any material transaction or arrangement between us and Kitchin Hospitality, or an affiliate of either, is subject to approval by a majority of our independent directors.

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

         The sections of the Internal Revenue Code relating to qualification and operation as a REIT are highly technical and complex. The following discussion summarizes the material aspects of the Internal Revenue Code sections that govern the federal income tax treatment of a REIT and its shareholders. Because it is a summary, it does not cover all aspects of this subject. To understand all of the rules and regulations applicable to us as a REIT, you should refer to the applicable Internal Revenue Code provisions, Treasury Regulations and administrative and judicial interpretations thereof.

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

         In addition, if during the 10-year period (the "Recognition Period") beginning on the first day of the first taxable year for which we qualified as a REIT, we recognize gain on the disposition of any asset held by us as of the beginning of such Recognition Period, then, to the extent of the excess of (1) the fair market value of such asset as of the beginning of such Recognition Period over (2) our adjusted basis in such asset as of the beginning of the Recognition Period (the "Built-In Gain"), such Built-In Gain, which may be reduced by certain net operating loss carryforwards, will be subject to tax at the highest regular corporate rate. The Recognition Period began January 1, 1994, and will expire December 31, 2003. Further, if we acquire any asset from a C corporation in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation (such as our acquisition of Signature Inns by reason of our acquisition of Signature Inns, Inc. on May 7, 1999), and we recognize gain on the disposition of such asset during the ten-year period beginning on the date on which such asset was acquired by us, then, to the extent of the Built-In Gain, such gain will be subject to tax at the highest regular corporate rate, pursuant to regulations that have not yet been promulgated. The amount of our Built-In-Gain based on the appraisals obtained in connection with our initial public offering in 1994 is approximately $5.1 million. As a result of our disposition of Inns during 2001, we realized Built-In Gains of $964,000. These Built-In Gains and the associated income taxes were not recognized in 2001 but are deferred until the Company is in a net taxable income position, at which time, the Built-In Gain will be offset by the net operating loss carryforward of $1.2 million. The amount of our Built-In Gain attributable to the Signature Inns acquisition is less than $1.0 million.

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

         Rents received by us under the master leases with Kitchin Hospitality will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met.

         . First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the master leases should not disqualify rental income received from Kitchin Hospitality.

         . Second, the Internal Revenue Code provides that rents received from a tenant, directly or indirectly, will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively owns 10% or more of such tenant (a "Related Party Tenant"). We believe that since January 1, 1994, we have satisfied, and we will use our best efforts to continue to satisfy this requirement. (Kitchin Hospitality is not and should not become a Related Party Tenant of Jameson by reason of our adherence to the Ownership Limit and the Related Party Limit set forth in our Articles of Incorporation).

         . Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." Applicable Internal Revenue Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a REIT's fair market value of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT's aggregate fair market value of all real and personal property at the beginning and at the end of such taxable year. We have confirmed by numerical testing that the resulting rental income attributable to personal property since January 1, 1994 has been less than 15%. We monitor these tests regularly. If we project that for any Inn for any taxable year the resulting rental income attributable to personal property may exceed 15% of all rental income, a portion of the personal property of that Inn may be sold by us to Kitchin Hospitality, with the lease payments adjusted accordingly.

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

         We have not, do not and will not knowingly (1) charge rent for any property that is based in whole or in part on the income or profits of any person (except by reason of being based on a percentage of receipts or sales, as described above); (2) rent any property to a Related Party Tenant; (3) lease personal property in connection with the rental of any Inn which would cause the rental income attributable to such personal property to exceed 15% of the amount of total rental income from such property; or (iv) perform services considered to be rendered for the occupants of the Inns other than through an independent contractor.

         Under the master leases, Kitchin Hospitality has leased the land, buildings, improvements, furnishings, and equipment comprising the Inns from us. Kitchin Hospitality pays us a per room rent ("Base Rent") plus additional rent based on a percentage of the gross room rental revenues ("Percentage Rent," with the total of the Base Rent and Percentage Rent being called "Total Rent"). In order for the Total Rent to constitute "rents from real property," the leases must be respected as true leases for federal income tax purposes and not treated as service contracts, joint venture or some other type of arrangement. The determination of whether the leases are true leases depends on an analysis of all of the surrounding facts and circumstances.

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

         Under the master leases, (1) Kitchin Hospitality has the right to exclusive possession, use and quiet enjoyment of the Inns during the term of the master leases, (2) Kitchin Hospitality bears the cost of, and is responsible for daily maintenance and repair of the Inns, other than the cost of maintaining underground utilities and structural elements (including the roofs) of the improvements, (3) Kitchin Hospitality dictates how the Inns are operated, maintained, and improved and bears all of the costs and expenses of operating the Inns (including the cost of any inventory used in their operation) during the term of the leases (other than real and personal property taxes, casualty, liability and other types of insurance and equipment and the maintenance of structural elements, roofs and underground utilities), (4) Kitchin Hospitality benefits from any savings in the costs of operating the Inns during the term of the leases, (5) in the event of damage or destruction to an Inn, Kitchin Hospitality is at economic risk because it will be obligated to restore the property to its prior condition and bear all costs of such restoration in excess of any insurance proceeds (except, under certain circumstances, during the last six months of the term of the master leases), (6) Kitchin Hospitality has indemnified us against all liabilities imposed on us during the term of the master leases by reason of injury to persons or damage to property occurring at the Inns or due to Kitchin Hospitality's use, management, maintenance or repair of the Inns, and (7) Kitchin Hospitality is obligated to pay substantial fixed rent for the term of the leases. In addition, we do not believe that the Total Rent under the leases materially, if at all, exceeds the fair rental value of the Inns.

     Pursuant to IRS Revenue Ruling 55-540, if one or more of the following conditions were present, the master leases would instead be considered as conditional contracts for purchase and sale of the Inns:

     . portions of the periodic payments are made specifically applicable to an equity interest in the property to be acquired by Kitchin Hospitality,

     . Kitchin Hospitality will acquire title upon the payment of a stated amount of "rentals" under the contract which it is required to make,

     . the total amount which Kitchin Hospitality is required to pay for a relatively short period of use constitutes an inordinately large proportion of the total sum required to be paid to secure the transfer of the title,

     . the agreed "rental" payments materially exceed the current fair rental value,

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

     Under the master leases, (1) no portion of the Total Rent has been or will be applied to any equity interest in the Inns to be acquired by Kitchin Hospitality, (2) Kitchin Hospitality has not acquired and will not be acquiring title to the Inns upon the payment of a stated amount of either Base Rent or Percentage Rent, (3) the Total Rent does not and will not materially exceed the current fair rental value of the Inns, (4) the Inns may not be acquired by Kitchin Hospitality under a purchase option and (5) no portion of either Base Rent or Percentage Rent has been or will be specifically designated as interest or will be recognizable as the equivalent of interest. We believe that the master leases will be treated as true leases for federal income tax purposes. However, the IRS could challenge the tax treatment of the master leases, and, if it does, it could be successful. If the master leases are recharacterized as a service contract, partnership agreement, or some other type of arrangement rather than a true lease, part or all of the payments that we receive from Kitchin Hospitality may not satisfy the various requirements for qualification as "rents from real property." In that case, we likely would not be able to satisfy either the 75% or 95% gross income tests and, as a result, would fail to qualify as a REIT.

     Any gross income derived from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. None of our assets are or have been held for sale to customers in the ordinary course of our business and we will not sell an Inn or associated property in the ordinary course of our business. We sold eleven Inns during 2001 because those Inns were under-performing. Kitchin Hospitality advised that its projections for those Inns indicated marginal results. The sale of Inns by us is extraordinary and we do not consider the sale of those Inns as a part of our business. Whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, we have since January 1, 1994 complied with and we will attempt to continue to comply with the terms of the safe- harbor provisions in the Internal Revenue Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that we can comply with the safe-harbor provisions of the Internal Revenue Code or avoid owning property that may be characterized as property held "primarily for sale to customers in the ordinary course of a trade or business."

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

Asset Tests

         At the close of each quarter of our taxable year, we must also satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by "real estate assets" which means (1) real property (including interests in real property and interests in mortgages on real property), (2) shares in other REIT's (3) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, and (4) cash, cash items (including receivables) and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the total voting power of the outstanding securities of any one issuer nor 10% of the total value of the outstanding securities of any one issuer. We have satisfied these asset tests since December 31, 1993, and we will use our best efforts to continue to satisfy such tests in the future.

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

         Taxation of Non-U.S. Shareholders. The rules governing United States federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign shareholders (collectively, "Non-U.S. Shareholders") are complex and we will make no attempt herein to provide more than a summary of such rules. The Treasury Department issued new final regulations relating to withholding, information reporting and backup withholding on U.S. source income paid to foreign persons (including, for example, dividends we pay to our foreign shareholders). These regulations generally are effective with respect to payments made after December 31, 2000, subject to certain transition rules. We urge prospective investors to consult their own tax advisors as to the effect, if any, of the final regulations on their purchase, ownership and disposition of shares of common stock.

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

ITEM 2. PROPERTIES.

       The Inns. The following tables set forth certain information about our 124 operating Inns at December 31, 2001.

Jameson Inns
------------
                                    Year                              Number
                                   Opened/          Property            Of
                                  Expanded            Type          Guestrooms
                                  --------            ----          ----------
      ALABAMA:
       Albertville                  1994            Exterior            40
       Alexander City            1994/1995          Exterior            60
       Arab                         1995            Exterior            40
       Auburn                       1997            Exterior            40
       Bessemer                  1999/2000          Exterior            60
       Decatur                   1996/1999          Exterior            58
       Eufaula                      1996            Exterior            40
       Florence                  1996/1996          Exterior            63
       Greenville                   1996            Exterior            40
       Jasper                    1997/1998          Exterior            58
       Oxford (2)                   1997            Exterior            40
       Ozark                        1995            Exterior            39
       Prattville                1998/1999          Exterior            58
       Scottsboro                1998/2001          Exterior            60
       Selma                     1992/1995          Exterior            59
       Sylacauga                 1997/2001          Exterior            60
       Trussville                1998/1999          Exterior            60
       Tuscaloosa (1), (2)          1997            Exterior            40
                                                                       ---
          Subtotal (18 Inns)                                           915
                                                                       ===

     FLORIDA:
       Crestview                    2000            Interior            55
       Jacksonville                 2000            Interior            79
       Lake City                    1999            Interior            55
       Lakeland                     2000            Interior            67
       Ormond Beach                 2000            Interior            67
       Palm Bay                     2000            Interior            67
                                                                       ---
          Subtotal (6 Inns)                                            390
                                                                       ===

     GEORGIA:

       Albany                    1995/1996          Exterior            62
       Americus                1992/1993/1994       Exterior            77
       Bainbridge                1994/1995          Exterior            59
       Brunswick                 1995/1996          Exterior            60
       Calhoun                   1988/1994          Exterior            59
       Carrollton                1994/1995          Exterior            59
       Conyers                   1996/1999          Exterior            57
       Covington (3)                1990            Exterior            38
       Dalton                    1998/1999          Exterior            59
       Douglas                      1995            Exterior            40
       Dublin (1)                   1997            Exterior            40
       Eastman                      1989            Exterior            41
       Fitzgerald                   1994            Exterior            40
       Jesup                     1990/1991          Exterior            60
       Kingsland                    1998            Exterior            40

                                 Year                                  Number
                                Opened/              Property            Of
                               Expanded                Type          Guestrooms
                               --------                ----          ----------
       LaGrange                1996/1998             Exterior            56
       Macon                      1997               Exterior            40
       Newnan                     2000               Interior            67
       Perry                      1998               Exterior            40
       Pooler                     2000               Interior            55
       Rome                       1999               Interior            67
       Thomaston               1990/1996             Exterior            60
       Thomasville (1)            1998               Exterior            39
       Valdosta                1995/1995             Exterior            55
       Warner Robins              1997               Exterior            59
       Waycross                1993/1996             Exterior            60
       Waynesboro (3)             1996               Exterior            40
       Winder  (3)                1988               Exterior            39
                                                                      -----
          Subtotal (28 Inns)                                          1,468
                                                                      =====

     KENTUCKY

       Richmond                   2001               Interior            67
                                                                      =====

     LOUISIANA:

       Lafayette                  2001               Interior            79
       Shreveport                 2001               Interior            67
                                                                      -----
       W. Monroe (4)              2002                  --               --
          Subtotal (2 Inns)                                             146
                                                                      =====

     MISSISSIPPI:

       Grenada                    1999               Exterior            39
       Jackson                    2000               Interior            67
       Meridian                1999/1999             Exterior            59
       Pearl                      2000               Interior            67
       Tupelo                  1998/1998             Exterior            60
       Vicksburg               1999/1999             Exterior            59
                                                                      -----
          Subtotal (6 Inns)                                             351
                                                                      =====

     NORTH CAROLINA:
       Dunn (1)                   1998               Exterior            40
       Eden                       1998               Exterior            39
       Forest City             1997/1998             Exterior            59
       Goldsboro                  2000               Interior            67
       Greenville                 1998               Exterior            40
       Henderson                  2000               Interior            67
       Hickory                 1998/1999             Exterior            59
       Laurinburg                 1997               Exterior            40
       Lenoir                     1998               Exterior            39
       Roanoke Rapids             1998               Exterior            39
       Sanford                    1997               Exterior            40
       Smithfield                 1998               Exterior            40
       Wilson                     1997               Exterior            39
       Wilmington                 2001               Interior            67
                                                                      -----
          Subtotal (14 Inns)                                            675
                                                                      =====

                                       Year                            Number
                                      Opened/         Property           Of
                                     Expanded           Type         Guestrooms
                                     --------           ----         ----------

     SOUTH CAROLINA:
       Anderson                      1993/1994        Exterior            57
       Cheraw                        1995/1999        Exterior            57
       Duncan                          1998           Exterior            40
       Easley (2)                      1995           Exterior            40
       Gaffney                       1995/1997        Exterior            58
       Georgetown (2)                  1996           Exterior            40
       Greenwood                     1995/1996        Exterior            64
       Lancaster                     1995/2001        Exterior            62
       Orangeburg                    1995/2001        Exterior            56
       Seneca                        1996/2001        Exterior            60
                                                                       -----
          Subtotal (10 Inns)                                             534
                                                                       =====

     TENNESSEE:
       Cleveland                     1998/1999        Exterior            60
       Decherd                         1997           Exterior            40
       Columbia                        2000           Interior            55
       Gallatin                      1999/1999        Exterior            59
       Greenville                      2000           Interior            55
       Jackson                         2000           Interior            67
       Johnson City                    1997           Exterior            59
       Kingsport                       2000           Interior            55
       Oak Ridge                       1999           Interior            79
       Tullahoma                       1997           Exterior            40
       Alcoa                           2001           Exterior            67
                                                                       -----
          Subtotal (11 Inns)                                             636
                                                                       =====

     VIRGINIA:
       Harrisonburg                    2000           Interior            67
       Martinsville                    2000           Interior            55
                                                                       -----
          Subtotal (2 Inns)                                              122
                                                                       =====

     JAMESON INN TOTAL (98 Inns)                                       5,304
                                                                       =====

(1)  Land is subject to a ground lease.
(2)  An expansion of this Inn is planned for 2002.
(3)  Property is held for sale at December 31, 2001.
(4) Property is under construction at December 31, 2001 and is scheduled to open during 2002.

Signature Inns
--------------
                                                                        Number
                                      Year           Property             Of
                                     Opened            Type           Guestrooms
                                     ------            ----           ----------

 INDIANA:
   Indianapolis North                 1981           Interior             137
   Fort Wayne                         1982           Interior             102
   Castleton                          1983           Interior             125
   Lafayette                          1983           Interior             121
   Muncie                             1984           Interior             101
   Southport                          1985           Interior             101
   Indianapolis East                  1985           Interior             101
   Indianapolis West                  1985           Interior             101
   Kokomo (2)                         1986           Interior             101
   Evansville                         1986           Interior             125
   Terre Haute (3)                    1987           Interior             150
   Elkhart                            1987           Interior             125
   South Bend                         1987           Interior             123
   Carmel                             1997           Interior              81
                                                                        -----
     Subtotal (14 Inns)                                                 1,594
                                                                        =====


  OHIO:
   Cincinnati (North)                 1985           Interior             130
   Cincinnati (Northeast) (3)         1985           Interior              99
   Columbus                           1986           Interior             125
   Dayton                             1987           Interior             125
                                                                        -----
     Subtotal (4 Inns)                                                    479
                                                                        =====

  KENTUCKY:
   Florence                           1987           Interior             125
   Louisville South                   1988           Interior             119
   Louisville East (2)                1997           Interior             119
                                                                        -----
     Subtotal (3 Inns)                                                    363
                                                                        =====
  ILLINOIS:
   Normal                             1988           Interior             124
   Peoria (2)                         1988           Interior             124
   Springfield (1)                    1996           Interior             124
                                                                        -----
     Subtotal (3 Inns)                                                    372
                                                                        =====
  IOWA:
   Bettendorf                         1989           Interior             119
                                                                        =====

  TENNESSEE:
   Knoxville                          1989           Interior             124
                                                                        =====

  SIGNATURE INNS TOTAL (26 Inns)                                        3,051
                                                                        =====

      (1)   Land is subject to a ground lease.
      (2)   Operates as both a Best Western and a Signature Inn.
      (3)   Property is held for sale at December 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 2001 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         As of March 20, 2002, there were approximately 3,300 holders of record of our common stock and, we estimate, approximately 9,500 beneficial holders of our common stock.

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

                                               Jameson Common Stock(1)
                                          ---------------------------------
                                                                  Cash
                                                                Dividends
                                            High        Low     Per Share
                                            ----        ---     ---------
           2001
           ----
           First Quarter                   $ 7.50      $5.813     $.245
           Second Quarter                    7.55        6.25      .245
           Third Quarter                     7.39        6.00      .245
           Fourth Quarter                    6.65        3.28      .245

           2000
           ----
           First Quarter                     7.75        6.50      .245
           Second Quarter                  7.8125        6.50      .245
           Third Quarter                   8.3125       7.125      .245
           Fourth Quarter                  7.5625        5.50      .245

(1)      Our common stock trades on The Nasdaq National Market under the symbol
"JAMS."

         We intend to continue making regular quarterly distributions to our stockholders, although the amount of our regular quarterly dividend on our common stock has recently been reduced to $.05 per share and it is possible that if the results of operations continue to decline, the amount of the dividends declared and paid on our common stock may be further reduced or even eliminated. Our cash available for distribution is generally an amount equal to our net income from operations plus the amount of non-cash expenses we record, such as amortization, depreciation and stock compensation expenses, less amounts we believe should be retained for working capital purposes, debt service or anticipated capital expenditures. In recent years, our dividend distributions have exceeded our cash available for distribution.

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

         Historical financial and operating information includes all Inns owned by us, including both those under development as well as operating Inns; however, due to our development of new Jameson Inns, expansion of existing Jameson Inns, and sale of certain Jameson Inns, certain information may not be comparable between periods. Historical financial and operating information includes all Signature Inns owned by us. See Item 2. Properties. The historical financial data for Signature Inns was prepared from the audited financial statements and filings of Signature for each of the years in the period ended December 31, 1998. The information for the year ended December 31, 1999 assumes the Signature Inns were operated by Kitchin Hospitality for the entire year. Historical operating results, including net income, may not be comparable to future operating results.

                               JAMESON INNS, INC.
                         SELECTED FINANCIAL INFORMATION
          (dollars in thousands, except per share data, ADR and REVPAR)

                                            2001        2000        1999        1998        1997
                                            ----        ----        ----        ----        ----
Balance Sheet Data:
Investment in real estate (before
   accumulated depreciation)              $381,749    $372,415    $320,960    $168,880    $117,515

Net investment in real estate              329,874     334,091     296,583     152,125     104,931

Total assets                               339,361     346,725     322,852     156,329     107,606

Total mortgage debt                        227,063     207,145     173,958      53,697      29,625

Stockholders' equity                       106,615     126,741     136,303      98,869      75,161

                                          2001        2000        1999        1998        1997
                                          ----        ----        ----        ----        ----
Financial Data:

Lease revenues                          $ 43,611    $ 43,232    $ 34,669   $ 18,230     $12,966
Expenses:
  Depreciation                            19,517      14,620      10,397      5,636       3,898
  Property and other taxes and
    insurance expense                      5,320       4,541       3,186      1,524       1,107
  General and administrative
   expenses                                1,660       1,405       1,131        592         445
  (Gain) loss on disposal of
    furniture and equipment                   --          --         755        508         144
  (Gain) loss on sale of
    Real Estate                           (1,100)       (283)
  Write-off and amortization of
    offering costs                            --         176         100          -           -
  Loss on impairment of
    real estate                            2,110           -           -      2,507           -
                                        --------    --------    --------   --------     -------
Income from operations                    16,104      22,773      19,100      7,463       7,372
  Interest expense, net of
    amounts capitalized                   18,864      14,942       8,429      1,656         778
  Other income                                33          48         100          -           -
                                        --------    --------    --------   --------     -------
Income (loss) before
  Extraordinary item                      (2,727)      7,879      10,771      5,807       6,595
Extraordinary loss                           341          88           -        134         689
                                        --------    --------    --------   --------     -------

Net income (loss)                         (3,068)      7,791      10,771      5,673       5,906

Preferred stock dividends                  6,669       6,696       5,387      2,788           -
                                        --------    --------    --------   --------     -------
Net income (loss) attributable to
    common stockholders                   (9,737)      1,095       5,383      3,485       5,906
Basic earnings before
  extraordinary item                       (0.84)       0.11        0.51       0.37        0.72
Diluted earnings before
  extraordinary item                       (0.84)       0.10        0.51       0.36        0.70
Basic earnings per
  Common share                             (0.87)       0.10        0.51       0.36        0.64
Diluted earnings per
  Common share                             (0.87)       0.10        0.51       0.35        0.63
Dividends paid per
  Common share                              0.98        0.98        0.97       0.94        0.90
Cash flow provided by
  operating activities                    17,528      37,201      23,203     13,845      11,911
Cash flow used in
  investing activities                   (16,311)    (51,818)    (40,228)   (55,845)    (37,362)
Cash flow provided by
  financing activities                     1,563      14,063      19,056     42,161      25,581

                                           2001          2000      1999       1998       1997
                                           ----          ----      ----       ----       ----

         Other Data:
         Funds from operations (1)          $11,328    $16,016    $16,658    $ 12,270   $ 10,637

         Ratio of earnings to fixed
           charges and preferred stock
           dividends (2)                       0.62       0.98       1.25        1.50       5.21

         ----------------------------------------------------------------------------------------

Jameson Inns:                                   2001         2000         1999         1998        1997
                                                ----         ----         ----         ----        ----
Occupancy rate                                  54.8%        57.1%        60.0%        61.7%       64.9%

ADR                                        $    56.52   $    54.92   $    53.05   $    50.60    $  47.25

REVPAR                                     $    30.99   $    31.34   $    31.84   $    31.21    $  30.68

Room Revenues (3)                          $   61,042   $   53,989   $   48,358   $   38,787    $ 27,588

Room nights available                       1,939,578    1,688,485    1,485,849    1,216,998     878,056

Operating Inns (at period end)                     98          104           88           81          62

Rooms available (at period end)                 5,304        5,300        4,241        3,748       2,924

                                                   2001          2000      1999 (4)      1998 (4)       1997 (4)
                                                   ----          ----      --------      --------       --------
Signature Inns:

Occupancy rate                                     48.2%         55.9%         57.9%         61.5%          64.0%

ADR                                          $    62.89    $    64.81    $    63.41    $    61.48     $    58.68

REVPAR                                       $    30.30    $    36.21    $    36.73    $    37.81     $    37.53

Room Revenues (3)                            $   35,165    $   42,107    $   42,817    $   43,971     $   42,960

Room nights available                         1,113,615     1,116,674     1,116,535     1,114,960      1,080,263

Operating Inns (at period end)                       26            26            26            26             26

Rooms available (at period end)                   3,051         3,051         3,059         3,059          3,059

__________

(1) In October 1999, NAREIT issued clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of operating property will continue to be excluded from the calculation of

          FFO. Funds from operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of Jameson's cash needs. Funds from operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity.

     (2) For purposes of computing these ratios, earnings have been calculated by adding fixed charges (excluding capitalized interest and preferred stock dividends) to income before extraordinary item. Fixed charges consist of interest costs whether expensed or capitalized, amortization of debt discounts and issue costs whether expensed or capitalized and preferred stock dividends in applicable periods. Jameson paid preferred stock dividends in 2001, 2000, 1999 and 1998. There were deficiencies in the amounts of earnings available to cover fixed charges, as defined, in the amounts of $400,000 in 2000 and $9.8 million in 2001.

     (3) The master leases between Jameson and Kitchin Hospitality with regard to the Jameson Inns and the Signature Inns define "Room Revenues" to include gross room rentals, revenues from telephone charges, vending machine payments and other miscellaneous revenues and excludes all credits, rebates and refunds, utility surcharges, sales taxes and other excise taxes.

     (4) Assumes that the Signature Inns were owned as of January 1 of the respective year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion in conjunction with our historical consolidated financial statements and those of Kitchin Hospitality and the accompanying notes which are included in this report.

General

          The following table shows certain historical financial and other information for the years indicated.

                                                        Year Ended December 31

Jameson and Signature Combined Brands           2001            2000            1999
                                                ----            ----            ----
Occupancy rate                                      52.4%           56.6%           60.0%

ADR                                          $     58.66     $     58.81     $     56.36

REVPAR                                       $     30.74     $     33.28     $     33.83

Room rentals (000s)                          $    93,844     $    93,352     $    74,246

Other Inn revenues (000s)                    $     2,363     $     2,744     $     2,181

Room Revenues (000s)                         $    96,207     $    96,096     $    76,427

Room nights available                          3,053,193       2,805,159       2,194,613

Operating Inns (at period end)                       124             130             114

Rooms available (at period end)                    8,355           8,351           7,300

          We have grown from a hotel chain with four Jameson Inns at January 1, 1990, to 98 Jameson Inns and 26 Signature Inns in operation at December 31, 2001. In addition, we have one Jameson Inn under development.

From our inception in 1988 until December 31, 1993, we were engaged in the business of developing, owning and managing Jameson Inns. As part of our development activities, we engaged in development and construction of new Jameson Inns. On December 31, 1993, we reorganized by divesting ourselves of the subsidiary corporations through which we conducted our construction activities, securities brokerage activities and aviation operations. In addition, we transferred our outdoor advertising business to Kitchin Hospitality's predecessor. We no longer manage or operate our Inns upon their completion, but limit our primary activities to developing and owning the properties. Effective January 1, 1994, our primary source of revenue became lease payments by Kitchin Hospitality which leases and operates our Inns under the master leases.

     Effective April 2, 1999, our subsidiary, Jameson Outdoor Advertising Company, acquired certain assets of Kitchin Hospitality consisting of billboards, ground leases for the sites on which the billboards are erected and other related assets. As consideration for these assets we issued 72,727 shares of our Series A preferred stock, paid cash in the amount of $400,000 and assumed liabilities in the amount of approximately $700,000. We obtained an opinion from Interstate/Johnson Lane Corporation that the terms of the transaction were fair from a financial standpoint to us and to our shareholders. In order to maintain our REIT status, these assets are leased to and operated by Kitchin Hospitality which pays us annual rentals on each of the billboards. Rental payments from these assets totaled approximately $734,000 in 2001 and $680,000 in 2000.

     On May 7, 1999, we merged with Signature Inns, Inc. which owned and operated a chain of limited service hotels in the Midwest. In this merger, we acquired 25 Signature Inns and an interest in a limited partnership which owned an additional Signature Inn. In December 1999, we acquired the outstanding limited partnership interest in that partnership, dissolved the partnership and took direct ownership of the hotel property. As a result of these transactions, at December 31, 2001, we owned a total of 26 Signature Inns located in six midwestern states. All of the Signature Inns are also leased to Kitchin Hospitality.

     Although room revenues are earned by our lessee, Kitchin Hospitality, not by us, they are the basis upon which the percentage rent paid to us by Kitchin Hospitality (under the Jameson Lease) is determined and, accordingly, we discuss those revenues below. The term "Same Inn Room Revenues" refers to revenues earned with respect to our Inns which were operating during all of both comparison periods and includes revenues attributable to rooms added to our existing Inns by virtue of expansion of such Inns.

     The master leases provide for the payment of base rent and percentage rent. For the year ended December 31, 2001, we earned a combined base rent and percentage rent in the aggregate amount of $28.1 million from rental of Jameson Inns and $14.7 million from rental of Signature Inns. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our operating Inns' occupancy, ADR and REVPAR is appropriate for understanding our lease revenue (see --Funds from Operations; Cash Available for Distribution, below, for the calculation of ADR and REVPAR).

     We also continue to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider any such alternatives.

Results of Operations

     Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

     For fiscal 2001, we earned base rent and percentage rent in the aggregate amount of $42.9 million. Our lease revenue for 2001 increased $0.3 million as compared to fiscal 2000. This was due to the following factors:

     . Lease revenues earned from the Signature Inns decreased approximately $2.4 million in 2001 versus 2000 due to a decline in the occupancy rate from 55.9% in 2000 to 48.2% in 2001 and a 3% decrease in 2001 in the average daily rate charged for rooms ($62.89 for 2001 compared to $64.81 for 2000).

     . Lease revenues earned from the Jameson Inns increased approximately $2.7 million in 2001 as compared to 2000, due to an increase in available rooms during 2001. One new Jameson property was opened during the third quarter 2001, and 22 new Jameson Inns were completed during 2000. The increase in the number of rooms due to the opening of new Inns was offset partially by the sale of eleven Jameson Inns during 2001.

     . A softening U.S. economy during 2001 along with the dramatic effect of the September 11, 2001 terrorist attacks resulted in an unprecedented slowdown in travel and demand for hotel rooms generally.

     Additionally, we received $734,000 in billboard lease rentals during 2001, compared to $680,000 in 2000.

     Our property and other taxes and insurance expenses totaled $5.3 million in 2001, compared with $4.5 million for 2000. The increase is attributable primarily to the increase in the number of operating Jameson Inns subsequent to December 31, 2000.

     Our depreciation expense increased from $14.6 million in 2000 to $19.5 million in 2001, due primarily to an increase in the number of operating Jameson Inns subsequent to December 31, 2000 and on the increase in capital expenditures on the inns subsequent to December 31, 2000.

     Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expenses for 2001 increased to $1.7 million as compared to $1.4 million in 2000 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality's.

     During 2001 we experienced a negative net impact on our earnings of approximately $1,011,000 with respect to properties sold or held for sale. This was comprised of a $2,110,000 loss on impairment of real estate related to seven of our properties, a net gain of $903,000 upon the sale of five other hotel properties, and a net gain of $197,000 in connection with the sale of a tract of land during 2001. In February 2000, we sold the Jameson Inn in Clinton, Tennessee and recorded a loss of $37,000.

     Our interest expense increased from $14.9 million in 2000 period to $18.9 million in 2001. This was the result of higher average principal indebtedness outstanding related primarily to the opening of new Jameson Inns subsequent to December 31, 2000, and a slightly higher average effective interest rate for 2001 as compared to 2000.

     Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

     Our lease revenue for 2000 increased 24.6% to $42.6 million as compared to $34.2 million for 1999. The increase was due to an increase in Kitchin Hospitality's room revenues.

     As a result of the following three factors, Kitchin Hospitality's room revenues rose 25.7%, from $76.4 million for 1999 to $96.1 million in 2000:

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

          . additional competition in certain markets in which are Inns are located, and

          . the impact from our recently opened larger interior-corridor properties which achieved start-up occupancies which are lower than our mature hotel properties.

     .    The ADR for all Inns increased 4.3% from $56.36 in 1999 to $58.81 in
          2000.

     Kitchin Hospitality's Same Inn Room Revenues for Jameson Inns for 2000 compared to 1999 declined to $43.9 million from $44.1 million due to a decrease in the occupancy rate of these Inns from 61.2% in 1999 to 59.2% in 2000, partially offset by an increase in ADR from $52.93 to $54.23 for these Inns and the expansion of one of these Inns since January 1999

     Revenue from the rental of billboards increased from $474,000 in 1999 to $680,000 in 2000, reflecting a full twelve months of lease rentals. The billboards were acquired in April of 1999.

     Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office. Our general and administrative expense for 2000 was $1.4 million, as compared to $1.1 million for 1999, due to additional costs resulting from our increased size and more time spent by shared employees on our business matters as compared to Kitchin Hospitality's.

     Our property and other taxes and insurance expenses totaled $4.5 million in 2000, compared with $3.2 million for 1999. The increase is attributable primarily to the increase in the number of Inns as a result of the Signature acquisition in May 1999, the construction and expansion of Jameson Inns and an increase in franchise taxes of $147,000.

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

             Funds From Operations; Cash Available For Distribution

     The following table illustrates our calculation of funds from operations and cash available for distribution on a historical basis for the years ended December 31, 2001, 2000 and 1999.

                                                                Year Ended December 31,
                                                                -----------------------
                                                              2001      2000        1999
                                                              ----      ----        ----
                                                                 (dollars in thousands)
Net income (loss) available to common stockholders         ($ 9,737)  $ 1,095    $ 5,383

Add (subtract):

  Depreciation expense                                       19,517    14,620     10,396

  Adjustment for equity share of hotel limited
    partnership                                                   -         -         24

  Amortization of offering costs                                  -       176          -

  (Gain) Loss on disposals                                               (903)             37             755

  Write-off of offering costs                                               -               -             100

  Extraordinary item                                                      341              88               -

  Loss on impairment of real estate                                     2,110               -               -
                                                                      -------         -------        --------

Funds from operations                                                  11,328          16,016          16,658

Add:
  Loan fee amortization expense                                           751             597             228

Less:
  Additions to reserve for furniture, fixtures and
    equipment (1)                                                      (3,848)         (3,844)         (3,057)

  Required loan principal repayments                                   (6,144)         (5,288)         (2,365)
                                                                      -------         -------        --------
Cash available for distribution                                       $ 2,087         $ 7,481        $ 11,464
                                                                      =======         =======        ========

___________
(1) This amount equals 4% of the room revenues of our Inns for the respective period.

Liquidity and Capital Resources

         We generated $17.6 million of cash from operations during 2001. Our principal sources of liquidity are:

            .    our funds generated from operations,
            .    existing cash on hand,
            .    the remaining availability under the construction loans,
            .    proceeds from the refinancing of Inns with increased
                 borrowing capacity, and
            .    net proceeds from the sale of our properties held for sale.

         These funds are used to meet the future financing needs for the properties under construction and expansion, the refurbishing costs of our existing Inns, and certain other operating needs including the payment of dividends and other operating expenses. As a REIT, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to a REIT under the Internal Revenue Code. We expect to fund these distributions through cash generated from operations, existing cash on hand and external borrowings.

         Our net cash used in investing activities for 2001 totaled $16.3 million. We received net cash proceeds totaling $14.2 million from the sale of eleven Inns and a parcel of land. Proceeds from these asset sales were primarily used to retire debt. Additions to property and equipment totaled $30.5 million for 2001 as compared to $53.9 million in 2000. Included in additions to property and equipment are capital expenditures for existing Inns refurbishing and renovations of approximately $8.6 million for 2001 as compared to $5.2 million for 2000. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, and possibly from additional borrowings. These capital expenditures are in addition to amount spent on normal repairs and maintenance, which are paid for by the lessee Kitchin Hospitality, LLC. The remaining $22.1 million is due primarily to the opening of five new Inns and expansions of five Inns in 2001.

         Our net cash provided by financing activities during 2001 totaled $1.6 million. This amount included the payment of distributions to common and preferred shareholders of $18.1 million, net proceeds from our Dividend

Reinvestment Plan of $.7, proceeds from mortgage notes net of repayments of $27.7 million, and scheduled long-term debt payments of $6.1 million.

         We expect to selectively continue to develop additional Jameson Inns and to expand existing Jameson Inns, as suitable opportunities arise and if adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of any new Inns entirely with bank borrowings. While we believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth.

         At December 31, 2001 the Company had total indebtedness of $227 million. Of this amount, approximately $200 million is variable rate debt adjustable during 2002, which primarily consists of individual property mortgages that adjust one time per year and are based off of the prime rate or U.S. Treasury rate. Most of the debt that adjusts during 2002 will be fixed for twelve months following the adjustment dates.

         During 2001, the Company entered into multiple interest rate cap agreements on $109 million of outstanding indebtedness. These interest rate cap agreements limit the Company's exposure to increases in the prime rate above specified cap rates, for one-year periods commencing on the interest rate readjustment dates shown below. The agreements do not prevent the Company from benefiting from further decreases, if any, in the prime rate. The Company incurs interest on most of its indebtedness at a variable rate generally tied to the prime rate of interest on the applicable yearly adjustment dates.

                                         Debt Amount
                Adjustment Date         (in millions)     Cap Rate
                ---------------         -------------     --------

             April 1, 2002                $   38.0          5.75%
             July 1, 2002                 $   53.0          6.25%
             October 1, 2002              $   18.0          6.25%
                                          --------
                  Total                   $  109.0
                                          ========

         As of December 31, 2001, we had one Jameson Inn under construction with total remaining construction costs, excluding land and closing costs, expected to total $4.0 million when the project is complete. For this property, we had obtained a commitment of $2.6 million, all of which was available at December 31, 2001. The four expansions under construction at December 31, 2001 are expected to total $3.4 million when the projects are complete. We have obtained construction loan commitments of $2.9 million, with remaining availability of $2.9 million at December 31, 2001. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Lines and proceeds from the refinancing of Inns with increased borrowing capacity. We are also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

         In January 1997, we filed a shelf registration statement on Form S-3 with the SEC to provide additional financing. In September 1999, we filed a post-effective amendment to that registration statement. See Item 1. Business--Policies and Objectives with Respect to Certain Activities--Financing for a description of the registration statement and post-effective amendment.

         In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but they may include our common stock as well. As of December 31, 2001, no shares have been repurchased under the program.

         We have four stock incentive plans in place. As of December 31, 2001, 1,422,379 shares of our common stock were reserved for issuance, including 100,942 available for future option grants and restricted stock grants under the 1993 and 1996 plans. Options to purchase 1,019,433 shares of our common stock were outstanding (including 615,443 which were exercisable). In addition, as of December 31, 2001, 502,570 shares of our common stock issued to certain key employees of Jameson and Kitchin Hospitality are restricted as to sale until vested in 2006 through 2010.

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

Inflation

         Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited, and may in the future limit, Kitchin Hospitality's ability to raise rates in the face of inflation.

Critical Accounting Policies

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions (see note 1 to the consolidated financial statements). We believe that of our significant accounting policies (see note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Impairment of real estate assets

         Whenever events or changes in circumstances indicate that the carrying values of our property and equipment may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $2.1 million of impairment losses. We did not recognize any impairment losses in 2000 or 1999.

         We review long-lived assets for impairment when the current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows. We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the economy and improvements in demand for lodging in our markets; if actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis.

Overhead Allocation from Kitchin Hospitality

         Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee's time and various other costs. Kitchin Hospitality charged the Company $875,000, $962,000, and $417,000 in 2001, 2000 and 1999,
respectively of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement.

Accrued Expenses

         The Company relies on various estimates to determine the amounts that are recorded as accrued expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding this, to the extent that it is relevant to our business, is included in Item 1 of this report under the caption "Risk Factors - Interest Rate Increases Could Increase Our Cost of Current and Future Debt" and in Item 7 under the caption "Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are indexed in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2002 annual meeting under the headings "Proposal One -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2002 annual meeting under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2002 annual meeting under the heading "Principal Stockholders and Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2002 annual meeting under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   1.  Financial Statements of Jameson Inns, Inc.

         Report of Independent Auditors                                     F-1

        Consolidated Balance Sheets as of December 31, 2001 and 2000                                         F-2

        Consolidated Statement of Operations for each of the three years ended
        December 31, 2001, 2000 and 1999                                                                     F-3

        Consolidated Statements of Stockholders' Equity for each of the three years ended December 31,
        2001, 2000 and 1999                                                                                  F-4

        Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, 2000
        and 1999                                                                                             F-5

        Notes to Consolidated Financial Statements                                                           F-6

                 2.       Financial Statement Schedules of Jameson Inns, Inc.

        Report of Independent Auditors                                                                       F-23

        Schedule III--Real Estate and Accumulated Depreciation                                               F-24

        Notes to Schedule III                                                                                F-27

                 3.       Financial Statements of Kitchin Hospitality, LLC

        Report of Independent Auditors                                                                       F-28

        Consolidated Balance Sheets as of December 31, 2001, and 2000                                        F-29

        Consolidated Statements of Income for each of the three years ended December 31, 2001, 2000 and
        1999                                                                                                 F-30

        Consolidated Statements of Members' Capital (Deficit) for each of the three years ended
        December 31, 2001, 2000 and 1999                                                                     F-31

        Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, 2000      F-32
        and 1999

        Notes to Consolidated Financial Statements                                                           F-33

         (b)      Reports on Form 8-K

         Three reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.On October 25, 2001 Jameson filed an 8-K reporting that on October 24, 2991 Jameson Inns, Inc. issued a press release announcing that it had entered into multiple agreements to cap interest rate exposure on approximately $109 million of mortgage indebtedness through October 2003. On November 16, 2001, Jameson filed an 8-K reporting that on November 14, 2001, Jameson Inns, Inc. issued a press release announcing its operating results for the third quarter ended September 30, 2001. On December 14, 2001, Jameson filed an 8-K reporting that on December 14, 2001, Jameson Inns, Inc. issued a press release announcing the declaration of dividends on its Series A Preferred Shares and Series S Preferred Shares for the fourth quarter ended December 31, 2001.

     (c)  1.   The following exhibits are filed as part of this Annual Report or incorporated herein by reference:


           Exhibit
           Number    Description
           ------    -----------

               1.1 -- Sales Agency Agreement by and among Jameson
                      Inns, Inc., RGC Brinson Patrick, a division of Ramius Securities, LLC, and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC), dated September 3, 1999, incorporated by reference to
                      Exhibit 1.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

               3.1-- Amended and Restated the Articles of Incorporation of the Registrant, as further amended through May 6, 1999

               3.2 -- Restated Bylaws of the Registrant

               4.1 -- Specimen certificate of Common Stock
                      incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (File No. 33-71160)

               4.2 -- Specimen certificate of 9.25% Series A
                      Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration
                      Statement on Form 8-A filed March 13, 1998 (File No.000- 23256)

               4.3 -- Specimen certificate of $1.70 Series S
                      Cumulative Convertible Preferred Stock
                      incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

              10.1 -- Master Lease Agreement (relating to Jameson
                      Inns) incorporated by reference to Exhibit
                      10.1to the Annual Report on Form 10-K for the year ended December 31, 1993

              10.2 -- Amendment No. 1 to Master Lease Agreement
                      (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

              10.3 -- Amendment No. 2 to Master Lease Agreement
                      (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

              10.4 -- Amendment No. 3 to Master Lease Agreement
                      (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

               10.5 -- Amendment No. 4 to Master Lease Agreement
                       (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

               10.6 -- Amendment No. 5 to Master Lease Agreement
                       (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

               10.7 -- Schedule of documents substantially similar
                       to Exhibit 10.1 incorporated by reference to
                       Exhibit 3.7 to the Registration Statement on
                       Form S-4, File No. 333-74149

               10.8 -- Schedule of documents substantially similar
                       to Exhibit 10.6 incorporated by reference by
                       Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

               10.9 -- Amendment No. 8 to the Master Lease (relating
                       to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to
                       Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

              10.10 -- Schedule of documents substantially similar
                       to 10.9, incorporated by reference to Exhibit
                       10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

              10.11 -- Amendment No. 9 to the Master Lease (relating to
                       Jameson Inns) between Jameson Inns, Inc. and
                       Jameson Alabama, Inc. as lessor, and Kitchin
                       Hospitality, LLC, incorporated by reference to
                       Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

              10.12 -- Schedule of documents substantially similar
                       to 10.11, incorporated by reference to Exhibit
                       10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

              10.13 -- Master Lease Agreement (relating to Signature
                       Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

              10.14 -- Amendment No. 1 to Master Lease Agreement
                       (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

              10.15 -- Cost Reimbursement Agreement between Jameson Inns,
                       Inc. and Kitchin Hospitality, LLC (formerly
                       Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

           10.16 -- Form of Construction Contract between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.17 -- Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

           10.18 -- Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit
                    10.23 to the Registration Statement on Form S-11, File No. 33-71160

           10.19 -- Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.20 -- 1994 Amendment to Jameson 1993 Stock Incentive Planincorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.21 -- Amendment No. 3 to Jameson 1993 Stock Incentive Planincorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.22 -- Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.23 -- Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.24 -- Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

           10.25 -- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit
                    10.25 to the Registration Statement on Form S-11, File No. 33-71160

           10.26 -- Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit
                    10.26 to the Registration Statement on Form S-11, File No. 33-71160

           10.27 -- Form of Indemnification agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to
                    Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

           10.28 -- Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

           10.29 -- Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit
                    10.21 to the Annual Report on Form 10-K for the year ended December 31, 1993

           10.30 -- Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to
                    Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.31 -- Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to
                    Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1995

           10.32 -- Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

           10.33 -- Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns., Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

           10.34 -- Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

           10.35 -- Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One

                       Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns, Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

              10.36 -- Schedule of documents substantially similar to Exhibit
                       10.35 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

              10.37 -- Loan Agreement dated as of September 27, 2000, between
                       Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.38 -- Loan Agreement dated September 27, 2000, between Jameson
                       Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.39 -- Loan Agreement dated December 27, 2000, between Jameson
                       Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for

                       $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.40 -- Schedule of documents substantially similar to Exhibit
                       10.39 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.41 -- Open-end Mortgage dated May 16, 2001 between Jameson
                       Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit
                       10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.42 -- Real Estate Mortgage dated March 28, 2001 between Jameson
                       Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.43 -- Schedule of documents substantially similar to Exhibit
                       10.42 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

              10.44 -- Loan Agreement dated March 8, 2001, between Jameson
                       Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc.

              10.45 -- Schedule of documents substantially similar to Exhibit
                       10.42

              10.46 -- Schedule of documents substantially similar to Exhibit
                       10.38

              10.47 -- Business Loan Agreement dated March 30, 2001, between
                       Jameson Inns, Inc. and First Midwest Bank, National Association, Moline, Illinois, for Signature Inns, Bettendorf, Iowa; Mortgage; Assignment of Rents; Subordination, Nondisturbance and Attornment Agreement; and Promissory Note for $3,000,000

              10.48 -- Employment Contract with Thomas W. Kitchin dated November
                       29, 2001 incorporated by reference to Exhibit 99(d)(4) to the Schedule TO filed with the SEC on March 20, 2002

              10.49 -- Employment Contract with Craig R. Kitchin dated November
                       29, 2001 incorporated by reference to Exhibit 99(d)(5) to the

                       Schedule TO filed with the SEC on March 20, 2002

              10.50 -- Employment Contract with William D. Walker dated November
                       29, 2001 incorporated by reference to Exhibit 99(d)(6) to the Schedule TO filed with the SEC on March 20, 2002

              10.51 -- Employment Contract with Steven A. Curlee dated November
                       29, 2001 incorporated by reference to Exhibit 99(d)(7) to the Schedule TO filed with the SEC on March 20, 2002

              10.52 Employment Contract with Martin D. Brew dated November 29, 2001 incorporated by reference to Exhibit 99(d)(8) to the Schedule TO filed with the SEC on March 20, 2002

               21.1 -- Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2000

               23.1 -- Consent of Ernst & Young LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 25, 2002.

                                     JAMESON INNS, INC.


                                     By:      /s/ Craig R. Kitchin
                                         ---------------------------------------
                                              Craig R. Kitchin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 NAME                                     TITLE                              DATE
                 ----                                     -----                              ----
/s/ Thomas W. Kitchin                       Chairman of the Board of Directors,    March 25, 2002
------------------------------------        Chief Executive Officer (principal
Thomas W. Kitchin                           executive officer)

/s/ Craig R. Kitchin                        President and Chief Financial          March 25, 2002
------------------------------------        Officer (principal financial officer)
Craig R. Kitchin

/s/ Martin D. Brew                          Treasurer and Corporate Controller     March 25, 2002
------------------------------------        (principal accounting officer)
Martin D. Brew

/s/ Robert D. Hisrich                       Director                               March 25, 2002
------------------------------------
Robert D. Hisrich

/s/ Michael E. Lawrence                     Director                               March 25, 2002
------------------------------------
Michael E. Lawrence

/s/ Thomas J. O'Haren                       Director                               March 25, 2002
------------------------------------
Thomas J. O'Haren

                         Report of Independent Auditors

The Board of Directors
Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

February 10, 2002
Atlanta, Georgia

                               Jameson Inns, Inc.
                           Consolidated Balance Sheets


                                                                                December 31
                                                                         2001                 2000
                                                                      ------------         ------------
Assets
Operating property and equipment                                      $371,934,704         $365,243,811
Property and equipment held for sale                                     9,813,893            7,171,688
Less accumulated depreciation                                          (51,874,113)         (38,324,641)
                                                                      ------------         ------------
                                                                       329,874,484          334,090,858

Cash                                                                     4,755,991            1,976,592
Restricted cash                                                            648,924              636,126
Receivable from affiliate                                                   87,037                    -
Deferred finance costs, net                                              3,555,207            3,690,409
Other assets                                                               439,553              549,382
                                                                      ------------         ------------
                                                                      $339,361,196         $340,943,367
                                                                      ============         ============

Liabilities and stockholders' equity
Mortgage notes payable                                                $227,062,652         $207,145,362
Accounts payable and accrued expenses                                      467,859              553,443
Payable to affiliate                                                             -            1,038,252
Accrued interest payable                                                 1,381,984            1,461,280
Accrued property and other taxes                                         2,166,105            2,336,416
Preferred stock dividends payable                                        1,667,190            1,667,183
                                                                      ------------         ------------
                                                                       232,745,790          214,201,936

Stockholders' equity:
    Preferred stock, 1,272,727 shares authorized, 9.25%
      Series A cumulative preferred stock, $1 par value,
      liquidation preference $25 per share, 1,272,727 shares
      issued and outstanding                                             1,272,727            1,272,727
    Preferred stock, 2,256,000 shares authorized, 8.5%
      Series S cumulative convertible preferred stock,
      $1 par value, liquidation preference $20 per share,
      2,191,500 shares issued and outstanding                            2,191,500            2,191,500
    Common stock, $.10 par value, 40,000,000 shares
      authorized, 11,729,907 shares (11,554,238 in 2000)
      issued and outstanding                                             1,172,991            1,155,424
    Additional paid-in capital                                         103,005,179          123,148,771
    Retained deficit                                                    (1,026,991)          (1,026,991)
                                                                      ------------         ------------
Total stockholders' equity                                             106,615,406          126,741,431
                                                                      ------------         ------------
                                                                      $339,361,196         $340,943,367
                                                                      ============         ============



See accompanying notes.

                               Jameson Inns, Inc.
                      Consolidated Statements of Operations



                                                                              Year ended December 31
                                                                    2001                2000                1999
                                                                 -----------         -----------         -----------
Lease revenue                                                    $43,610,912         $43,231,727         $34,668,532

Expenses:
    Property and other taxes                                       4,340,345           3,670,841           2,634,056
    Insurance                                                        979,200             869,601             566,351
    Depreciation                                                  19,517,341          14,619,521          10,396,468
    General and administrative expenses                            1,659,421           1,405,343           1,116,520
    (Gain) loss on disposal of real estate                          (902,791)             37,317             755,214
    Gain on sale of land                                            (196,728)           (320,575)                  -
    Amortization of offering costs                                         -             176,281              99,724
    Loss on impairment of real estate                              2,110,000                   -                   -
                                                                 -----------         -----------         -----------
Total expenses                                                    27,506,788          20,458,329          15,568,333
                                                                 -----------         -----------         -----------
Income from operations                                            16,104,124          22,773,398          19,100,199
Interest expense, net of capitalized amounts                      18,864,252          14,942,749           8,429,007
Equity in income of hotel limited partnership                              -                   -              75,462
Other income                                                          32,592              48,085              23,913
                                                                 -----------         -----------         -----------
(Loss) income before extraordinary loss                           (2,727,536)          7,878,734          10,770,567
Extraordinary loss-early extinguishment of debt
                                                                     341,081              87,816                   -
                                                                 -----------         -----------         -----------
Net (loss) income                                                 (3,068,617)          7,790,918          10,770,567
Less preferred stock dividends                                     6,668,739           6,696,144           5,387,248
                                                                 -----------         -----------         -----------
Net (loss) income attributable to common stockholders            $(9,737,356)        $ 1,094,774         $ 5,383,319
                                                                 ===========         ===========         ===========


Per common share:
    (Loss) income before extraordinary loss:
      Basic                                                      $     (0.84)        $       .11         $       .51
      Diluted                                                    $     (0.84)        $       .10         $       .51
    Net (loss) income:
      Basic and diluted                                          $     (0.87)        $       .10         $       .51



See accompanying notes.

                               Jameson Inns, Inc.
                 Consolidated Statements of Stockholders' Equity


                                          Preferred     Preferred
                                            Stock         Stock        Common        Contributed       Retained        Stockholders'
                                           Series A     Series S        Stock          Capital          Deficit          Equity
                                         -----------   ----------    ----------      ------------     -----------      -------------
Balance at January 1, 1999                $1,200,000   $             $  989,581      $ 97,705,947     $(1,026,991)     $ 98,868,537
   Issuance of preferred and common
     stock, net of offering expense           72,727    2,256,000       117,341        39,585,070               -        42,031,138
   Exercise of stock options                       -            -         1,501           100,302               -           101,803
   Vesting of restricted stock grants              -            -           (28)           67,653               -            67,625
   Common stock dividends ($.97 per
     share)                                        -            -             -        (4,072,307)     (6,077,070)      (10,149,377)
   Preferred stock dividends-Series S
     ($1.70 per share)                             -            -             -                 -      (2,486,112)       (2,486,112)
   Preferred stock dividends -
     Series A ($2.31 per share)                    -            -             -          (693,751)     (2,207,385)       (2,901,136)
   Net income                                      -            -             -                 -      10,770,567        10,770,567
                                          ----------   ----------    -----------     ------------     -----------      ------------
Balance at December 31, 1999               1,272,727    2,256,000     1,108,395       132,692,914      (1,026,991)      136,303,045
   Issuance of common stock, net of
     offering expense                              -            -         7,211           492,658               -           499,869
   Vesting of restricted stock grants              -            -        33,110           271,066               -           304,176
   Conversion of Series S Preferred
     Stock                                         -      (64,500)        6,708          (143,771)              -          (201,563)
   Common stock dividends ($.98 per
     share)                                        -            -             -       (10,164,096)     (1,094,774)      (11,258,870)
   Preferred stock dividends-Series S
     ($1.70 per share)                             -            -             -                 -      (3,557,370)       (3,557,370)
   Preferred stock dividends -
     Series A ($2.31 per share)                    -            -             -                 -      (3,138,774)       (3,138,774)
   Net income                                      -            -             -                 -       7,790,918         7,790,918
                                          ----------   ----------    ----------      ------------     -----------      ------------
Balance at December 31, 2000               1,272,727    2,191,500     1,155,424       123,148,771      (1,026,991)      126,741,431
   Issuance of common stock                        -            -         8,847           659,584               -           668,431
   Vesting of restricted stock grants              -            -         8,720           330,748               -           339,468
   Common stock dividends ($.98 per
     share)                                        -            -             -       (21,133,924)      9,737,356       (11,396,568)
   Preferred stock dividends-Series S
     ($1.70 per share)                             -            -             -                 -      (3,725,558)       (3,725,558)
   Preferred stock dividends -
     Series A ($2.31 per share)                    -            -             -                 -      (2,943,181)       (2,943,181)
   Net loss                                        -            -             -                 -      (3,068,617)       (3,068,617)
                                          ----------   ----------    ----------      ------------     -----------      ------------
Balance at December 31, 2001              $1,272,727   $2,191,500    $1,172,991      $103,005,179     $(1,026,991)     $106,615,406
                                          ==========   ==========    ==========      ============     ===========      ============



See accompanying note

                               Jameson Inns, Inc.
                      Consolidated Statements of Cash Flows



                                                                                        Year ended December 31
                                                                            2001                 2000               1999
                                                                        ------------         ------------        ------------
Operating activities
Net (loss) income                                                       $ (3,068,617)        $  7,790,918        $ 10,770,567
Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
     Extraordinary loss                                                      341,081               87,816                   -
     Depreciation and amortization                                        20,268,543           15,216,932          10,624,136
     Equity in income of hotel limited partnership                                 -                    -             (75,462)
     Amortization of offering costs                                                -              176,281              99,724
     (Gain) loss on disposal of property and equipment                    (1,099,519)            (283,258)            755,214
     Stock-based compensation expense                                        339,468              304,176              67,625
     Loss on impairment of real estate                                     2,110,000                    -                   -
     Changes in assets and liabilities increasing (decreasing)
       cash:
          Restricted cash                                                    (12,798)          11,980,356             882,592
          Other assets                                                       109,829              511,981            (894,526)
          Accounts payable and accrued expenses                              (85,584)            (715,891)            730,989
          (Payable) to/receivable from affiliate                          (1,125,289)           1,504,057             (46,160)
          Accrued interest payable                                           (79,296)             488,736              (7,893)
          Accrued property and other taxes                                  (170,311)             138,733             295,263
                                                                        ------------         ------------        ------------
Net cash provided by operating activities                                 17,527,507           37,200,837          23,202,069

Investing activities
Acquisition of Signature Inns and billboards, net                                  -                    -              92,092
Proceeds from disposition of land, property and equipment                 14,171,438            2,060,575           1,441,586
Additions to property and equipment                                      (30,482,886)         (53,878,540)        (41,761,690)
                                                                        ------------         ------------        ------------
Net cash used in investing activities                                    (16,311,448)         (51,817,965)        (40,228,012)

Financing activities
Common stock dividends paid                                              (11,396,568)         (11,258,870)        (10,149,377)
Preferred stock dividends paid                                            (6,668,739)          (6,723,556)         (4,386,403)
Proceeds from issuance of preferred and common stock,
   net of offering expense                                                   668,431              499,869             977,230
Proceeds from exercise of stock options                                            -                    -             101,803
Conversion of Series S preferred stock                                             -             (201,563)                  -
Proceeds from mortgage notes payable                                      53,798,529           75,711,945          62,003,310
Payment of deferred finance costs                                           (957,074)          (1,440,533)         (2,001,251)
Payoff of loans                                                          (27,737,431)         (37,236,734)        (27,488,737)
Payments on mortgage notes payable                                        (6,143,808)          (5,287,847)                  -
                                                                        ------------         ------------        ------------
Net cash provided by financing activities                                  1,563,340           14,062,711          19,056,575
                                                                        ------------         ------------        ------------

Net change in cash                                                         2,779,399             (554,417)          2,030,632
Cash at beginning of year                                                  1,976,592            2,531,009             500,377
                                                                        ------------         ------------        ------------
Cash at end of year                                                     $  4,755,991         $  1,976,592        $  2,531,009
                                                                        ============         ============        ============
Supplemental information

Interest paid, net of interest capitalized                              $ 18,280,209         $ 15,258,820        $  8,746,028
                                                                        ============         ============        ============
State income and franchise taxes paid                                   $    369,018         $    213,004        $     16,226
                                                                        ============         ============        ============


See accompanying notes.

                               Jameson Inns, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1. Business and Basis of Financial Statements

Jameson Inns, Inc. ("the Company") develops and owns limited service hotel properties (the "Inns") operating under the trademark "The Jameson Inn(R)." In addition, as a result of the Company's acquisition of Signature Inns, Inc. ("Signature") in May of 1999, the Company owns Inns in the Midwest operating under the trademark "Signature Inns(R)".

On May 7, 1999, the Company merged with Signature, a limited-service hotel company based in Indiana with Inns located in Midwestern states. Through the Signature merger, which was accounted for as a purchase business combination, the Company acquired 25 wholly-owned Signature Inns (2,978 available rooms) and a 40% general partnership interest in a limited partnership which owned one additional Signature Inn (81 available rooms). In December 1999 the Company acquired the remaining partnership interest in this partnership and took direct ownership of the hotel.

On April 2, 1999, the Company completed the acquisition of the outdoor advertising assets and certain related operations of Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) ("KH"). These assets consist of approximately 100 roadside billboards on which advertising for the Company's hotel properties and, in certain instances, other services or products for third parties, is placed.

At December 31, 2001, there were 98 Jameson Inns in operation in nine Southeastern states and 26 Signature Inns in operation in six Midwestern states, with a total of 8,355 rooms. In 2002, one additional Jameson Inns will be developed and four expansions of existing Jameson Inns are scheduled to be completed.

2. Accounting Policies

The Company has several business relationships with KH, including contracts to construct the new Inns (see Note 9), the lease to operate the Inns (see Note 5) and the lease to use the billboards for advertising. KH is wholly-owned by Thomas W. Kitchin, chairman and chief executive officer of the Company, and members of his family.

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

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

Property and Equipment

Costs incurred to acquire and open new Inn locations or to expand or renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs and real estate taxes. Interest costs of $490,411 and $1,686,879, were capitalized in 2001 and 2000, respectively.

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and three to five years (furniture, fixtures and equipment). Billboards are depreciated over ten years.

Deferred Finance Costs

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn. Amortization of deferred finance costs is included in interest expense in the consolidated statements of operations. Accumulated amortization totaled $1,487,577 and $963,600 as of December 31, 2001 and 2000, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such since January 1, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% (95% in 2000 and 1999) of its taxable income to its shareholders and satisfies certain other requirements defined in the Code.

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

See Note 6 for pro forma disclosures using the fair value method as described in Financial Accounting Standards Board Statement No. 123, Accounting and Disclosure for Stock-Based Compensation ("FAS 123").

Financial Instruments

The Company considers its cash, restricted cash and mortgage notes payable to meet the definition of financial instruments as prescribed by Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2001 and 2000, the carrying value of the Company's financial instruments approximated their fair value.

Restricted Cash

At December 31, 2001, the restricted cash balance is restricted under the requirements of various mortgage loan agreements.

Principles of Consolidation

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 2001, the Company had one wholly-owned and two 99.8%-owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company's Chairman and CEO and members of his family own the remaining 0.2% of these two subsidiaries.

For 1999, the equity in income in hotel limited partnership represents the Company's 40% general partnership interest in the Carmel, Indiana Signature Inn limited partnership. The investment was accounted for using the equity method of accounting whereby the Company recorded its proportionate share of the partnership's income. On December 28, 1999, the Company purchased the remaining 60% partnership interest.

Revenue Recognition

The Company recognizes lease revenues when they are earned.

Earnings Per Share

Net (loss) income attributable to common stock is reduced by all preferred stock dividends declared through the end of the period to derive net (loss) income attributable to common stockholders.

Basic earnings per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of Common Stock.

Diluted earnings per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding shares of Preferred Stock, outstanding restricted shares of Common Stock and outstanding stock options, using the treasury stock method and the average stock price during the period. For all periods presented, the potential conversion of the Convertible Series S Preferred Stock has been excluded from the dilutive earnings per share calculation as the effects of redemption would be antidilutive.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS No. 141"), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company's adoption of the standard on January 1, 2002, will have no effect to the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002 and is evaluating what impact, if any, SFAS No. 144 will have on its consolidated financial statements.

3. Property and Equipment

Property and equipment consists of the following at December 31:



                                                                  2001                  2000
                                                              ------------          ------------
        Land and improvements                                 $ 57,031,361          $ 58,922,401
        Buildings                                              261,929,180           253,407,237
        Furniture, fixtures and equipment                       47,433,597            42,816,001
        Billboards                                               2,779,505             2,783,076
        Construction in process                                  2,761,061             7,315,096
                                                              ------------          ------------
        Operating property and equipment                       371,934,704           365,243,811
        Property and equipment held for sale                     9,813,893             7,171,688
        Accumulated depreciation                               (51,874,113)          (38,324,641)
                                                              ------------          ------------
                                                              $329,874,484          $334,090,858
                                                              ============          ============


The Company recognizes impairment losses on long-lived assets used in operations or held for sale when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 2001, impairment losses of $2,110,000 were recognized. No impairment losses were recorded in 2000 or 1999.

During 2001, the Company considered disposing of some of its 40-room, exterior corridor Jameson Inn hotels and several Signature Inn hotels located in markets that have mostly been under-performing. During 2001, the Company sold eleven properties that did not meet its investment criteria, resulting in net gains of $903,000. Additionally, a tract of land was sold in 2001 resulting in a gain of $197,000.

Based on a review of its investment portfolio at December 31, 2001, the Company has determined that five additional operating hotel properties do not meet its investment criteria. Accordingly, the Company has decided to sell the properties and therefore the properties are classified as held for sale in the accompanying balance sheet. In addition, the Company owns several parcels of land mainly adjacent to operating Inns which are held for sale. The hotel properties and parcels of land held for sale are recorded at the lower of cost or fair value less anticipated selling costs. The 2001 impairment charge of $2,110,000 includes a reserve of $767,370 related to these properties at December 31, 2001.

4. The Leases

The Company has entered into master leases, whereby all of the operating Inns are leased to KH. Therefore, all of the lease revenue is derived from these leases.

The Jameson and Signature leases, which expire December 31, 2011 and December 31, 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent is payable monthly and equals $264 and $394 per month per rooms available at the beginning of the relevant month for the Jameson Inns and Signature Inns, respectively.

Percentage Rent is payable quarterly and is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by KH during the relevant period. For Jameson Inns, the percentage is 39% of such revenues up to $22.65 per day per room in 2001, plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $38.00 per day per room in 2001, plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns in any calendar year may not exceed 47% of total room rental revenues for that year. The $22.65 and $38.00 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2002 was $23.01 and $38.61 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $31,279,152, $28,900,248 and $20,998,053 in 2001, 2000 and
1999, respectively, and assuming no change in rooms available after December 31, 2001, the base rent for 2002 and thereafter would total $31,215,528 per year until the Leases expire.

The Leases require the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company intends to maintain cash reserves or sufficient access to borrowings equal to 4% of room revenues of KH, less amounts expended to date, to fund the Company's future capital expenditures for such replacements and refurbishments. KH is required to pay all other costs and expenses incurred in the operations of the Inns.

5. Mortgage Notes Payable

As of December 31, long-term debt consists of:


                                                                                     2001                2000
                                                                                  ------------        ------------
Notes payable:

   Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2002 to 2019. Interest rates are adjusted annually and range from 4.75% to 10.0% and are mainly adjustable to a spread above the prime rate or Treasury securities at December 31, 2001. Secured by
     mortgages on 99 Inns.                                                        $196,714,053        $176,976,601

   Term of twenty years and interest accrues at 3.75% above a weekly average yield on Treasury securities, adjusted annually (9.84% at December 31,
     2001). Principal and interest payments are due monthly through maturity in
     2019. At December 31, 2001 the Company had $1.68 million of availability.
     Secured by mortgages on 12 Inns.                                               16,528,756          16,427,808

   Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016.
     Interest rates are adjusted weekly and were 2.0% at December 31, 2001.
     Secured by mortgages on 4 Inns.                                                11,475,000          11,805,000

   Term of five years due in monthly installments of principal and interest with unpaid balance payable at maturity in
     December 2004. Interest rate is fixed at 9.50%. Secured by Company
     billboards.                                                                       422,318             531,924

Lines of credit:

   $1.6 million line of credit secured by Company billboards. At December 31,
     2001, the Company had $1.58 million available to borrow. The line bears interest at prime plus 1/2% with a floor of 6% and cap of 8% (6% at
     December 31, 2001). Payments of interest are due monthly with the principal
     balance payable upon maturity in December 2001.                                    23,614              23,086

Construction obligations:

   $5.9 million total commitments. As of December 31, 2001, $4.0 million was available for borrowing. The construction loans have terms of seven years and are due in monthly installments of interest only for 18 months and principal and interest using a 20-year amortization period until maturity in 2006 and 2007. Interest rates are adjusted annually to the then prevailing prime rate plus .125% to .375%. Interest rates at December 31,
     2001 ranged from 7.125% to 9.375%. Secured by 1 Inn and 2 expansions
     under construction.                                                             1,898,911           1,380,943
                                                                                  ------------        ------------
                                                                                  $227,062,652        $207,145,362
                                                                                  ============        ============



At December 31, 2001 and 2000, approximately $330.0 million and $333.0 million, respectively, of the Company's net book value of its investment in properties collateralized the mortgage notes payable. At December 31, 2001 and 2000, the carrying value of the long-term debt approximated its fair value.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2001:

    2002                                                     $  7,568,061
    2003                                                       11,376,082
    2004                                                       18,827,852
    2005                                                       46,322,110
    2006 and thereafter                                       142,968,547
                                                             ------------
                                                             $227,062,652
                                                             ============

As a result of the early extinguishment of certain debt, the Company incurred extraordinary losses of $341,081 and $87,816, in 2001 and 2000, respectively, comprised of the unamortized deferred finance costs and prepayment penalties.

During 2001, the Company entered into multiple interest rate cap agreements to eliminate its exposure to increases in interest rates on $109 million of its total outstanding indebtedness. These interest rate cap agreements limit the exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates. The agreements do not prevent the Company from benefiting from further decreases, if any, in the prime rate.

     Adjustment Date                 Debt Amount           Cap Rate
     ---------------                 ------------          --------
      April 1, 2002                  $ 38,000,000            5.75%
      July 1, 2002                     53,000,000            6.25%
      October 1, 2002                  18,000,000            6.25%
                                     ------------
      Total                          $109,000,000
                                     ============

The Company will receive cash payments from the issuer of the interest rate cap agreements if the prime rate exceeds 5.75% on April 1, 2002, or 6.25% on July 1, 2002 or October 1, 2002. The amount of the payments, if any, will be recorded as a reduction to interest expense. The costs of the interest rate cap agreements (approximately $109,000) will be recognized as interest expense over the life of the agreements.

6. Stockholders' Equity

Preferred Stock

The Company has 2,191,500 shares of 8.5% Series S Cumulative Convertible Preferred Stock ("Series S Preferred Stock") outstanding and 1,272,727 shares of 9.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock") outstanding. The Series S and Series A Preferred Stock is senior to all shares of the Company's common stock.

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

The Series S Preferred Stock is convertible into the Company's common stock, at the option of the holder at the stated Conversion Price (as defined). Additionally, at any time after February 1, 2000, the Company has the right to redeem any, or all, of the Series S Preferred Stock, plus accrued and unpaid dividends, at the Redemption Price, as defined, which ranges from $20.00 to $20.97 per share (depending on the date of redemption). The holders do not have the option to redeem the Series S Preferred Stock. During 2000, 64,500 shares of the Series S Preferred Stock were converted into common stock. No shares were converted in 2001.

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

Stock Options

The Company has four stock option plans. The Company adopted the 1993 Stock Incentive Plan ("1993 Plan") to provide incentives to attract and retain officers and key employees of both the Company and KH. This Plan provides for a number of shares equal to 10% of the Company's outstanding common shares (excluding shares issued pursuant to exercises of options granted under this Plan). In 1996, the Jameson 1996 Stock Incentive Plan ("1996 Plan") was adopted and 500,000 additional shares were reserved for issuance. As of December 31, 2001 the Company had a total of 1,422,379 shares reserved for issuance, including 100,942 shares available for future option grants or restricted stock grants under the 1993 and 1996 Plans.

The Director Stock Option Plan ("1995 Director Plan") reserved 150,000 shares of Common Stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance.

In addition, the Company adopted the 1997 Director Stock Option Plan ("1997 Director Plan") which reserved 200,000 shares of Common Stock and provides that at time of the Company's approval of the plan and subsequently upon each annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 2001, a total of 350,000 options are reserved for issuance under the 1995 Director Plan and the 1997 Director Plan, including 215,000 options available for future option grants.

A summary of the stock option activity follows:



                                                                                              Weighted
                                                     Number               Range of             Average
                                                       of              Exercise Price       Exercise Price
                                                     Shares             Per Share             Per Share
                                                   ---------       --------------------     --------------
Options outstanding December 31, 1998                848,114       $6.65    -   $11.75          $10.04
    Granted in 1999                                  231,835       $7.125   -   $ 9.75          $ 7.91
    Exercised in 1999                                (14,758)      $6.65    -   $ 7.25          $ 7.11
    Forfeited in 1999                               (175,220)      $7.25    -   $11.75          $11.03
                                                   ---------
Options outstanding December 31, 1999                889,971       $6.65    -   $11.75          $ 9.38
                                                   ---------
    Granted in 2000                                  130,500       $6.94    -   $ 7.25          $ 7.07
    Exercised in 2000                                      -       $   -    -   $    -          $    -
    Forfeited in 2000                                (99,750)      $7.00    -   $11.75          $ 9.06
                                                   ---------
Options outstanding December 31, 2000                920,721       $6.94    -   $11.75          $ 9.02
                                                   ---------
    Granted in 2001                                  210,000       $3.30    -   $ 7.29          $ 3.59
    Exercised in 2001                                      -       $   -    -   $    -          $    -
    Forfeited in 2001                               (111,288)      $6.65    -   $11.63          $ 8.86
                                                    --------
Options Outstanding December 31, 2001              1,019,433       $3.30    -   $11.75          $ 5.47
                                                   =========

Options Exercisable
    Granted prior to 1999                            524,666       $6.65    -   $11.75          $ 9.35
    Granted in 1999                                   53,667       $7.125   -   $ 9.13          $ 7.86
    Granted in 2000                                   22,100       $6.94    -   $ 7.188         $ 7.05
    Granted in 2001                                   15,000       $7.29    -   $ 7.29          $ 7.29


The average contractual life remaining on options outstanding at December 31, 2001 was 6.82 years.

Restricted Stock

In 2001, the Company awarded 92,500 shares of common stock to certain officers and employees of the Company, under the provisions of the 1993 Plan. The shares vest over a ten year period with no vesting until the third anniversary of the grant, at which time the grants will be vested 30%, on each succeeding anniversary an additional 10% will vest, assuming the individual is continuously employed by the Company on each vesting date.

In 2000 and 1999, the Company awarded 334,500 and 4,750, shares, respectively of Common Stock to certain officers and employees of the Company, under the provisions of the 1996 Plan. The shares vest ten years after date of grant, assuming the individual is continuously employed by the Company at that date.

Holders are entitled to all dividends prior to forfeiture or full vesting under these plans. As of December 31, 2001, 502,570 restricted shares of common stock remain outstanding under the 1993 and 1996 Plans.

Compensation expense resulting from the stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant; and is being recorded over the ten-year vesting period using the straight line method, net of forfeitures. The expense recorded was $339,468 in 2001, $304,176 in 2000 and $67,625 in 1999.

Pro Forma Effects of Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999; risk-free interest rates of 4.10% to 6.80%; a dividend yield of 5.18%, 10% and 8%, respectively; a volatility factor of the expected market price of the Company's Common Stock of .199, .151, and .196, respectively; and an expected life of the option of 3 to 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:



                                                                         2001          2000        1999
                                                                       -------         -----      ------
  Pro forma net (loss) income (in 000's)                               $(9,844)        $989       $5,310
  Pro forma (loss) earnings per share-basic and diluted                $  (.88)        $.09       $  .50



Dividend Reinvestment Plans

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. In 2001, we registered an additional 200,000 shares of our common stock. These plans allow existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plans also allow existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 2001, 2000 and 1999, 87,632, 72,102 and 60,459, shares, respectively, were purchased through dividend reinvestments and additional cash purchases. At December 31, 2001, 115,950 shares were available for purchase under the 2001 plan.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:



                                                                  2001                 2000                 1999
                                                              -----------           -----------          -----------
Numerator
(Loss) income before extraordinary loss                       $(2,727,536)          $ 7,878,734          $10,770,567
Extraordinary loss                                               (341,081)              (87,816)                   -
                                                              -----------           -----------          -----------
Net (loss) income                                              (3,068,617)            7,790,918           10,770,567
Preferred stock dividends                                      (6,668,739)           (6,696,144)          (5,387,248)
                                                              -----------           -----------          -----------
Numerator for basic (loss) earnings per share-income
   available to common stockholders                           $(9,737,356)          $ 1,094,774          $ 5,383,319
                                                              ===========           ===========          ===========

Denominator
Weighted average shares outstanding                            11,657,387            11,488,104           10,628,980
Less:  Unvested restricted shares                                (481,188)             (406,937)             (85,685)
                                                              -----------           -----------          -----------
Denominator for basic earnings per share                       11,176,199            11,081,167           10,543,295

Plus:  Effect of dilutive securities:
   Employee and director stock options                                  -                 6,323               46,849
   Unvested restricted shares                                           -               363,765               67,402
                                                              -----------           -----------          -----------
Total dilutive potential common shares                                  -               370,088              114,251
                                                              -----------           -----------          -----------
Denominator for diluted earnings per share-adjusted
   weighted average shares and assumed conversions             11,176,199            11,451,255           10,657,546
                                                              ===========           ===========          ===========


Basic (Loss) Earnings Per Common Share
(Loss) income before extraordinary loss                       $     (0.84)          $       .11           $       .51
Extraordinary loss                                                  (0.03)                 (.01)                    -
                                                              -----------           -----------           -----------
Net (loss) income                                             $     (0.87)          $       .10           $       .51
                                                              ===========           ===========           ===========

Diluted (Loss) Earnings Per Common Share
(Loss) income before extraordinary loss                       $     (0.84)          $       .10           $       .51
Extraordinary loss                                                  (0.03)                    -                     -
                                                              -----------           -----------           -----------
Net (loss) income                                             $     (0.87)          $       .10           $       .51
                                                              ===========           ===========           ===========


Options to purchase 484,433, 522,471 and 521,833, shares of Common Stock during 2001, 2000 and 1999, respectively, were all outstanding but were not included in the computation of diluted earnings per share because the securities' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

8. Income Taxes

The Company recorded no provision for federal income taxes in 2001, 2000 and 1999 due to its REIT status. State tax expense, totaling $369,018 at December 31, 2001, is included in property and other tax expense. At December 31, 2001, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the IPO, future utilization of the net operating loss carryforwards by the Company, may be limited.

The Company declared and paid dividends on its Common Stock of $.98, $.98 and $.97, per share in 2001, 2000 and 1999, respectively. Of these dividends, $0, $.35 and $.48, per share represents ordinary income and $.98, $.63 and $.49 per share represents return of capital in 2001, 2000 and 1999, respectively.

As noted earlier, the Company disposed of the eleven properties during 2001. As a result of the dispositions, the Company realized Built-in-Gains of $964,000. These Built-in Gains and the associated income taxes were not recognized in 2001, but are deferred until the Company is in a net taxable income position, at which time, the Built-in Gains will be offset by the net operating loss carryforward of $1.2 million.

Reconciliation between GAAP net income and taxable income (Unaudited)

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2001, 2000 and 1999:


                                                                    2001               2000                1999
                                                             -----------------------------------------------------------

GAAP net (loss) income                                           $  (3,068,617)     $   7,790,918       $ 10,770,567
Add book depreciation and amortization                              19,517,341         14,619,521         10,396,468
Less tax depreciation and amortization                             (18,313,646)       (18,011,233)       (13,825,724)
Book/tax difference on gains/losses from
   capital transactions                                             (1,005,745)                 -         (1,252,732)
Other book/tax differences, net                                      1,216,541           (129,132)          (626,732)
                                                             -----------------------------------------------------------
Adjusted taxable (loss) income subject to 90%
  dividend requirements                                          $  (1,654,126)     $   4,270,074      $   5,461,847
                                                             ===========================================================


Reconciliation between Cash Dividends Paid and Dividends Paid Deduction (Unaudited)

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2001, 2000 and 1999:


                                                                     2001               2000                1999
                                                           -----------------------------------------------------------

Cash dividends paid                                             $ 18,065,307        $17,955,014        $15,536,625
Less dividends designated return of capital                      (11,563,294)        (7,279,985)        (5,167,048)
Other                                                                (17,632)                 -                  -
                                                           -----------------------------------------------------------
Dividends paid deduction                                       $   6,484,381        $10,675,029        $10,369,577
                                                           ===========================================================

Characterization of Distributions (Unaudited)

The following table characterizes distributions paid per common and preferred share for the years ended December 31, 2001, 2000, and 1999:


                                               2001                         2000                         1999
                                  ----------------------------------------------------------------------------------------
                                           $               %               $           %               $             %
                                  ----------------------------------------------------------------------------------------

Common Stock

Ordinary income                       $          -          -       $  3,975,344     35.34%       $  4,982,718   49.09%
Return of capital                       11,396,576     100.00%         7,279,985     64.66%          5,167,048   50.91%
                                  ----------------------------------------------------------------------------------------
Total                                  $11,396,576     100.00%       $11,255,329    100.00%        $10,149,766  100.00%
                                  ========================================================================================

Preferred Stock

Ordinary income                       $  6,502,013      97.50%      $  6,699,685    100.00%       $  5,386,859  100.00%
Return of capital                          166,718       2.50%                 -         -                   -       -
                                  ----------------------------------------------------------------------------------------
Total                                 $  6,668,731     100.00%      $  6,699,685    100.00%       $  5,386,859  100.00%
                                  ========================================================================================


9. Additional Related Party Transactions

KH identifies sites and constructs the Inns for the Company. The Company paid KH a total of $29,116,981, $61,082,972 and $27,342,000 for construction of new
Inns, Inn expansions, and renovations during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company shares employees and office space with KH, which is wholly owned by Thomas W. Kitchin, the Company's chairman and chief executive officer, and his family. Under the Cost Reimbursement Agreement, KH charged the Company approximately $875,000, $962,000 and $417,000 for its allocation of salary, office overhead, and other general and administrative costs in 2001, 2000 and 1999, respectively. The Company expensed approximately $806,000, $564,000 and $402,000 of the allocated costs in 2001, 2000 and 1999, respectively.

10. Other Commitments and Contingencies

As of December 31, 2001, the Company had executed or expected to execute construction contracts with KH, for new Inns or expansions totaling $7.4 million, of which $4.6 million had not been expended.

The Company leases office space, land underlying certain of its Inns which are built or under construction and land for each billboard location for terms of five or ten years. Lease expense of $232,862, $245,900 and $101,500, in 2001, 2000 and 1999, respectively, is included in general and administrative expense in the Company's statements of operations. The leases require future minimum payments as follows:

      2002                                       $  470,929
      2003                                          275,404
      2004                                          210,006
      2005                                          210,006
      2006                                          150,466
      Thereafter                                  1,454,622
                                                -----------
                                                 $2,771,433
                                                 ==========

The rent expense under the office lease is paid by KH and is allocated under the Cost Reimbursement agreement described in Note 9.

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

11. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:


                                                                   2001 Quarters
                                           ---------------------------------------------------------------
                                                First          Second         Third           Fourth
                                           ---------------------------------------------------------------

Lease revenue                                 $10,763,976    $11,650,990    $11,361,370     $ 9,834,484
Net (loss) income                                (840,434)      1,024,363      (379,427)     (2,859,316)
Loss per common share:
     Basic and diluted                               (.23)           (.06)         (.18)           (.40)

                                                                   2000 Quarters
                                           ---------------------------------------------------------------
                                                First          Second         Third           Fourth
                                           ---------------------------------------------------------------

Lease revenue                                  $9,109,277     $11,682,167   $12,219,244     $10,221,039
Net income                                      1,312,369       3,186,855     3,078,758         212,936
Loss per common share:
     Basic                                           (.03)            .14           .13            (.13)
     Diluted                                         (.03)            .13           .12            (.13)


Quarterly (loss) earnings per share do not sum to the annual earnings per share amounts due to the effects of the timing of stock issuances and fluctuations in average price during the period.

                           REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Jameson Inns, Inc.

We have audited the consolidated financial statements of Jameson Inns, Inc. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 10, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule in item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


Atlanta, Georgia
February 10, 2002

Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2001

                                                                             Cost Capitalization
                                              Initial Cost                Subsequent to Acquisition
                                       --------------------------         -------------------------
                                                       Buildings,                       Buildings,
                         Mortgage                     Equipment &                       Equipment &
  Property                 Debt           Land       Improvements         Land         Improvements
  --------             ------------    -----------   ------------         --------     ------------
Alabama:
  Albertville          $  1,260,000    $   174,000   $          -         $    418     $  1,170,612
  Alexander City          1,550,243        160,086              -                -        1,839,896
  Arab                    1,120,000        131,554              -                -        1,164,993
  Auburn                  1,120,000        227,000              -                -        1,412,550
  Bessemer                1,789,599        327,192              -                -        2,337,358
  Decatur                 1,530,398        201,629              -                -        2,160,941
  Eufaula                 1,020,253        228,869              -            5,575        1,310,436
  Florence                1,788,128        313,579              -            1,202        1,957,160
  Greenville                888,324        228,511              -                -        1,547,164
  Jasper                  1,498,164        225,633              -                -        2,292,983
  Oxford                  1,150,890        307,635              -             (340)       1,442,393
  Ozark                     735,815        176,148              -                -        1,208,892
  Prattville              1,603,503        319,736              -                -        2,301,451
  Scottsboro              1,697,688        324,732              -                -        2,443,602
  Selma                   1,436,980        143,812              -           22,773        2,003,678
  Sylacauga               1,850,000        224,476              -                -        2,467,903
  Trussville              1,464,308        425,438              -            1,377        2,305,451
  Tuscaloosa                832,283              -              -                -        1,492,009

Florida:
  Crestview               1,901,221        471,426              -               10        3,108,744
  Jacksonville            2,663,734        679,519              -            1,448        4,437,820
  Lake City               1,768,225        391,456              -                -        3,107,294
  Lakeland                2,246,758        618,636              -                -        3,759,321
  Ormond Beach            2,188,068        497,099              -           10,859        3,757,251
  Palm Bay                2,383,694        418,745              -              (11)       3,749,281

Georgia:
  Albany                  1,217,005        265,344              -           92,308        1,933,993
  Americus                1,043,295        131,629              -           72,297        2,650,283
  Bainbridge              1,314,001        125,000              -                -        1,741,729
  Brunswick               1,544,171        175,275              -                -        1,741,344
  Calhoun                 1,444,052        113,722              -           18,008        1,769,932
  Carrollton              2,078,614        225,000              -           50,029        1,790,518
  Conyers                 1,714,767        301,128              -                -        2,306,670
  Dalton                  1,695,264        546,257              -            1,550        2,292,360
  Douglas                   965,926        120,033              -                -        1,228,264
  Dublin                    854,835              -              -                -        1,466,428
  Eastman                   630,474         87,883              -           13,917        1,506,404
  Fitzgerald                861,595        133,515              -                -        1,173,855
  Jesup                   1,549,957         89,917              -           14,239        2,147,771
  Kingsland               1,030,917        283,432              -                -        1,462,863
  Lagrange                1,941,649        200,073              -                -        2,041,579
  Macon                   1,077,741        288,518              -                -        1,421,401
  Newnan                  2,206,515        529,377              -           1,006         3,793,713
  Perry                   1,075,598        238,325              -                -        1,435,504
  Pooler                  1,689,570        501,223              -                -        3,126,011
  Rome                    2,309,818        254,849              -                -        3,782,453
  Thomaston               1,452,870        157,181              -          (50,110)       2,148,580
  Thomasville             1,095,941        331,161              -                -        1,550,957
  Valdosta                1,447,934        166,632              -                -        1,655,739
  Warner Robins           1,796,026        365,853              -                -        2,084,947
  Waycross                1,549,950         87,000              -           13,777        2,121,406




                                      Gross Amount at Which
                                      Carried at Close of                                                         Life on Which
                                           Period                                                                  Depreciation
                            -----------------------------------------                                               in Latest
                                             Buildings,                                                              Income
                                            Equipment &                    Accumulated      Date      Date of       Statement
    Property                    Land       Improvements       Total        Depreciation   Acquired  Construction   is Computed
    --------                ----------    -------------   -----------      ------------   --------  ------------  -------------

Alabama:
  Albertville               $   174,418   $  1,170,612    $  1,345,030     $   358,255       1994        1994         (e)
  Alexander City                160,086      1,839,896       1,999,982         531,539       1994        1994         (e)
  Arab                          131,554      1,164,993       1,296,547         328,811       1995        1995         (e)
  Auburn                        227,000      1,412,550       1,639,550         309,334       1996        1997         (e)
  Bessemer                      327,192      2,337,358       2,664,550         288,864       1998        1999         (e)
  Decatur                       201,629      2,160,941       2,362,570         466,965       1995        1996         (e)
  Eufaula                       234,444      1,310,436       1,544,880         343,497       1995        1996         (e)
  Florence                      314,781      1,957,160       2,271,941         507,038       1995        1996         (e)
  Greenville                    228,511      1,547,164       1,775,675         333,950       1996        1996         (e)
  Jasper                        225,633      2,292,983       2,518,616         483,146       1997        1997         (e)
  Oxford                        307,295      1,442,393       1,749,689         350,749       1996        1997         (e)
  Ozark                         176,148      1,208,892       1,385,040         361,102       1994        1995         (e)
  Prattville                    319,736      2,301,451       2,621,187         285,410       1998        1998         (e)
  Scottsboro                    324,732      2,443,602       2,768,334         289,765       1998        1998         (e)
  Selma                         166,585      2,003,678       2,170,263         677,344       1991        1992         (d)
  Sylacauga                     224,476      2,467,903       2,692,379         360,149       1997        1997         (e)
  Trussville                    426,815      2,305,451       2,732,266         378,723       1997        1998         (e)
  Tuscaloosa                                 1,492,009       1,492,009         343,220       1996        1997         (e)

Florida:
  Crestview                     471,436      3,108,744       3,580,179         403,565       1998        2000         (e)
  Jacksonville                  680,967      4,437,820       5,118,787         576,580       1998        2000         (e)
  Lake City                     391,456      3,107,294       3,498,750         369,861       1998        1999         (e)
  Lakeland                      618,636      3,759,321       4,377,957         395,293       1999        2000         (e)
  Ormond Beach                  507,958      3,757,251       4,265,208         505,769       1998        2000         (e)
  Palm Bay                      418,735      3,749,281       4,168,016         323,541       1999        2000         (e)

Georgia:
  Albany                        357,652      1,933,993       2,291,645         531,509       1994        1995         (e)
  Americus                      203,926      2,650,283       2,854,208         926,400       1991        1992         (d)
  Bainbridge                    125,000      1,741,729       1,866,729         504,311       1994        1994         (e)
  Brunswick                     175,275      1,741,344       1,916,619         452,871       1994        1995         (e)
  Calhoun                       131,730      1,769,932       1,901,662         669,103       1988        1988         (d)
  Carrollton                    275,029      1,790,518       2,065,547         500,220       1993        1994         (e)
  Conyers                       301,128      2,306,670       2,607,798         484,143       1996        1996         (e)
  Dalton                        547,807      2,292,360       2,840,167         326,742       1998        1998         (e)
  Douglas                       120,033      1,228,264       1,348,296         345,410       1995        1995         (e)
  Dublin                              -      1,466,428       1,466,428         372,243       1997        1997         (e)
  Eastman                       101,800      1,506,404       1,608,204         638,753       1989        1989         (d)
  Fitzgerald                    133,515      1,173,855       1,307,370         361,176       1993        1994         (e)
  Jesup                         104,156      2,147,771       2,251,927         878,950       1990        1990         (d)
  Kingsland                     283,432      1,462,863       1,746,295         282,765       1997        1998         (e)
  Lagrange                      200,073      2,041,579       2,241,652         491,156       1995        1996         (e)
  Macon                         288,518      1,421,401       1,709,919         308,364       1997        1997         (e)
  Newnan                        530,383      3,793,713       4,324,096         280,137       1998        2000         (e)
  Perry                         238,325      1,435,504       1,673,829         298,858       1997        1998         (e)
  Pooler                        501,223      3,126,011       3,627,234         327,690       1998        2000         (e)
  Rome                          254,849      3,782,453       4,037,302         477,390       1998        1999         (e)
  Thomaston                     107,071      2,148,580       2,255,651         833,288       1990        1990         (d)
  Thomasville                   331,161      1,550,957       1,882,118         259,545       1998        1998         (e)
  Valdosta                      166,632      1,655,739       1,822,371         508,144       1994        1995         (e)
  Warner Robins                 365,853      2,084,947       2,450,800         487,075       1997        1997         (e)
  Waycross                      100,777      2,121,406       2,222,183         686,535       1992        1993         (e)


Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2001

                                                                             Cost Capitalization
                                              Initial Cost                Subsequent to Acquisition
                                       --------------------------         -------------------------
                                                       Buildings,                       Buildings,
                         Mortgage                     Equipment &                       Equipment &
  Property                 Debt           Land       Improvements         Land         Improvements
  --------             ------------    -----------   ------------         --------     ------------

Illinois:
 Normal                   4,678,566      1,076,916      5,163,743                -          324,988
 Peoria                   4,040,580        817,523      4,886,124                -          441,724
 Springfield              1,913,959              -      1,494,985                -          351,528

Indiana:
 Carmel                   3,577,476        684,321      3,730,497                -           84,689
 Elkhart                  3,130,000        637,753      5,834,950                -          443,177
 Evansville               2,841,543        359,102      2,880,265                -          289,148
 Fort Wayne               2,766,710        473,564      3,062,301                -          523,377
 Indy Castleton           2,943,827        584,039      5,241,877                -          271,201
 Indy East                2,590,803        400,007      2,479,422                -          286,961
 Indy Northwest           2,030,234        442,666      2,217,552                -        1,309,924
 Indy South                 244,747        180,071      1,824,161                -          174,021
 Indy West                4,630,463        916,161      5,236,594                -          172,453
 Kokomo                   2,841,543        527,376      3,720,270           (5,843)         604,345
 Lafayette                3,146,939        403,849      3,970,336                -          646,480
 Muncie                   2,273,235        407,065      3,392,767                -          428,381
 South Bend               3,409,852        585,531      5,836,122                -          620,827

Iowa:
 Bettendorf               2,923,504        974,058      3,073,596                -          252,957

Kentucky:
 Florence                 2,385,000        524,289      2,293,556                -          195,550
 Louisville East          4,941,119        585,491      6,973,653                -          472,159
 Louisville South         2,415,000        644,870      6,509,901                -        1,202,509
 Richmond                 2,227,447        607,095              -            2,858        3,980,000

Louisiana:
 Lafayette                2,884,128        433,291              -          204,546        4,682,670
 Shreveport               2,370,409        531,041              -            8,409        3,979,297

Mississippi:
 Grenada                  1,076,621        350,000              -            2,217        1,584,712
 Jackson                  2,268,784        586,831              -              602        3,764,674
 Meridian                 1,697,934        419,856              -            2,648        2,403,451
 Pearl                    2,355,245        564,932              -                -        3,757,941
 Tupelo                   1,465,809        427,924              -            1,360        2,305,554
 Vicksburg                1,690,760        326,653              -            1,112        2,407,825

North Carolina:
 Dunn                     1,113,108        202,052              -                -        1,520,899
 Eden                     1,039,684        197,468              -               26        1,553,622
 Forest City              1,611,863        187,294              -            2,950        2,010,328
 Goldsboro                2,121,850        397,096              -           (5,102)       3,750,723
 Greenville               1,090,710        310,006              -                -        1,520,212
 Henderson                2,170,535        478,688              -                -        3,758,866
 Hickory                  1,684,498        412,322              -                -        2,387,762
 Laurinburg               1,020,255        225,441              -         (181,525)       1,305,628
 Lenoir                   1,000,111        360,923              -            1,605        1,440,277
 Roanoke Rapids           1,062,172        320,014              -           (4,812)       1,512,814
 Sanford                  1,020,255        227,030              -           32,171        1,486,621
 Smithfield               1,021,348        246,092              -                -        1,575,043
 Wilson                     913,159        237,712              -               20        1,570,371
 Wilmington               2,284,898        685,078              -              (87)       3,987,493

Ohio:
 Cincy North              2,196,794        521,588      2,220,586                -          303,372
 Columbus                 3,742,383        782,254      3,905,175                -          697,045
 Dayton                   2,030,226        625,511      3,388,780                -          504,254




                                      Gross Amount at Which
                                      Carried at Close of                                                         Life on Which
                                           Period                                                                  Depreciation
                            -----------------------------------------                                               in Latest
                                             Buildings,                                                              Income
                                            Equipment &                    Accumulated      Date      Date of       Statement
    Property                    Land       Improvements       Total        Depreciation   Acquired  Construction   is Computed
    --------                ----------    -------------   -----------      ------------   --------  ------------  -------------


Illinois:
 Normal                       1,076,916      5,488,731       6,565,647         700,035       1999           -         (e)
 Peoria                         817,523      5,327,849       6,145,371         716,334       1999           -         (e)
 Springfield                          -      1,846,513       1,846,513         415,257       1999           -         (e)

Indiana:
 Carmel                         684,321      3,815,186       4,499,507         323,877       1999           -         (e)
 Elkhart                        637,753      6,278,127       6,915,879         721,911       1999           -         (e)
 Evansville                     359,102      3,169,413       3,528,515         495,468       1999           -         (e)
 Fort Wayne                     473,564      3,585,679       4,059,243         456,780       1999           -         (e)
 Indy Castleton                 584,039      5,513,077       6,097,116         641,023       1999           -         (e)
 Indy East                      400,007      2,766,383       3,166,390         443,481       1999           -         (e)
 Indy Northwest                 442,666      3,527,476       3,970,142       1,045,965       1999           -         (e)
 Indy South                     180,071      1,998,182       2,178,253         364,685       1999           -         (e)
 Indy West                      916,161      5,409,047       6,325,208         606,851       1999           -         (e)
 Kokomo                         521,533      4,324,615       4,846,149         510,695       1999           -         (e)
 Lafayette                      403,849      4,616,816       5,020,665         601,922       1999           -         (e)
 Muncie                         407,065      3,821,147       4,228,213         463,705       1999           -         (e)
 South Bend                     585,531      6,456,949       7,042,481         668,908       1999           -         (e)

Iowa:
 Bettendorf                     974,058      3,326,552       4,300,611         534,602       1999           -         (e)

Kentucky:
 Florence                       524,289      2,489,106       3,013,395         448,488       1999           -         (e)
 Louisville East                585,491      7,445,812       8,031,303         756,623       1999           -         (e)
 Louisville South               644,870      7,712,410       8,357,280         851,394       1999           -         (e)
 Richmond                       609,953      3,980,000       4,589,953          97,957       1999        2001         (e)

Louisiana:
 Lafayette                      637,837      4,682,670       5,320,506         201,672       1999        2001         (e)
 Shreveport                     539,450      3,979,297       4,518,747         146,910       1999        2001         (e)

Mississippi:
 Grenada                        352,217      1,584,712       1,936,929         182,630       1998        1999         (e)
 Jackson                        587,433      3,764,674       4,352,107         349,551       1998        2000         (e)
 Meridian                       422,504      2,403,451       2,825,955         296,813       1998        1999         (e)
 Pearl                          564,932      3,757,941       4,322,873         462,522       1998        2000         (e)
 Tupelo                         429,284      2,305,554       2,734,837         397,554       1998        1998         (e)
 Vicksburg                      327,765      2,407,825       2,735,590         352,845       1998        1999         (e)

North Carolina:
 Dunn                           202,052      1,520,899       1,722,951         311,555       1997        1998         (e)
 Eden                           197,494      1,553,622       1,751,116         290,127       1997        1998         (e)
 Forest City                    190,244      2,010,328       2,200,572         488,275       1996        1997         (e)
 Goldsboro                      391,994      3,750,723       4,142,717         324,883       1999        2000         (e)
 Greenville                     310,006      1,520,212       1,830,218         287,956       1998        1998         (e)
 Henderson                      478,688      3,758,866       4,237,555         278,030       1999        2000         (e)
 Hickory                        412,322      2,387,762       2,800,084         328,215       1998        1998         (e)
 Laurinburg                      43,916      1,305,628       1,349,544         325,563       1996        1997         (e)
 Lenoir                         362,528      1,440,277       1,802,805         285,112       1997        1998         (e)
 Roanoke Rapids                 315,202      1,512,814       1,828,016         290,397       1997        1998         (e)
 Sanford                        259,201      1,486,621       1,745,822         343,916       1996        1997         (e)
 Smithfield                     246,092      1,575,043       1,821,135         346,302       1997        1998         (e)
 Wilson                         237,732      1,570,371       1,808,103         338,374       1996        1997         (e)
 Wilmington                     684,991      3,987,493       4,672,485         196,722       1999        2001         (e)

Ohio:
 Cincy North                    521,588      2,523,957       3,045,545         481,096       1999           -         (e)
 Columbus                       782,254      4,602,220       5,384,474         594,154       1999           -         (e)
 Dayton                         625,511      3,893,034       4,518,545         598,375       1999           -         (e)

                                      F-25

Jameson Inns, Inc.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2001

                                                                             Cost Capitalization
                                              Initial Cost                Subsequent to Acquisition
                                       --------------------------         -------------------------
                                                       Buildings,                       Buildings,
                         Mortgage                     Equipment &                       Equipment &
  Property                 Debt           Land       Improvements         Land         Improvements
  --------             ------------    -----------   ------------         --------     ------------

South Carolina:
  Anderson                1,176,482        201,000              -          133,385        2,236,515
  Cheraw                  1,639,863        168,458              -          (50,000)       1,957,044
  Duncan                  1,008,451        212,246              -                -        1,500,715
  Easley                  1,007,773        266,753              -            2,710        1,197,501
  Gaffney                 1,877,271        135,025              -                -        1,710,205
  Georgetown              1,056,556        144,353              -                -        1,506,263
  Greenwood               1,875,972        140,231              -           20,741        1,858,682
  Lancaster               2,018,259        150,592              -                -        2,238,690
  Orangeburg              2,072,924        165,010              -              585        2,080,942
  Seneca                  2,046,542        204,385              -                -        2,260,893

Tennessee:
  Alcoa                   2,136,714        427,803              -                -        4,000,629
  Cleveland               1,715,636        384,688              -            4,343        2,273,320
  Columbia                1,946,361        483,568              -            7,389        3,090,209
  Decherd                 1,222,584        254,501              -         (124,809)       1,364,611
  Gallatin                1,604,508        405,738              -                -        2,301,989
  Greeneville             1,680,573        406,052              -         (274,709)       3,100,555
  Jackson                 2,161,628        467,741              -              141        3,766,464
  Johnson City            1,788,128        405,939              -               89        2,215,127
  Kingsport               1,829,458        425,481              -                -        3,087,966
  Knoxville               1,988,660        572,026      3,347,959                -          219,456
  Oakridge                2,772,514        451,037              -                -        4,422,469
  Tullahoma               1,222,584        303,536              -                -        1,345,709

Virginia:
  Harrisonburg            2,206,415        435,000              -             (700)       3,766,986
  Martinsville            1,838,161        411,496              -            3,100        3,112,288

Construction in
 progress:
  Easley, SC                      -              -              -                -          545,216
  Oxford, AL                      -              -              -                -          480,310
  Tuscaloosa, AL                  -              -              -                -          182,832
  Georgetown, SC                  -              -              -                -          669,366
  West Monroe, LA            58,848        495,209              -                -          883,338

Billboards                  445,932              -      2,381,012                -          492,790
                       ------------    -----------   ------------         --------     ------------
Operating property
 and equipment          220,361,644     42,941,953     95,066,185           55,750      233,870,818

Property and equipment
 held for sale            6,701,008      2,865,880     10,380,955          (12,990)        (968,212)
                       ------------    -----------   ------------         --------     ------------
  Totals               $227,062,652    $45,807,833   $105,447,140         $ 42,760     $232,902,606
                       ============    ===========   ============         ========     ============




                                      Gross Amount at Which
                                      Carried at Close of                                                         Life on Which
                                           Period                                                                  Depreciation
                            -----------------------------------------                                               in Latest
                                             Buildings,                                                              Income
                                            Equipment &                    Accumulated      Date      Date of       Statement
    Property                    Land       Improvements       Total        Depreciation   Acquired  Construction   is Computed
    --------                ----------    -------------   -----------      ------------   --------  ------------  -------------

South Carolina:
  Anderson                      334,385      2,236,515       2,570,900         661,085       1993        1993         (e)
  Cheraw                        118,458      1,957,044       2,075,503         417,751       1995        1995         (e)
  Duncan                        212,246      1,500,715       1,712,961         336,264       1997        1998         (e)
  Easley                        269,463      1,197,501       1,466,964         342,327       1994        1995         (e)
  Gaffney                       135,025      1,710,205       1,845,230         461,242       1995        1995         (e)
  Georgetown                    144,353      1,506,263       1,650,616         373,133       1996        1996         (e)
  Greenwood                     160,972      1,858,682       2,019,654         485,819       1994        1995         (e)
  Lancaster                     150,592      2,238,690       2,389,282         365,517       1994        1995         (e)
  Orangeburg                    165,595      2,080,942       2,246,537         374,746       1995        1995         (e)
  Seneca                        204,385      2,260,893       2,465,278         332,357       1996        1996         (e)

Tennessee:
  Alcoa                         427,803      4,000,629       4,428,432         147,006       1999        2001         (e)
  Cleveland                     389,031      2,273,320       2,662,351         329,705       1997        1998         (e)
  Columbia                      490,957      3,090,209       3,581,166         248,037       1998        2000         (e)
  Decherd                       129,692      1,364,611       1,494,302         326,038       1996        1997         (e)
  Gallatin                      405,738      2,301,989       2,707,727         285,193       1998        1999         (e)
  Greeneville                   131,343      3,100,555       3,231,898         417,039       1998        2000         (e)
  Jackson                       467,882      3,766,464       4,234,346         417,443       1998        2000         (e)
  Johnson City                  406,028      2,215,127       2,621,155         479,532       1997        1997         (e)
  Kingsport                     425,481      3,087,966       3,513,447         266,693       1999        2000         (e)
  Knoxville                     572,026      3,567,416       4,139,441         534,993       1999           -         (e)
  Oakridge                      451,037      4,422,469       4,873,506         539,291       1998        1999         (e)
  Tullahoma                     303,536      1,345,709       1,649,245         310,184       1996        1997         (e)

Virginia:
  Harrisonburg                  434,300      3,766,986       4,201,286         278,182       1998        2000         (e)
  Martinsville                  414,596      3,112,288       3,526,884         249,643       1998        2000         (e)

Construction in
 progress:
  Easley, SC                          -        545,216         545,216                          -           -          -
  Oxford, AL                          -        480,310         480,310                          -           -          -
  Tuscaloosa, AL                      -        182,832         182,832                          -           -          -
  Georgetown, SC                      -        669,366         669,366                          -           -          -
  West Monroe, LA               495,209        883,338       1,378,547                          -           -          -

Billboards                            -      2,873,802       2,873,802         724,141       1999        2000         (e)
                            -----------   ------------    ------------     -----------
Operating property
 and equipment               42,997,702    328,937,002     328,937,002      51,874,113

Property and equipment
 held for sale                2,852,890      9,412,743       9,412,743       2,451,741          -           -         (e)
                            -----------   ------------    ------------     -----------
  Totals                    $45,850,592   $338,349,745    $338,349,745     $54,325,854
                            ===========   ============    ============     ===========

                                      F-26

                               Jameson Inns, Inc.
                              Notes to Schedule III



                                                          2001                 2000                1999
                                                      ------------          ------------       ------------

(a)  Reconciliation of real estate
     -----------------------------
     Balance at beginning of year ................    $373,074,509          $321,134,052       $168,880,042
     Additions during year:
               Improvements ......................      30,482,886            53,873,140        157,106,500
               Deletions .........................     (19,357,057)           (1,932,683)        (4,852,490)
                                                      ------------          ------------       ------------
     Balance at end of year ......................    $384,200,338          $373,074,509       $321,134,052
                                                      ============          ============       ============

(b)  Reconciliation of accumulated
      -----------------------------
     depreciation
     ------------
     Balance at beginning of year ................    $ 38,983,651          $ 24,551,080       $ 16,754,843
               Depreciation for the year .........      19,517,341            14,619,522         10,396,468
               Retirements .......................      (4,175,138)             (186,951)        (2,600,231)
                                                      ------------          ------------       ------------
     Balance at end of year ......................    $ 54,325,854          $ 38,983,651       $ 24,551,080
                                                      ============          ============       ============



(c) The aggregate cost of the land, buildings, and furniture, fixtures and equipment for federal income tax purposes approximates the book basis.

(d) Depreciation for 1992 and prior additions is computed based on the following useful lives:

     Buildings                              31.5     years

     Land Improvements                      15       years

     Furniture, fixtures and equipment       5       years

(e) Depreciation for 1993 and later additions is computed based on the following useful lives:

     Buildings                              39       years

     Land Improvements                      15       years

     Furniture, fixtures and equipment      3-5      years

     Billboards                             10       years

                         Report of Independent Auditors

The Members
Kitchin Hospitality, LLC
  (formerly Jameson Hospitality, LLC)

We have audited the accompanying consolidated balance sheets of Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) as of December 31, 2001 and 2000, and the related consolidated statements of income, members' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitchin Hospitality, LLC at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP

Atlanta, Georgia
March 1, 2002

                            Kitchin Hospitality, LLC
                       (formerly Jameson Hospitality, LLC)
                           Consolidated Balance Sheets


                                                                               December 31
                                                                         2001                   2000
                                                               ---------------------------------------------
Assets
Current assets:
    Cash                                                               $   597,423          $  1,733,272
    Marketable securities                                                1,136,457             1,113,795
    Hotel accounts receivable, net of allowance of $57,592
      and $85,324                                                        1,502,868             1,827,041
    Construction contract and other receivables                          1,831,378             1,094,730
    Receivable from affiliates                                                   -             2,190,613
    Predevelopment costs                                                   212,353               103,773
    Prepaid expenses and other assets                                      571,434               261,413
    Inventory                                                            1,452,113             1,451,363
                                                               ---------------------------------------------
                                                                         7,304,026             9,776,000

Property and equipment, net                                                602,632               711,339
Intangibles, net                                                           241,989               253,493
Deferred finance costs, net                                                  8,475                     -
                                                               ---------------------------------------------
                                                                        $8,157,122           $10,740,832
                                                               =============================================

Liabilities and Members' capital
Current liabilities:
    Subcontractors payable, including retainage of $396,128
      and $1,256,722                                                    $2,107,440          $  4,054,135
    Accounts payable                                                       443,397               593,350
    Payable to affiliates                                                    4,383                     -
    Notes payable, current portion                                          13,512                 9,916
    Sales and use taxes payable                                            730,527               716,485
    Accrued payroll                                                      1,634,492             1,176,161
    Other accrued liabilities                                            2,273,745             2,993,320
                                                               ---------------------------------------------
                                                                         7,207,496             9,543,367

Deferred gain on sale of asset                                             457,610               670,502
Notes payable, long-term portion                                           305,047               306,393
                                                               ---------------------------------------------
Total liabilities                                                        7,970,153            10,520,262
Members' capital                                                           186,969               220,570
                                                               ---------------------------------------------
                                                                        $8,157,122           $10,740,832
                                                               =============================================


See accompanying notes.

                            Kitchin Hospitality, LLC
                       (formerly Jameson Hospitality, LLC)
                        Consolidated Statements of Income

                                                                  Year ended December 31
                                                      2001                 2000                 1999
                                             -----------------------------------------------------------------

Revenues:
   Room rental revenues                           $   93,843,673       $    93,351,545       $  74,245,709
   Telephone revenues                                  1,216,189             1,572,681           1,450,448
   Other inn-related sales                             1,146,822             1,171,575             730,866
                                             -----------------------------------------------------------------
   Hotel revenues                                     96,206,684            96,095,801          76,427,023

   Construction revenues                              34,247,314            48,298,347          30,413,710
   Billboard rentals                                           -                     -             105,877
   Overhead reimbursement income                       1,102,606             1,115,873                   -
   Management and license fee income                       8,195                     -              36,772
   Gain on sale of assets, net                           211,986               134,471             240,545
                                             -----------------------------------------------------------------
                                                     131,776,785           145,644,492         107,223,927

Expenses:
   Lease expense                                      43,454,156            43,099,792          34,612,795
   Cost of construction revenues                      27,599,441            41,599,541          25,342,725
   Room expenses                                      24,968,501            24,265,382          19,132,033
   Utilities                                           3,765,037             5,520,621           4,029,937
   General and administrative                         23,164,717            23,413,500          17,534,532
   Maintenance                                         4,262,980             4,063,860           3,303,181
   Advertising                                         3,108,706             3,005,726           2,706,089
   Prospective site expense                                    -                     -             301,401
   Interest (income) expense, net                       (285,201)             (233,762)             17,922
   Depreciation and amortization                         288,583               316,806             109,316
                                             -----------------------------------------------------------------
Total expenses                                       130,326,920           145,051,466         107,089,931
                                             -----------------------------------------------------------------
Net income                                        $    1,449,865       $       593,026       $     133,996
                                             =================================================================

See accompanying notes.

                            Kitchin Hospitality, LLC
                       (formerly Jameson Hospitality, LLC)
              Consolidated Statements of Members' Capital (Deficit)


                                                              Members' Capital      Comprehensive Income
                                                                  (Deficit)                 (Loss)
                                                              ----------------      --------------------

Balance at December 31, 1998                                    $     69,327
   Capital contributions                                             105,764
   Distributions                                                     (42,723)
   Net income                                                        133,996           $     133,996
   Unrealized loss on marketable securities                         (421,595)               (421,595)
                                                                                       --------------
   Comprehensive loss                                                      -           $    (287,599)
                                                               --------------         ===============
Balance at December 31, 1999                                        (155,231)
   Distributions                                                    (392,505)
   Net income                                                        593,026           $     593,026
   Unrealized gain on marketable securities                          175,280                 175,280
                                                                                      ---------------
   Comprehensive income                                                    -           $     768,306
                                                               ---------------        ===============

Balance at December 31, 2000                                         220,570
   Distributions                                                  (1,506,046)
   Net income                                                      1,449,865             $   540,150
   Unrealized gain on marketable securities                           22,580                  22,580
                                                                                      ---------------
   Comprehensive income                                                    -              $1,331,036
                                                               --------------         ===============
Balance at December 31, 2001                                       $ 186,969
                                                               ===============



See accompanying notes.

                            Kitchin Hospitality, LLC
                       (formerly Jameson Hospitality, LLC)
                      Consolidated Statements of Cash Flows


                                                                                          Year ended December 31
                                                                                  2001              2000             1999
                                                                           ------------------------------------------------------

Operating activities
Net income                                                                    $    1,449,865    $      593,026   $     133,996
Adjustments to reconcile net income to cash (used in) provided by operating activities:
      Depreciation and amortization                                                  288,583           316,806         109,316
      Bad debt expense                                                                     -                 -         264,684
      Gain on sale of assets                                                        (211,986)         (134,471)       (240,545)
      Changes in assets and liabilities increasing (decreasing) cash:
          Accounts receivable                                                        324,173          (326,529)       (853,194)
          Other receivables                                                         (736,648)           35,063          77,361
          Receivable from (payable to) affiliates                                  1,285,281          (741,311)     (5,220,190)
          Lease expense payable                                                            -        (1,159,197)      4,651,562
          Predevelopment costs                                                      (108,580)          185,012         168,428
          Prepaid expenses and other assets                                         (310,021)          102,255           3,347
          Inventory                                                                     (750)         (195,348)       (108,876)
          Subcontractors payable                                                  (1,946,695)        1,013,636         (65,667)
          Accounts payable                                                          (149,953)         (699,889)       (471,869)
          Accrued payroll and other                                                 (247,202)        2,695,339         787,556
                                                                           ------------------------------------------------------
Net cash provided by (used in) operating activities                                 (363,933)        1,684,392        (764,091)
Investing activities
Proceeds from sale of assets                                                               -                 -         592,707
Purchase of property and equipment                                                  (177,835)          (93,558)       (103,819)
Purchase of Signature Inn assets, net of cash acquired                                     -                 -          17,500
                                                                           ------------------------------------------------------
Net cash (used in) provided by investing activities                                 (177,835)          (93,558)        506,388
Financing activities
Contributions from members                                                                 -                 -         150,095
Distributions to members                                                            (596,331)         (392,505)       (243,479)
Proceeds from notes payable                                                           11,300                 -               -
Payments on notes payable                                                             (9,050)           (8,339)       (183,210)
                                                                           ------------------------------------------------------
Net cash used in financing activities                                               (594,081)         (400,844)       (276,594)

Net change in cash                                                                (1,135,849)        1,189,990        (534,297)
Cash at beginning of year                                                          1,733,272           543,282       1,077,579
                                                                           ------------------------------------------------------
Cash at end of year                                                           $      597,423     $   1,733,272    $    543,282
                                                                           ======================================================
Supplemental cash flow information
Interest paid, net of interest capitalized                                    $       32,238     $      31,700    $     31,919
                                                                           ======================================================
Non-cash activity
Unrealized gain (loss) on marketable securities                               $       22,580     $     175,280    $   (421,595)
                                                                           ======================================================
Non-cash distribution to reduce affiliate receivable                          $     (909,715)    $           -    $          -
                                                                           ======================================================
Net non-cash items related to merger and distribution activities              $              -   $           -    $    156,425
                                                                           ======================================================

See accompanying notes.

                            Kitchin Hospitality, LLC
                       (formerly Jameson Hospitality, LLC)
                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. Business and Basis of Financial Statements

Kitchin Hospitality, LLC (the "Company"), formerly Jameson Hospitality, LLC, leases, operates, and develops primarily inns owned by Jameson Inns, Inc. (the "REIT"). Jameson Inns, Inc. is a real estate investment trust which owns the Jameson Inns, and effective May 7, 1999, Signature Inns properties (the "Inns"). Thomas W. Kitchin is the Chairman and CEO of Jameson Inns, Inc. and of the Company.

Intercompany transactions among the entities and the divisions included in the consolidated financial statements have been eliminated. The Company and its divisions perform the following activities:

  o The Hotel division leases the Inns from the REIT (see Note 3) and operates the Inns in all respects including staffing, advertising, housekeeping, and routine maintenance. At the present time, the Company is the exclusive lessee of Jameson Inns and Signature Inns. At December 31, 2001, the Company leased 124 Inns (8,355 rooms).

  o The Construction division develops Inns and Inn expansions for the REIT, including identification of suitable Inn locations, Inn design and configuration, land preparation, construction, acquisition of initial furniture, fixtures and equipment, and pre-marketing of properties prior to opening. The Construction division also acts as the general contractor for various unrelated commercial developers.

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

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

Marketable Securities

The Company considers all of its marketable securities as available for sale and hence records them at fair value with changes in unrealized gains or losses being recorded directly to members' capital (deficit). Fair value is based on the closing price of the securities on the last day of trading in the year.

Revenue Recognition

For inns the Company operates, hotel revenues, services and other fees are recognized when earned.

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

Depreciation is calculated using the straight-line method over five years for transportation equipment, and over three to seven years for furniture, fixtures and equipment. Leasehold improvements at the Inns are being amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3), and the corporate office leasehold improvements are being amortized over the life of the lease.

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses recorded for the periods presented.

Intangibles

Intangibles consist primarily of the registered trademark, "The Jameson Inn(R)" and goodwill associated with the Signature Inn transaction in May 1999. The lease described in Note 3 requires the Company to operate the Inns using the trademarks and not to use the trademarks (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase The Jameson Inn(R) and Signature Inns(R) trademarks from the Company at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000 and $50,000, respectively. The intangibles are being amortized over 20 years. Accumulated amortization totaled $38,572 and $25,772 as of December 31, 2001 and 2000, respectively. The Company does not expect the adoption of SFAS No. 142 Goodwill and other Intangible Assets to have a material effect on the consolidated financial statements.

Income Taxes

Kitchin Hospitality, LLC has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members are to report their proportionate share of the Company's taxable income or loss in their respective tax returns; therefore, no provision for income taxes has been included in the accompanying financial statements.

Advertising

The Company expenses advertising as incurred.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations ("SFAS No. 141"), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company adopted the standard on January 1, 2002. No asset impairment write-down will occur as a result of adoption.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002 and is evaluating what impact, if any, SFAS No. 144 will have on its consolidated financial statements.

3. Leases

In January 1994, the Company entered into a master lease (the "Lease") with the REIT whereby all of the operating Inns are leased to the Company under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn's construction.

The Jameson and Signature leases, which expire December 31, 2011 and December 31, 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, for each available room in the Inns at the beginning of the relevant month.

Percentage Rent, which is payable quarterly, is calculated as a percentage in excess of Base Rent of the total amount of room rental and other miscellaneous revenues realized by the Company over the relevant period. For Jameson Inns, the percentage is 39% of such revenues up to $22.65 per day per room in 2001 plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $38.00 per day per room in 2001 plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns for any calendar year may not exceed 47% of total room rental revenues Jameson Inns for that year. The $22.65 and $38.00 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2002 was adjusted to $23.01 and $38.61 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $31,279,152, $28,900,248 and $20,998,053 in 2001, 2000 and
1999, respectively, and assuming the same number of rooms in operation at December 31, 2001, would total $31,215,528 per year until the Lease expires.

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

4. Property and Equipment

Property and equipment consists of the following at December 31:

                                          2001              2000
                                   -----------------------------------

Furniture, fixtures and equipment     $ 1,475,419        $1,332,441
Leasehold improvements                    357,455           359,129
                                   -----------------------------------
                                        1,832,874         1,691,570
Accumulated depreciation               (1,230,242)         (980,231)
                                   -----------------------------------
                                      $   602,632        $  711,339
                                   ===================================

On April 2, 1999, the Company completed the sale of the outdoor advertising assets and certain operations of the Company to the REIT. These assets consist of approximately 100 roadside billboards on which advertising for the Jameson hotel properties and, in certain instances, other services or products for third parties, is placed. Consideration of $2,381,000 paid to the Company consisted of
(i) 72,727 newly issued shares of the REIT's Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000 which is secured by mortgages on the billboards and the revenues generated therefrom. The gain of $1,163,098 is being recognized over the lease period and $212,892 was recognized in each of the years ended December 31, 2001 and 2000, respectively.

5. Contracts

Contracts consist of the following at December 31:


                                                             2001                  2000
                                                        --------------------------------------

Costs incurred on contracts                                 $17,436,706           $41,599,541
Estimated earnings                                            3,994,038             6,698,806
                                                        --------------------------------------
Contract revenues earned                                     21,430,744            48,298,347
Less: billings                                               21,433,949            48,298,347
                                                        --------------------------------------
Costs and estimated earnings in excess of billings on
   contracts in progress                                    $     3,205           $         -
                                                        ======================================

The Company records income on construction contracts on the percentage-of-completion basis. Revisions to estimated contract profits are made in the year in which circumstances requiring such revisions become known. The effect of changes in the estimates of contract gross margins changed net income for the year ended December 31, 2001 and 2000 by an increase of approximately $804,000 and a decrease of approximately $576,000, respectively.

6. Notes Payable

Notes payable consist of the following at December 31:


                                                                                      2001         2000
                                                                                ---------------------------

$1.5 million line of credit, maturing on October 15, 2002, interest only installments due monthly until maturity. Interest accrues at the rate of prime plus 3/4 (5.5% at December 31, 2001). This loan is guaranteed by the CEO of the Company.

                                                                                    $ 11,300    $       -
Mortgage note payable, maturing October 2017, due in monthly installments of
     $2,873 of principal and interest with remaining unpaid balance payable at maturity. Interest accrues at prime plus 1.25% (6.0% at December 2001).
     This loan is guaranteed by the CEO of the Company.                              280,253       287,033


Notes payable, maturing, July 2009. Due in monthly installments of $425 of principal and interest with remaining unpaid balance payable at maturity.
     Interest accrues at a 10% per annum.

                                                                                      27,006        29,276
                                                                                 --------------------------
Total                                                                                318,559       316,309
Less current portion                                                                  13,512         9,916
                                                                                 --------------------------
                                                                                    $305,047     $ 306,393
                                                                                 ==========================


At December 31, 2001 and 2000, none of the Company's net book value of property and equipment was collateralized by the various notes payable.

The following table summarizes the scheduled aggregate principal payments for the notes payable for the five years subsequent to December 31, 2001 and thereafter:

            2002                            $     13,512
            2003                                  12,009
            2004                                  13,215
            2005                                  14,765
            2006                                  16,007
            Thereafter                           249,051
                                            ------------
                                            $    318,559
                                            ============

7. Related Party Transactions

At December 31, 2001 the Company had executed or expected to execute construction contracts with the REIT for new Inns or expansions totaling $7.4 million, of which $4.6 million had not been expended.

The Company shares office space and management with the REIT. The Company has a Cost Reimbursement Agreement with the REIT whereby the REIT agrees to pay for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. Overhead charged to the REIT was approximately $875,000, $962,000 and $417,000 for 2001, 2000 and 1999, respectively pursuant to the Cost Reimbursement Agreement and is reflected as overhead reimbursement income in the accompanying statements of income.

The Company's construction contracts with the REIT are generally fixed price and limit the Company's profit on each contract to 10% after considering costs of construction and certain other amounts. The Company does not believe that there were amounts in excess of such limitations at December 31, 2001, 2000 and 1999.

Although the REIT is the legal borrower of construction loans or related debt, the Company is responsible for interest due on such financing during the construction period as a part of its contract. Construction period interest incurred during 2001, 2000 and 1999, which is included in cost of revenues earned, totaled approximately $510,252, $1,686,879 and $1,596,925, respectively. Interest paid includes amounts paid on behalf of the REIT.

On June 5, 2001, the Company entered into a Capital Refurbishment Agreement with Jameson Inns, Inc. authorizing the Company to complete all refurbishment projects for Jameson Inns, Inc. The agreement requires Jameson Inns, Inc. to pay the Company cost, plus a 7% profit margin for the refurbishment projects. For the period June 5, 2001 (inception) to December 31, 2001, total amounts billed by the Company to Jameson Inns, Inc. in accordance with the Capital Refurbishment Agreement total $6,987,813 and are included as a component of construction revenues.

8. Commitments and Contingencies

The Company leases approximately 100 billboards from the REIT for initial terms of five years. These leases expire at various dates but generally include 5-year automatic renewal periods; the leases provide for future minimum payments by the Company as follows:


                  Year ending December 31,     $  628,009
                  2002                            628,009
                  2003                            628,009
                  2004                            628,009
                  2005                            628,009
                  2006                          2,960,311
                  Thereafter                   ----------
                                               $6,100,356
                                               ==========

The Company leases billboards from 3rd party companies for terms of 1 to 3 years. These leases expire at various dates then may continue on a month-to-month basis pending renewal or cancellation of the leases. The leases provide for future minimum payments by the Company as follows:


        Year ending December 31,
        2002                                     $782,068
        2003                                       42,348
                                                 --------
                                                 $824,416
                                                 ========

>From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Company's financial position or results of operations.