Form 10-K/A
period 2001-12-31
JAMESON INNS INC
filed 2002-04-30
CIK 914373

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

     Number of shares of common stock outstanding on March 20, 2002:11,740,846.

     This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to add the information required to be set forth in Part III.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors.

The Directors of the Company are:

     Thomas W. Kitchin, 60, is our Chief Executive Officer, a director and Chairman of the Board of Directors. He has been an officer and director of the Company since its incorporation in 1988. He served from 1977 until December 1986 as the President and Chairman of the Board of a public oil and gas company. Prior thereto, Mr. Kitchin was involved in the banking business for 16 years. Mr. Kitchin serves as a director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of a private school; and director of the Northside Hospital Advisory Board. Mr. Kitchin is the father of Craig R. Kitchin, our President and Chief Financial Officer.

     Michael E. Lawrence, 57, became a director in April 1994. Since March 1994, he has been Chief Executive Officer and a director of Sea Pines Associates, Inc., a publicly held corporation with approximately $50 million in annual revenues which owns and operates real estate and recreational properties on Hilton Head Island, South Carolina. Mr. Lawrence is president of Sea Pines Company, Inc. and Sea Pines Real Estate Company, Inc., both companies being subsidiaries of Sea Pines Associates, Inc. Prior to joining Sea Pines Associates, Inc., Mr. Lawrence was a management consultant with Ernst & Young from 1969 through 1989 and was a partner in that firm from 1982 through 1989. Mr. Lawrence also serves as a director of Atlantic Savings Bank and the Hilton Head Island Chamber of Commerce. Mr. Lawrence is a licensed real estate broker and a certified public accountant with a B.S. degree from Washington & Lee University and an M.B.A. degree from Emory University.

     Robert D. Hisrich, Ph. D., 57, became a director in October 1993. Dr. Hisrich has held the A. Malachi Mixon III Chair in Entrepreneurial Studies and has been a professor at the Weatherford School of Management, Case Western Reserve University, Cleveland, Ohio, since September 1993. From 1985 until his appointment at Case Western Reserve University, Dr. Hisrich held the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was a Professor of Marketing and a Director of the Enterprise Development Center at The University of Tulsa, Tulsa, Oklahoma. Dr. Hisrich was a visiting professor at the Technical University of Vienna in Austria in 2001 and at the University of Ljubljana in Slovenia in 2000. In the spring of 1992, Dr. Hisrich was a Visiting Professor of Entrepreneurship Studies at the University of Limerick, Limerick, Ireland, and from 1990 through 1991, he was a Fulbright Professor and holder of the Alexander Hamilton Chair in Entrepreneurship at the Foundation for Small Enterprise Economic Development, Budapest, Hungary. In the spring of 1989, Dr. Hisrich was a Fulbright Professor at the International Management Center, Budapest, Hungary. In addition, since 1974 Dr. Hisrich has been director of H & B Associates, a marketing and management consulting firm and is a director of Xeta Corporation, Noteworthy Corporation and NeoMed. He has also held a number of other academic positions and is widely published in the areas of marketing, management and entrepreneurship. Dr. Hisrich has a B.A. degree in English and science from DePauw University, an M.B.A. degree in marketing from the University of Cincinnati and a Ph.D. degree in business administration from the University of Cincinnati.

     Thomas J. O'Haren, 68, became a director in June 1997. Mr. O'Haren was employed for 30 years in sales and marketing for Cigna Financial Advisors, Inc., a company engaged in the insurance business. From May 1992 through September 1998, Mr. O'Haren served that company both as a regional vice president and as a consultant. Since October 1998, Mr. O'Haren has been a management consultant to the financial services industry. He is active in the insurance industry, including serving as an adjunct professor of leadership at The American College, the degree-granting college of the insurance industry, as a member of The American College Leadership Institute and as chairman of the board of trustees of the GAMA Foundation, a research foundation for the insurance industry. Mr. O'Haren has a B.S. degree in finance from Pennsylvania State University, received his Chartered Life Underwriter designation in 1966 and his designation as a Chartered Financial Consultant in 1983.

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

     Craig R. Kitchin, 34, became Chief Financial Officer of the Company in February 1994, Vice President-Finance in September 1997 and President in November 1998. He joined the Company as its Controller and Treasurer on June 15, 1992, upon receiving his M.B.A degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990, where his primary responsibilities included budgeting and forecasting overhead expenses. Mr. Kitchin graduated from Santa Clara University with a degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the Chief Executive Officer of the Company.

     William D. Walker, 48, is Vice President-Development of the Company. He has been an officer of the Company since its inception in 1988 and served as a director from 1988 through October 29, 1993. Prior to joining the Company, he worked in various financial management positions for 12 years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

     Steven A. Curlee, 50, became General Counsel and Secretary of the Company in January 1993 and Vice President-Legal in September 1997. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Masters of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

     Martin D. Brew, 41, has been an officer of Kitchin Hospitality and the Company since the acquisition of Signature Inns, Inc. in May 1999. He was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was employed by KPMG LLP prior to his employment with Signature Inns. Mr. Brew has a B. S. degree in business from Indiana University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission or the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports, and we are required to disclose in this proxy statement any failure to file by these dates during fiscal 2001.

     To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2001, all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation of Thomas W. Kitchin, our Chief Executive Officer, for services in all capacities to the Company during the fiscal years ended December 31, 1999, 2000, and 2001. No other executive officer of the Company had an annual salary and bonus in excess of $100,000 paid by the Company during any such year. No information is given as to any person for any fiscal year during which such person was not an executive officer of the Company.

                           Summary Compensation Table

                                        Annual Compensation                Long-Term Compensation Awards
                                        -------------------                -----------------------------

             Name and                                                   Restricted          Securities Underlying
        Principal Position              Year     Salary ($) (1)       Stock Awards ($)           Options (#)
        ------------------              ----     --------------       ----------------           -----------
Thomas W. Kitchin, Chairman and         2001         40,636            140,000 (2)                   --
Chief Executive Officer                 2000        111,749            700,000 (3)                   --
                                        1999         40,636                --                        --
                                                                                                     --

---------------

(1) Mr. Kitchin holds positions with Kitchin Hospitality, LLC ("Kitchin Hospitality"), as well as with the Company, and receives compensation from such entity. The amount set forth in the table represents an allocation to the Company by Kitchin Hospitality of Mr. Kitchin's total compensation from both entities (and their predecessors) based on the estimated time spent by Mr. Kitchin related to the Company. Compensation which Mr. Kitchin receives from Kitchin Hospitality is not reported in the table. See "Certain Relationships and Related Party Transactions - Cost Reimbursement Agreement."

(2) Represents the closing price of shares of common stock on the date of grant for 20,000 shares of restricted common stock granted in 2001 under the 1993 Stock Incentive Plan. These shares vest over a 10 year period with no vesting until the third anniversary of the grant, at which time the grants will be 30% vested and on each succeeding anniversary an additional 10% will vest.

(3) Represents the closing price of shares of common stock on the Nasdaq National Market on the date of grant for 100,000 shares of restricted common stock granted in 2000 under the Jameson 1996 Stock Incentive Plan. Such shares vest 10 years after the date of grant, assuming continuous employment with the Company through the date of vesting.

                 Option Exercises in Last Fiscal Year;Aggregate
                       Fiscal Year-End Values of Options

     The named executive officer did not exercise any options during 2001. The following table sets forth the values as of December 31, 2001, of all options held by the named executive officer during 2001.

                                       Number of Unexercised                   Value of Unexercised in-the-money
Name                                 Options at Fiscal Year-End                   Options at Fiscal Year-End
----                                 --------------------------                   --------------------------

                                 Exercisable             Unexercisable         Exercisable        Unexercisable
                                 -----------             -------------         -----------        -------------
Thomas W. Kitchin                  120,000                  70,000                  $0                   $0

     On April 12, 2002, Mr. Kitchin tendered 150,000 options to the Company pursuant to the terms of the Company's Schedule TO filed March 20, 2002, as amended.

Employment Agreement

     On November 29, 2001, the Company entered into an employment agreement with Thomas W. Kitchin effective as of December 1, 2001. Subject to early termination provisions, the employment agreement is for a two-year term and is subject to an automatic two-year renewal period unless the Company elects otherwise. The employment agreement provides that Mr. Kitchin's base salary payable by the Company for the first year is $338,632 multiplied by the percentage that the time Mr. Kitchin devotes to the business of the Company bears to the time Mr. Kitchin devotes to the business and affairs of the Company, the various Inns owned by the Company and Kitchin Hospitality. Mr. Kitchin is also eligible under the employment agreement to participate in Company incentive, profit sharing, savings, retirement and welfare benefit plans, and is entitled to expense reimbursement and other fringe benefits.

     If Mr. Kitchin's employment is terminated by the Company without cause or by Mr. Kitchin for good reason, Mr. Kitchin is entitled to the following: (a) two times his annual base salary then in effect and the average of his annual bonuses for the two preceding fiscal years; (b) the vesting of any all restricted stock and options to purchase Company common stock; (c) certain welfare benefits for two years; (d) any other benefits Mr. Kitchin is entitled to be paid, provided or is otherwise eligible to receive under any plan, program, policy, contract or agreement. In the event Mr. Kitchin resigns or he terminates his employment for other than good reason, Mr. Kitchin is entitled to an amount equal to his base salary to the date of termination.

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

Report on Executive Compensation

     The Compensation Committee met twice during 2001. At that meeting, the Compensation Committee approved the recommendations of Thomas W. Kitchin regarding stock option awards to executive officers and other key employees under the Jameson 1993 Stock Incentive Plan and recommended such awards to the Stock Plan Committee. All other decisions regarding the compensation of executive officers were in practice made by Mr. Kitchin, our Chief Executive Officer, Chairman of the Board and a director. Mr. Kitchin's base salary has not been increased since October 1996.

     This report is made by Dr. Robert D. Hisrich, Michael E. Lawrence and Thomas J. O'Haren who constituted the Compensation Committee during 2001.

Insider Participation in Compensation Decisions

     As noted above under "Report on Executive Compensation," Thomas W. Kitchin, our Chief Executive Officer, Chairman of the Board and a director, made recommendations to the Compensation Committee regarding stock option awards to executives and other key employees under the 1993 Plan. All other decisions regarding the compensation of executive officers was determined in practice during 2001 by Mr. Kitchin.

Stockholder Return Performance Graph

     Our common stock was first registered under the Securities Exchange Act of 1934 and was listed for trading on the Nasdaq National Market on January 27, 1994. The following graph compares the percentage change in the cumulative total stockholder return on our common stock during the five year period which commenced December 31, 1996, and ended December 31, 2001, with the cumulative total return on the Nasdaq Market - U.S. Index and the Standard & Poors Hotel-Motel Index.

                                PERFORMANCE CHART

                                                Period Ending
                        --------------------------------------------------------
Index                   12/31/96    12/31/97    12/31/98    12/31/99    12/31/00    12/31/01
--------------------------------------------------------------------------------------------
Jameson Inns, Inc.      100.00        94.85       79.04       69.50       65.26       51.03
NASDAQ - Total US*      100.00       122.48      172.68      320.89      193.01      153.15
SNL Hotel REITs         100.00       131.11       64.82       50.35       72.03       67.35
S&P Lodging - Hotels    100.00       139.78      113.87      113.86       92.10       86.37

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago 2002. Used with permission. All rights reserved. crsp.com


--------------------------------------------------------------------------------
           * All information provided in the graph above: (i) has been gathered by SNL Securities L.C. ("SNL") from sources believed by SNL to be reliable and (ii) is believed by SNL to be true and accurate in both form and content. However, although SNL makes every effort to ensure data accuracy, SNL does not guarantee or warrant the correctness, completeness, currentness, merchantability or fitness for a particular purpose of the information supplied. SNL shall not be liable for any loss or injury arising out of or caused, in whole or in part, directly or indirectly, by SNL's accidental acts or omissions in procuring, compiling, collecting, interpreting, reporting, communicating, or delivering said information. The graph was prepared by SNL at the special request of Jameson
           Inns, Inc. and for its own purposes.

     The above performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

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

     Under our 1997 Director Stock Option Plan (the "1997 Director Plan"), each of our directors who is serving as a director on the first business day following our annual meeting of stockholders and at such annual meeting was considered as a director who was continuing in office or was reelected as a director and is not otherwise an employee of the Company or an employee of any of our subsidiaries or affiliates is granted an option to purchase 5,000 shares of common stock as of the first business day following the annual meeting of our stockholders. Options granted under the 1997 Director Plan vest immediately at the time of grant and have a per share exercise price equal to the fair market value of a share of common stock at the close of business on the last business day preceding the day of grant. Options were granted to Dr. Hisrich, Mr. Lawrence and Mr. O'Haren in November 1997 when the 1997 Director Plan was adopted , with an exercise price of $11.625 per share. On June 29, 1998, May 8, 1999, June 19, 2000 and July 2, 2001, each of these directors received options to purchase 5,000 shares of common stock at exercise prices of $10.00, $9.00, $7.00 and $7.29 per share, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 26, 2002, regarding (a) the ownership of the Company's common stock by all persons known by the Company to be beneficial owners of more than five percent of such stock, and (b) the ownership of the Company's common stock, 9.25% Series A Cumulative Preferred Stock, par value $1.00 per share ("Series A Preferred Stock"), and $1.70 Series S Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series S Preferred Stock"), by (i) each director and nominee for director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table below, and (iii) all executive officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

                                                               Shares of
                                 Shares of                      Series A                       Shares of
                                  Common                        Preferred                  Series S Preferred
                                   Stock                          Stock                         Stock
Name of Owner or                Beneficially     Percentage    Beneficially    Percentage     Beneficially       Percentage
Identity of Group                 Owned (1)       of Class       Owned (1)       of Class     of Owned (1)       of Class
------------------              -------------    ----------    ------------    ----------   -----------------    ----------
Thomas W. Kitchin (2)              615,041          5.19%        72,727           5.71%            --                 --
 8 Perimeter Center East,
 Suite 8050
 Atlanta, Georgia
 30346-1604

Robert D. Hisrich (3)               50,900             *           --              --              --                 --

Michael E. Lawrence (3)             50,500             *           100              *              --                 --

Thomas J. O'Haren (3)               86,396             *           --              --              --                 --

All directors and                1,077,879          8.98%       72,827           5.71%             --                 --
 executive
  officers as a group
   (8 persons) (4)

-------
  *  Less than one percent (1%)

     1) The total number includes shares issued and outstanding as of April 26, 2002, plus shares which the owner shown above has the right to acquire within 60 days after April 26, 2002. For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after April 26, 2002, pursuant to the exercise of outstanding stock options.

     (2) Includes 46,938 shares owned by Kitchin Children's Trust, the beneficiaries of which are members of the family of Mr. Kitchin and of which Mr. Kitchin serves as trustee, 168,459 shares of restricted common stock and 18,850 shares owned jointly with Mr. Kitchin's spouse.

     (3) Includes 50,000 shares issuable upon the exercise of currently vested stock options.

     (4) Includes 150,067 shares issuable upon the exercise of currently vested stock options and 416,207 shares of restricted common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Leases. All of our operating hotel properties or Inns are leased, and future Inns are expected to be leased, to Kitchin Hospitality under several master leases from the various Jameson entities that hold legal title to the Inns. Kitchin Hospitality is a limited liability company owned 100% by Thomas W. Kitchin, our Chief Executive Officer, Chairman of the Board and director, and members of his family.

     The master leases covering our Jameson Inns (collectively, the "Jameson Lease") terminate December 31, 2011, subject to earlier termination upon the occurrence of certain events. The Jameson Lease provides for payment of base rent and, if required based on the formula set forth under the Jameson Lease, percentage rent. The Jameson Lease requires us to pay real and personal property taxes, general liability and casualty insurance premiums, the cost of maintaining structural elements, including underground utilities, and the cost of refurbishment of the Jameson Inns. Kitchin Hospitality is required to pay liability insurance premiums, utility costs and all other costs and expenses incurred in the operation of the Jameson Inns. The Leases covering our Signature Inns (collectively, the "Signature Lease") are substantially the same as the Jameson Lease except for the rental calculation. The Signature Lease expires December 31, 2012, subject to earlier termination upon the occurrence of certain events. In 2001, total rent, including both base rent and percentage rent charged to Kitchin Hospitality by us under the all master leases totaled $42.8 million.

     Turnkey Construction Contracts. All new Inns and expansions of existing Inns were constructed by Kitchin Hospitality or by its predecessor companies. It is anticipated that Kitchin Hospitality will act as general contractor for new Inns we build as well as expansions of existing Jameson Inns. All Inns and Inn expansions are constructed by Kitchin Hospitality on a turnkey basis pursuant to construction agreements with us. Kitchin Hospitality also performs all of the construction work for renovations of existing Inns. We paid Kitchin Hospitality an aggregate of approximately $29.1 million for construction of new Inns, expansions and renovations during the year ended December 31, 2001. Under the construction agreements, if the contract price for a new Inn or group of Inns or an Inn expansion exceeds Kitchin Hospitality's costs plus 10%, Kitchin Hospitality is required to refund the excess amount to us. The contract price as well as the other terms of each construction agreement submitted by Kitchin Hospitality are subject to approval by our independent directors.

     Cost Reimbursement Agreement. Our officers and employees are also employees of Kitchin Hospitality. Rather than duplicate payroll and certain other administrative functions, we have entered into and are a party to a Cost Reimbursement Agreement with Kitchin Hospitality which provides that the we will reimburse Kitchin Hospitality, on an actual cost basis, for the employee compensation and overhead costs attributable to us. Our officers and employees receive their salaries, hourly wages and fringe benefits entirely from Kitchin Hospitality, which also pays our office overhead and other general and administrative costs. Under the Cost Reimbursement Agreement, we determine for each officer and employee the amount that we would pay in salary and benefits if such person devoted 100% of his or her time to our business. Kitchin Hospitality then determines, subject to our review, the actual percentage of the person's time devoted to our business and applies that percentage to our established compensation amount. The resulting figure is the amount we reimburse Kitchin Hospitality with respect to officer or employee compensation. Office overhead and other general and administrative costs are also allocated to and borne by us based primarily on the amount of time spent by these officers and employees on our business. In 2001, these allocations of salary, office overhead and other general and administrative costs to us totaled approximately $875,000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, April 30, 2002.

                                            JAMESON INNS, INC.

                                            By:  /s/ Craig R. Kitchin
                                                 -------------------------------
                                                 Craig R. Kitchin, President