Form 10-Q
period 2002-03-31
JAMESON INNS INC
filed 2002-05-15
CIK 914373

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period to .

Commission file number 0-23256

JAMESON INNS, INC.
(Exact name of registrant as specified in its Articles)

Georgia	58-2079583
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8 Perimeter Center East, Suite 8050
Atlanta, Georgia 30346-1604
(Address of principal executive offices including zip codes)

(770) 901-9020
(Registrant’s telephone number, including area code)

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date—Common Stock, $.10 Par Value—11,857,442 shares outstanding as of May 10, 2002.

JAMESON INNS, INC

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2002	December 31, 2001
	(UNAUDITED)
Assets
Operating property and equipment	$379,502,359	$371,843,079
Property and equipment held for sale	3,770,083	9,813,893
Less: accumulated depreciation	(57,487,681)	(51,874,113)

	325,784,761	329,782,859
Cash	5,096,353	4,755,991
Restricted cash	521,530	648,924
Receivable from affiliate	4,895,816	87,037
Deferred finance costs, net	3,529,233	3,555,207
Other assets	792,389	531,178

	$340,620,082	$339,361,196

Liabilities and stockholders’ equity
Mortgage notes payable	$231,926,175	$227,062,652
Accounts payable and accrued expenses	397,115	467,859
Accrued interest payable	1,276,713	1,381,984
Accrued property and other taxes	1,946,123	2,166,105
Preferred stock dividends payable	1,667,198	1,667,190

	237,213,324	232,745,790
Stockholders’ equity:
Preferred stock, 1,272,727 shares authorized, 9.25%
Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5%
Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,741,375 shares (11,729,907 shares in 2001) issued and outstanding	1,174,137	1,172,991
Additional paid-in capital	99,795,385	103,005,179
Retained deficit	(1,026,991)	(1,026,991)

Total stockholders’ equity	103,406,758	106,615,406

	$340,620,082	$339,361,196

See accompanying notes.

JAMESON INNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2002	2001
Lease revenue	$9,889,026.00	$10,763,976
Expenses:
Property and other taxes	808,192	1,013,485
Insurance	325,000	250,800
Depreciation	5,117,824	4,860,850
General and administrative expenses	540,440	357,074
Loss on impairment of real estate	—	900,000
(Gain) loss on disposal of real estate	54,752	(499,423)
(Gain) on sale of land	—	(197,068)

Total expenses	6,846,208	6,685,718

Income from operations	3,042,818	4,078,258
Interest expense, net of capitalized amounts	4,125,358	4,834,041
Other income	8,148	8,148

Loss before extraordinary loss	(1,074,392)	(747,635)
Extraordinary loss—early extinguishment of debt	11,934	92,799

Net loss	(1,086,326)	(840,434)
Less preferred stock dividends	1,667,190	1,667,183

Net loss attributable to common stockholders	$(2,753,516)	$(2,507,617)

Per common share:
Income (loss) before extraordinary loss:
Basic and diluted	$(0.25)	$(0.22)
Net income (loss):
Basic and diluted	$(0.25)	$(0.23)
Weighted Average Shares—Basic and diluted	11,233,073	11,144,839

See accompanying notes.

JAMESON INNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net loss	$(1,086,326)	$(840,434)
Adjustments to reconcile net loss to cash used in operating activities:
Extraordinary loss	11,934	92,799
Depreciation and amortization	5,328,802	5,041,488
Stock-based compensation expense	88,964	80,176
Loss on impairment of real estate	—	900,000
(Gain) loss on disposal of property and equipment	54,752	(696,491)
Changes in assets and liabilities increasing (decreasing) cash:
Restricted cash	127,394	(225)
Other assets	(261,211)	(20,377)
Accounts payable and accrued expenses	(70,744)	(59,249)
(Payable to) affiliate	(4,808,779)	(7,089,214)
Accrued interest payable	(105,271)	101,772
Accrued property and other taxes	(219,982)	(133,691)

Net cash used in operating activities	(940,467)	(2,623,446)

Investing Activities
Proceeds from disposition of land, property and equipment	1,850,000	297,068
Additions to property and equipment	(3,024,478)	(4,068,021)

Net cash used in investing activities	(1,174,478)	(3,770,953)

Financing Activities
Common stock dividends paid	(589,342)	(2,830,788)
Preferred stock dividends paid	(1,667,183)	(1,667,183)
Proceeds from issuance of common stock, net	45,247	89,829
Proceeds from mortgage notes payable	9,699,660	27,316,651
Payment of deferred finance costs	(196,938)	(225,187)
Payoff of loans	(2,932,473)	(8,131,523)
Payments on mortgage notes payable	(1,903,664)	(1,535,521)

Net cash provided by financing activities	2,455,307	13,016,278
Net change in cash	340,362	6,621,879
Cash at beginning of year	4,755,991	1,976,592

Cash at end of period	$5,096,353	$8,598,471

See accompanying notes.

JAMESON INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Financial Statements

We are a self-administered real estate investment trust, commonly called a REIT, headquartered in Atlanta, Georgia. We develop and own limited service hotel properties (“Inns”) in the southeastern United States under the trademark “The Jameson Inn®.” In addition, we own Inns in the Midwestern United States operating under the trademark “Signature Inn®.” In this report, we sometimes refer separately to the Inns operating under the Jameson trademark as “Jameson Inns” and to those operating under the Signature trademark as “Signature Inns.”

At March 31, 2002 there were 98 Jameson Inns in operation in ten Southeastern states and 25 Signature Inns in operation in six Midwestern states, with a total of 8,312 rooms. One additional Jameson Inn and one expansion of an existing Jameson Inn were under construction at March 31, 2002.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2001.

2.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2002	2001
Numerator
Income (loss) before extraordinary loss	$(1,074,392)	$(747,635)
Extraordinary loss	(11,934)	(92,799)
Net income (loss)	(1,086,326)	(840,434)
Preferred stock dividends	(1,667,190)	(1,667,183)

Numerator for basic earnings per share—income (loss) available to common stockholders	$(2,753,516)	$(2,507,617)

Denominator
Weighted average shares outstanding	11,735,643	11,561,209
Less: Unvested restricted shares	(502,570)	(416,370)

Denominator for basic and diluted earnings per share	11,233,073	11,144,839

Basic and Diluted Earnings Per Common Share
Income (loss) before extraordinary loss	$(.25)	$(.22)
Extraordinary loss	—	(.01)

Net income (loss)	$(.25)	$(.23)

Options to purchase 1,009,933 and 900,721 shares of common stock for the three months ended March 31, 2002 and 2001 were outstanding but were not included in the computation of diluted earnings per share because the securities’ exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

3.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (“SFAS No. 141”), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001. There is no impact to the Company as a result of adopting this standard.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company’s adoption of the standard on January 1, 2002, will have no effect on the Company’s financial statements. There is no impact to the Company as a result of adopting this standard.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. There is no impact on the operations or presentation of the financial statements this quarter as all assets disposed of in the quarter or held for sale at the end of the quarter were classified as held for sale under SFAS No. 121, and therefore presented in accordance with previous guidance. In future periods no impact other than presentation in the financial statements is expected under SFAS No. 144.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our historical consolidated financial statements and those of Kitchin Hospitality, LLC (“Kitchin Hospitality”) and the accompanying notes which are included in this report.

General

The Company owns limited service hotels located in fourteen states. On March 31, 2002, there were 98 operating Jameson Inns (5,360 available rooms) and 25 operating Signature Inns (2,952 available rooms). The Company opened three expansions during the first quarter of 2002. One Signature Inn hotel was sold during the first quarter 2002.

Our primary source of revenue is rent payments by Kitchin Hospitality under master leases (“the Leases”) covering all of the operating Inns. The Leases provide for the payment of base rent and percentage rent. The principal determinant of percentage rent is Kitchin Hospitality’s Room Revenues from the Inns, as defined by the Leases.

The following table shows certain selected hotel operating statistics for the Inns owned by the Company and operated by Kitchin Hospitality. The term “Same Inns “ refers to our Inns, which were operating during the entire period for each of the comparison periods.

Selected Hotel Statistics	Three Months Ended
	March 31, 2002	March 31, 2001
Jameson Inns
All Inns:
Occupancy Rate	49.7%	55.3%
Average Daily Rate	$57.66	$55.46
REVPAR	$28.68	$30.66

Interior:
Occupancy Rate	47.4%	53.5%
Average Daily Rate	$62.10	$61.10
REVPAR	$29.41	$32.69

60 Room Exterior:
Occupancy Rate	51.2%	57.7%
Average Daily Rate	$56.18	$54.41
REVPAR	$28.75	$31.41

40 Room Exterior:
Occupancy Rate	50.1%	53.5%
Average Daily Rate	$55.29	$52.84
REVPAR	$27.72	$28.29

Same Inns (93 hotels):
Occupancy Rate	50.8%	56.4%
Average Daily Rate	$57.85	$55.62
REVPAR	$29.36	$31.34

Signature Inns
All Inns:
Occupancy Rate	35.6%	43.4%
Average Daily Rate	$61.29	$63.38
REVPAR	$21.82	$27.50

Same Inns (25 hotels):
Occupancy Rate	36.0%	44.1%
Average Daily Rate	$61.35	$63.51
REVPAR	$22.08	$28.03

Combined Brands
Same Inns (118 hotels):
Occupancy Rate	45.3%	51.7%
Average Daily Rate	$58.88	$58.16
REVPAR	$26.66	$30.09

All Inns:
Occupancy Rate	44.6%	50.9%
Average Daily Rate	$58.71	$57.93
REVPAR	$26.21	$29.51

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001.

For the 2002 first quarter, we earned base rent and percentage rent from hotels in the aggregate amount of $9.8 million. Our lease revenues for the 2002 first quarter decreased by $0.7 million as compared to the 2001 first quarter. This was due to the following factors:

•	Lease revenues earned from the Signature Inns decreased approximately $154,000 in first quarter 2002 versus the first quarter 2001 primarily due to the changes in rooms available.

•
Lease revenues earned from the Jameson Inns decreased approximately $718,000 in the first quarter 2002 as compared to the same period in 2001, due primarily to a decrease in REVPAR of 7% and decrease of 3,764 room nights available in 2002 compared to 2001. From January 1, 2001 through March 31, 2002 five new Jameson Inns and eight expansions of existing Inns were opened, offset by the sale of eleven Inns.

•	The events of September 11th further contributed to the slowdown in travel and demand for hotel rooms brought on by the already softening U.S. economy.

We received $177,000 in billboard lease rentals during the 2002 first quarter compared to $181,000 for the 2001 first quarter.

Our property and other taxes and insurance expenses totaled $808,192 in the first quarter of 2002, compared with $1.0 million for the same period in 2001. The decrease is attributable primarily changes in the franchise tax laws in some of the states in which our inns are located and lower property tax assessments on properties that are not performing as well as they have in the past.

Our depreciation expense increased from $4.9 million in the first quarter of 2001 to $5.1 million in the first quarter 2002, due primarily to the capital improvements at our Inns.

Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office from Kitchin Hospitality. Our general and administrative expense for the first quarter 2002 was $540,000 as compared to $357,000 for the same period in 2001 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

During the first quarter of 2002, we sold the Signature Inn located in Cincinnati, OH (Northeast). The result of this sale was a net reduction to earnings of $55,000. During first quarter 2001 we experienced a negative net impact on our earnings of approximately $204,000 with respect to properties sold or held for sale. This was comprised of a $900,000 loss on impairment of real estate related to three of our properties, a net gain of $499,000 upon the sale of two other hotel properties, and a net gain of $197,000 in connection with the sale of a tract of land during 2001.

Our interest expense decreased from $4.8 million in first quarter 2001 to $4.1 million in first quarter of 2002. This was the result of lower average effective interest rates, partially offset by a decrease in the amount of interest expense that was capitalized to new construction.

Funds From Operations

The following table illustrates our calculation of funds from operations on a historical basis for the periods indicated:

	Period Ended March 31,
	2002	2001
	(dollars in thousands)
Net income (loss) available to common stockholders	$(2,754)	$(2,508)
Add (subtract):
Depreciation expense	5,118	4,861
(Gain) loss on disposal of real estate	55	(499)
Extraordinary loss — early extinguishment of debt	12	93
Loss on impairment of real estate	—	900

Funds From Operations	$2,431	$2,847

Liquidity and Capital Resources

Our net cash used in operations was $940,000 during first quarter 2002. Our principal sources of liquidity are:

•	our funds generated from operations,
•	existing cash on hand,
•	the remaining availability under the construction loans,
•	proceeds from the refinancing of Inns with increased borrowing capacity, and
•	net proceeds from the sale of our properties held for sale.

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

Our net cash used in investing activities for the first quarter 2002 totaled $1.2 million. We received net cash proceeds totaling $1.9 million from the sale of one Inn. Proceeds from this asset sale were primarily used to retire debt. Additions to property and equipment totaled $3.0 million for the first quarter 2002 as compared to $4.1 million in the same period of 2001. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $933,000 for first quarter 2002 as compared to $739,000 for first quarter 2001. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, and possibly from additional borrowings. These capital expenditures are in addition to amount spent on normal repairs and maintenance, which are paid for by the lessee Kitchin Hospitality, LLC. The remaining $2.0 million in the first three months of 2002 is due primarily to the opening of expansions of three Inns.

Our net cash provided by financing activities during the first three months ended March 31, 2002 totaled $2.5 million. This amount included the payment of distributions to common and preferred shareholders of $2.3 million, net proceeds from our Dividend Reinvestment Plan of $134,000, proceeds from mortgage notes net of repayments of $6.6 million, and scheduled long-term debt payments of $1.9 million.

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

At March 31, 2002 the Company had total indebtedness of $232 million. Of this amount, approximately $200 million is variable rate debt adjustable during 2002, which primarily consists of individual property mortgages that adjust one time per year and are based off of the prime rate or U.S. Treasury rate. Most of the debt that adjusts during 2002 will be fixed for twelve months following the adjustment dates.

During 2001, the Company entered into multiple interest rate cap agreements on $109 million of outstanding indebtedness at a cost of approximately $109,000. These interest rate cap agreements limit the Company’s exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates. During the first quarter 2002 the weighted average interest rate was 6.8% as compared to 8.5% during the same period in 2001.

As of March 31, 2002, we had one Jameson Inn under construction in West Monroe, LA with remaining construction costs, excluding land and closing costs, expected to total $2.1 million when the project is complete. For this property, we had obtained a commitment of $2.6 million, with remaining availability of $1.1 million at March 31, 2002. Additionally, the Inn expansion planned for second quarter 2002 is expected to total $900,000 when the project is complete. We have obtained construction loan commitments totaling $668,000 to fund this expansion. To fund the completion of the properties under construction we will use the remaining availability under the construction loans, availability on the Lines and proceeds from the refinancing of Inns with increased borrowing capacity. We are also considering possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will most likely be of shares of our preferred stock, but they may include our common stock as well. As of March 31, 2002, no shares have been repurchased under the program.

We have four stock incentive plans in place. As of March 31, 2002, 1,423,884 shares of our common stock were reserved for issuance, including 152,971 available for future option grants and restricted stock grants under the 1993 and 1996 plans. Options to purchase 1,009,993 shares of our common stock were outstanding (including 615,443 which were exercisable). In addition, as of March 31, 2002, 502,570 shares of our common stock issued to certain key employees of Jameson and Kitchin Hospitality are restricted as to sale until vested in 2006 through 2010.

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

On March 20, 2002, we filed a tender offer to cancel options to purchase shares of common stock issued under the 1993 stock incentive plan. This offer is still in process.

Forward-Looking Statements

There are a number of statements in this news release which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as changes in interest rates, our expansion plans (including construction of new Inns and expansion of existing Inns), dispositions of hotels, availability of debt financing and capital, payment of quarterly dividends, effects of terrorist acts similar in nature to those which occurred September 11, 2001, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether the actual results and developments will conform to our expectations and predictions are subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Kitchin Hospitality’s willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) changes in short-term interest rates;(5) the business opportunities (or lack thereof) that may be presented to and pursued by us; (6) the availability of qualified managers and employees necessary for our planned growth; (7) changes in governmental laws or regulations and (8) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

The Lessee — Kitchin Hospitality, LLC

Kitchin Hospitality is wholly owned by Thomas W. Kitchin, our Chairman and chief executive officer, and other family members. Kitchin Hospitality leases, operates and develops Inns owned by Jameson Inns, Inc. In addition, a subsidiary of Kitchin Hospitality serves as a general contractor on the construction of various commercial buildings.

The following table summarizes the unaudited financial results of Kitchin Hospitality.

	Three Months Ended March 31
	2002	2001
Room revenues	$20,180,015	$22,797,950
Construction revenues	4,773,347	4,034,061
Other income	1,309,922	454,580

Total revenues	26,263,284	27,286,591
Inn operating expenses	11,300,053	11,301,565
Lease expense	9,712,344	10,565,335
Construction and other expenses	3,829,091	4,444,261
General and administrative	2,556,688	2,820,693
Depreciation and amortization	72,982	67,840

Total expenses	27,471,158	29,199,690

Net income (loss)	$(1,207,874)	$(1,913,099)

Dividends/Distributions to Stockholders

On March 20, 2002, the Company declared a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends were paid on April 20, 2002 to shareholders of record on March 29, 2002.

On April 25, 2002, the Company declared a quarterly dividend of $0.05 per common share. The dividend is payable on May 20, 2002, to shareholders of record on May 3, 2002.

The Company’s future decisions to pay its common dividend will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. We currently anticipate that the Company should be able to pay an aggregate of $0.20 in cash dividends per common share during the full year of 2002. The Company expects to pay the full quarterly cash dividends on its Series A and Series S preferred stock during 2002.

Seasonality

The hotel industry is seasonal in nature. The hotel revenues recognized by Kitchin Hospitality are generally greater in the second and third quarters than in the first and fourth quarters. This seasonality pattern can be expected to cause quarterly fluctuations in our lease revenues.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited, and may in the future limit, Kitchin Hospitality’s ability to raise rates in the face of inflation.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see note 1 to the consolidated financial statements). We believe that of our significant accounting policies (see note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Impairment of real estate assets

Whenever events or changes in circumstances indicate that the carrying values of our property and equipment may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset’s value. Any impairment losses we recognize are recorded as operating expenses. In first quarter 2001, we recognized $900,000 of impairment losses. We did not recognize any impairment losses in the first quarter of 2002.

We review long-lived assets for impairment when the current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows. We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the economy and improvements in demand for lodging in our markets; if actual conditions differ from those in our assumptions, the actual results of each asset’s actual future operations could be significantly different from the estimated results we used in our analysis.

Overhead Allocation from Kitchin Hospitality

Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged the Company $391,000 and $180,000 in 2002 and 2001, respectively of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement.

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

PART II

OTHER INFORMATION

ITEM 6.    REPORTS ON FORM 8-K

(a)
Reports on Form 8-K- On February 2, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the issuance of the company’s press release announcing its operating results for the fourth quarter and year ended 2001. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

(b)
Reports on Form 8-K- On March 20, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the issuance of the company’s press release announcing its first quarter 2002 preferred stock dividends. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMESON INNS, INC.

Date: May 14, 2002	By:	/s/ CRAIG R. KITCHIN
Craig R. Kitchin President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MARTIN D. BREW
Martin D. Brew Treasurer and Corporate Controller (Principal Accounting Officer)