Form 10-Q
period 2002-06-30
JAMESON INNS INC
filed 2002-08-14
CIK 914373

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended June 30, 2002
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

(770) 481-0305
(Registrant’s telephone number, including area code)

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date—Common Stock, $.10 Par Value—11,857,914 shares outstanding as of August 7, 2002.

JAMESON INNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(UNAUDITED)
Assets
Operating property and equipment	$384,328,533	$371,843,079
Property and equipment held for sale	1,435,251	9,813,893
Less: accumulated depreciation	(62,420,212)	(51,874,113)

	323,343,572	329,782,859

Cash	5,087,585	4,755,991
Restricted cash	521,530	648,924
Receivable from affiliate	3,077,801	87,037
Deferred finance costs, net	3,248,938	3,555,207
Other assets	1,128,640	531,178

	$336,408,066	$339,361,196

Liabilities and stockholders’ equity
Mortgage notes payable	$228,316,345	$227,062,652
Accounts payable and accrued expenses	404,296	467,859
Accrued interest payable	1,126,402	1,381,984
Accrued property and other taxes	2,081,378	2,166,105
Preferred stock dividends payable	1,667,821	1,667,190

	233,596,242	232,745,790
Stockholders’ equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,857,816 shares (11,729,907 shares in 2001) issued and outstanding	1,185,782	1,172,991
Additional paid-in capital	99,188,806	103,005,179
Retained deficit	(1,026,991)	(1,026,991)

Total stockholders’ equity	102,811,824	106,615,406

	$336,408,066	$339,361,196

See accompanying notes.

JAMESON INNS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Lease revenue	$11,710,009	$11,650,990	$21,599,035	$22,414,966

Expenses:
Property and other taxes	948,609	1,004,915	1,756,801	2,018,400
Insurance	365,000	238,800	690,000	489,600
Depreciation	4,944,994	4,818,604	10,062,818	9,679,454
General and administrative expenses	589,711	358,063	1,130,151	715,137
Loss on impairment of real estate	—	100,000	—	1,000,000
(Gain) loss on disposal of real estate	(480,893)	(730,498)	(426,141)	(1,229,921)
(Gain) on sale of land	(7,970)	—	(7,970)	(197,068)

Total expenses	6,359,451	5,789,884	13,205,659	12,475,602

Income from operations	5,350,558	5,861,106	8,393,376	9,939,364

Interest expense, net of capitalized amounts	3,787,985	4,752,651	7,913,343	9,586,692
Other income	8,431	8,148	16,579	16,295

Income before extraordinary loss	1,571,004	1,116,603	496,612	368,967
Extraordinary loss—early extinguishment of debt	45,711	92,240	57,645	185,039

Net income	1,525,293	1,024,363	438,967	183,928
Less preferred stock dividends	1,667,190	1,667,176	3,334,380	3,334,359

Net loss attributable to common stockholders	$(141,897)	$(642,813)	$(2,895,413)	$(3,150,431)

Per common share:
Income (loss) before extraordinary loss:
Basic and diluted	$(0.01)	$(0.05)	$(0.25)	$(0.27)

Net income (loss):
Basic and diluted	$(0.01)	$(0.06)	$(0.26)	$(0.28)

Weighted Average Shares—Basic and diluted	11,245,796	11,161,862	11,239,469	11,153,398

See accompanying notes.

JAMESON INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2002	2001
Operating Activities
Net income	$438,967	$183,928
Adjustments to reconcile net income to cash provided by operating activities:
Extraordinary loss	57,645	185,039
Depreciation and amortization	10,490,212	10,036,824
Stock-based compensation expense	197,259	167,941
Loss on impairment of real estate	—	1,000,000
(Gain) on sale of land	(7,970)	(197,068)
(Gain) on disposal of property and equipment	(426,141)	(1,229,921)
Changes in assets and liabilities increasing (decreasing) cash:
Restricted cash	127,394	(5,310)
Other assets	(597,462)	(387,129)
Accounts payable and accrued expenses	(63,563)	27,073
Receivable from affiliate	(2,990,764)	(3,394,767)
Accrued interest payable	(255,582)	104,922
	(84,726)	97,606

Net cash provided by operating activities	6,885,269	6,589,138

Investing Activities
Proceeds from disposition of real estate	4,825,000	6,984,370
Proceeds from disposition of land	32,700	297,068
Additions to property and equipment	(8,051,395)	(16,322,392)

Net cash used in investing activities	(3,193,695)	(9,040,954)

Financing Activities
Common stock dividends paid	(1,182,045)	(5,686,519)
Preferred stock dividends paid	(3,333,750)	(3,334,365)
Proceeds from issuance of common stock, net	76,617	552,510
Proceeds from mortgage notes payable	11,179,818	39,025,296
Payment of deferred finance costs	(174,495)	(440,835)
Payoff of mortgage loans	(5,985,028)	(18,521,863)
Payments on mortgage notes payable	(3,941,097)	(2,690,414)

Net cash (used in) provided by financing activities	(3,359,980)	8,903,810

Net change in cash	331,594	6,451,994
Cash at beginning of year	4,755,991	1,976,592

Cash at end of period	$5,087,585	$8,428,586

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

At June 30, 2002 there were 97 Jameson Inns in operation in southeastern states and 25 Signature Inns in operation in midwestern states, with a total of 8,319 rooms in fourteen states.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2001.

2.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Numerator
Income (loss) before extraordinary loss	$1,571,004	$1,116,603	$496,612	$368,967
Extraordinary loss	(45,711)	(92,240)	(57,645)	(185,039)

Net income (loss)	1,525,293	1,024,363	438,967	183,928
Preferred stock dividends	(1,667,190)	(1,667,176)	(3,334,380)	(3,334,359)

Numerator for basic earnings per share— income (loss) available to common stockholders	$(141,897)	$(642,813)	$(2,895,413)	$(3,150,431)

Denominator
Weighted average shares outstanding	11,839,661	11,665,254	11,787,939	11,613,519
Less: Unvested restricted shares	(593,865)	(503,392)	(548,470)	(460,121)

Denominator for basic and diluted earnings per share	11,245,796	11,161,862	11,239,469	11,153,398

Basic and Diluted Earnings Per Common Share
Income (loss) before extraordinary loss	$(.01)	$(.05)	$(.25)	$(.27)
Extraordinary loss	—	(.01)	(.01)	(.01)

Net income (loss)	$(.01)	$(.06)	$(.26)	$(.28)

Options to purchase 538,167 and 833,589 shares of common stock for the three months and six months ended June 30, 2002 and 2001 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

3.    Debt

At June 30, 2002 and December 31, 2001, approximately $323.0 million and $330.0 million, respectively, of the Company’s net book value of its investment in properties collateralized the mortgage notes payable. At June 30, 2002 and 2001, the carrying value of the long-term debt approximated its fair value. At June 30, 2002 there are letters of credit in the total amount of $11.5 million which were issued for our benefit as collateral for our outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, and are scheduled to mature on December 1, 2016. These letters of credit are secured by four of our Signature Inns. If not extended by October 15, 2002, the letters of credit will expire on December 31, 2002. The bank issuer of those letters of credit has recently indicated that it may not extend the letters of credit. We are currently seeking replacement letters of credit as well as negotiating with the issuer for an extension. We expect that we will be able to obtain a replacement or extension of these letters of credit, but in the event we cannot, the letters of credit could be called and we would be obligated to pay the full amount of $11.5 million on demand.

As a result of the early extinguishments of certain debt, the Company incurred extraordinary losses of $57,645 and $185,039 during the first six months of 2002 and 2001, respectively, comprised of unamortized deferred finance costs and prepayment penalties.

During 2001, the Company entered into multiple interest rate cap agreements on $109 million of outstanding indebtedness at a cost of approximately $109,000. These interest rate cap agreements limit the Company’s exposure to increases in the prime rate above specified cap rates for on-year periods commencing on the interest rate readjustment dates. During the first six months of 2002 the weighted average interest rate was 6.5% as compared to 8.6% during the same period in 2001. The company is amortizing costs associated with the interest rate cap agreements purchased in 2001 and including these costs in interest expense.

4.    Related Party Transactions

The Company shares employees and office space with Kitchin Hospitality, which is wholly owned by Thomas W. Kitchin, the Company’s chairman and chief executive officer, and his family. Under the Cost Reimbursement Agreement, Kitchin Hospitality charged the Company approximately $265,000 and $120,000 for the second quarter 2002 and 2001 respectively. The Company expensed approximately $265,000 and $108,000 of the allocated costs in the second quarter of 2002 and 2001 respectively. For the first six months of 2002 and 2001, Kitchin Hospitality charged the Company approximately $665,000 and $353,000, respectively. The Company expensed approximately $665,000 and $284,000 in the first six months of 2002 and 2001, respectively.

5.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (“SFAS No. 141”), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001. There was no impact to the Company as a result of adopting this standard.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company adopted this standard on January 1, 2002. There was no impact to the Company as a result of adopting this standard.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard effective January 1, 2002. There was no impact on the operations or presentation of the financial statements that period, as all assets disposed of in the period or held for sale at the end of the period were classified as held for sale under SFAS No. 121, and therefore presented in accordance with previous guidance. In future periods no impact other than presentation in the financial statements is expected under SFAS No 144.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company owns limited service hotels located in fourteen states. On June 30, 2002, there were 97 operating Jameson Inns (5,367 available rooms) and 25 operating Signature Inns (2,952 available rooms). The Company opened one Jameson Inn and four expansions during the first and second quarters of 2002. One Signature Inn hotel was sold during the first quarter 2002 and two Jameson Inns were sold during the second quarter 2002.
Our primary source of revenue is rent payments by Kitchin Hospitality under master leases (“the Leases”) covering all of the operating Inns. The Leases provide for the payment of base rent and percentage rent. The principal determinant of percentage rent is Kitchin Hospitality’s Room Revenues from the Inns, as defined by the Leases.

The following shows, by brand, certain selected hotel operating statistics for the Inns owned by the Company and operated by Kitchin Hospitality. The term “All Inns” refers to our Inns, which were operating at any time during each period including sold hotels up to the date of sale. The term “Same Inns “ refers to our Inns, which were operating during the entire period for each of the comparison periods.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Jameson Inns
All Inns (110):
Occupancy Rate	59.8%	60.5%	54.8%	57.9%
Average Daily Rate	$57.58	$56.13	$57.62	$55.81
REVPAR	$34.43	$33.98	$31.58	$32.32

Interior (26):
Occupancy Rate	56.2%	54.7%	51.8%	54.1%
Average Daily Rate	$60.50	$59.32	$61.22	$60.17
REVPAR	$34.02	$32.45	$31.74	$32.57

60 Room Exterior (39):
Occupancy Rate	62.7%	64.7%	57.2%	61.4%
Average Daily Rate	$56.22	$55.60	$56.21	$55.03
REVPAR	$35.28	$35.99	$32.12	$33.81

40 Room Exterior (45):
Occupancy Rate	59.4%	60.1%	54.8%	56.7%
Average Daily Rate	$56.69	$54.55	$56.05	$53.72
REVPAR	$33.65	$32.76	$30.71	$30.45

Same Inns (91 hotels):
Occupancy Rate	60.5%	61.3%	55.6%	58.3%
Average Daily Rate	$57.55	$56.12	$57.70	$55.79
REVPAR	$34.80	$34.43	$32.11	$32.54

Signature Inns
All Inns (26):
Occupancy Rate	47.0%	53.4%	41.3%	48.4%
Average Daily Rate	$63.69	$61.91	$62.66	$62.56
REVPAR	$29.94	$33.08	$25.87	$30.31

Same Inns (25 hotels):
Occupancy Rate	47.0%	54.0%	41.5%	49.1%
Average Daily Rate	$63.69	$62.03	$62.68	$62.69
REVPAR	$29.94	$33.52	$26.03	$30.79

Combined Brands
All Inns (136 hotels):
Occupancy Rate	55.2%	57.9%	50.0%	54.4%
Average Daily Rate	$59.43	$58.09	$59.11	$58.01
REVPAR	$32.83	$33.65	$29.53	$31.58

Same Inns (116):
Occupancy Rate	55.4%	58.6%	50.4%	54.9%
Average Daily Rate	$59.50	$58.20	$59.24	$58.09
REVPAR	$32.98	$34.08	$29.83	$31.89

Results of Operations

Comparison of the Three Months Ended June 30, 2002 and June 30, 2001.

For the 2002 second quarter, we earned base rent and percentage rent from hotels in the aggregate amount of $11.5 million. Our lease revenues for the 2002 second quarter increased by $63,000 as compared to the 2001 second quarter. This was due to the following factors:

•
Lease revenues earned from the Jameson Inns increased approximately $185,000 in the second quarter 2002 as compared to the same period in 2001, due primarily to a increase in REVPAR of 1.3% and an increase of 8,573 room nights available in 2002 compared to 2001. From January 1, 2001 through June 30, 2002 six new Jameson Inns and nine expansions of existing Inns were opened, offset by the sale of thirteen Inns.

•
Lease revenues earned from the Signature Inns decreased approximately $122,000 in second quarter 2002 versus the second quarter 2001 due to a decrease of 9,009 room nights available in 2002 as compared to 2001.

We received $180,000 in billboard lease rentals during the 2002 second quarter compared to $183,000 for the 2001 second quarter.

Our property and other taxes and insurance expenses totaled $1.3 million in the second quarter of 2002, compared with $1.2 million for the same period in 2001. The increase is attributable primarily to increases in insurance costs.

Our depreciation expense increased from $4.8 million in the second quarter of 2001 to $4.9 million in the second quarter 2002, due primarily to the capital improvements at our Inns.

Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office from Kitchin Hospitality under a cost reimbursement agreement. Our general and administrative expense for the second quarter 2002 was $590,000 as compared to $358,000 for the same period in 2001 primarily due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s as well as a decrease in the development and construction of new Inns.

During the second quarter of 2002, we sold the Jameson Inn located in Covington, Georgia and the Jameson Inn located in Winder, Georgia and a tract of land in Tullahoma, TN. The result of these sales was a net increase to earnings of $489,000. During second quarter 2001 we experienced a positive net impact on our earnings of approximately $630,000 with respect to properties sold or held for sale. This was comprised of a gain of $730,000 on properties sold partially offset by an impairment loss of $100,000 on properties held for sale.

Our interest expense decreased from $4.8 million in second quarter 2001 to $3.8 million in second quarter of 2002. This was the result of lower average effective interest rates (8.7% for the second quarter 2002 compared to 6.2% for the second quarter 2001), partially offset by an increase in outstanding indebtedness.

As a result of the early extinguishment of certain debt, the Company incurred extraordinary losses of $45,711 and $92,240 in the second quarter 2002 and 2001, respectively, comprised of the unamortized deferred finance costs and prepayment penalties.

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001.

For the first six months 2002, we earned base rent and percentage rent from hotels in the aggregate amount of $21.2 million. Our lease revenues for the first six months 2002 decreased by $809,000 as compared to the first six months 2001. This was due to the following factors:

•
Lease revenues earned from the Jameson Inns decreased approximately $533,000 in the first six months of 2002 as compared to the same period in 2001, due primarily to a decrease in REVPAR of 2.3% offset by an increase of 9,259 room nights available in 2002 compared to 2001. From January 1, 2001 through June 30, 2002 six new Jameson Inns and nine expansions of existing Inns were opened, offset by the sale of thirteen Inns.

•
Lease revenues earned from the Signature Inns decreased approximately $276,000 in first six months of 2002 versus the first six months of 2001 primarily due to 13,048 less room nights available in the 2002 period as compared to the 2001 period.

We received $357,000 in billboard lease rentals during the first six months of 2002 compared to $364,000 for the same period in 2001.

Our property and other taxes and insurance expenses remained relatively flat at $2.4 million in the first six months of 2002 and 2001 due to an increase in insurance costs offset by a decrease in franchise taxes. The decrease in franchise taxes was due to favorable tax law changes in the states in which we do business.

Our depreciation expense increased from $9.7 million in the first six months of 2001 to $10.1 million in the first six months of 2002, due primarily to the capital improvements at our Inns.

Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office from Kitchin Hospitality under a cost reimbursement agreement. Our general and administrative expense for the first six months of 2002 was $1.1 million as compared to $715,000 for the same period in 2001. This increase was primarily due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s as well as a decrease in the development and construction of new Inns.

During the first six months of 2002, we sold the Signature Inn located in Cincinnati OH (Northeast), the Jameson Inn located in Covington, Georgia and the Jameson Inn located in Winder, Georgia. The result of these sales was a net increase to earnings of $434,000. During first six months of 2001 we experienced a positive net impact on our earnings of approximately $427,000 with respect to properties sold or held for sale. This was comprised of a $1,000,000 loss on impairment of real estate, a net gain of $1.23 million upon the sale of hotel properties, and a net gain of $197,000 in connection with the sale of a tract of land during 2001.

Our interest expense decreased from $9.6 million in the first six months of 2001 to $7.9 million in same period of 2002. This was the result of lower average effective interest rates (6.5% for the first six months of 2002 compared to 8.6% for the first six months of 2001), partially offset by an increase in outstanding indebtedness.

As a result of the early extinguishment of certain debt, the Company incurred extraordinary losses of $57,645 and $185,039 in the first six months of 2002 and 2001, respectively, comprised of the unamortized deferred finance costs and prepayment penalties.

Funds from Operations

The following illustrates the calculation of funds from operations for the periods indicated:

	Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) available to common stockholders	$(141,897)	$(642,813)	$(2,895,413)	$(3,150,431)
Depreciation expense	4,944,994	4,818,604	10,062,818	9,679,454
(Gain) on disposal of real estate	(480,893)	(730,498)	(426,141)	(1,229,921)
Extraordinary loss – early extinguishment of debt	45,711	92,240	57,645	185,039
Loss on impairment of real estate	—	100,000	—	1,000,000

Funds from Operations	$4,367,915	$3,637,533	$6,798,909	$6,484,141

Liquidity and Capital Resources

Our net cash provided by operations was $6.9 million during first six months of 2002. The Company’s principal sources of liquidity to meet its cash requirements, including distributions to shareholders and repayments of indebtedness are:

•	our funds generated from operations,
•	existing cash on hand,
•	the remaining availability under the line of credit and construction loan ($1.8 million at June 30, 2002),
•	proceeds from the refinancing of Inns with increased borrowing capacity, and
•	net proceeds from the sale of properties.

These funds are used to meet the future financing needs for new property construction and expansion, the refurbishing costs of our existing Inns, and certain other operating needs including the payment of dividends and other operating expenses. As a REIT, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to a REIT under the Internal Revenue Code. We expect to fund these distributions through cash generated from operations, existing cash on hand and external borrowings as necessary.

Our net cash used in investing activities for the first six months of 2002 totaled $3.2 million. We received net cash proceeds totaling $4.8 million from the sale of three Inns. Proceeds from these asset sales were primarily used to retire debt. We may sell additional Inns in the future although we had no agreements to sell additional Inns at June 30, 2002. Additions to property and equipment totaled $8.1 million for the first six months of 2002 as compared to $16.3 million in the same period of 2001. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $3.2 million for first six months of 2002 as compared to $3.3 million for first six months 2001. We plan to spend $6.2 million for 2002 on refurbishment and renovation projects. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, and possibly from additional borrowings. These capital expenditures are in addition to amount spent on normal repairs and maintenance, which are paid for by the lessee Kitchin Hospitality. The remaining $4.9 million in the first six months of 2002 is due primarily to the opening of one Inn and expansions of four Inns.

Our net cash used in financing activities during the first six months ended June 30, 2002 totaled $3.4 million. This amount included the payment of distributions to common and preferred shareholders of $4.5 million, net proceeds from our Dividend Reinvestment Plan of $77,000, proceeds from mortgage notes net of repayments of $5.2 million, and scheduled long-term debt payments of $3.9 million. During the remainder of 2002, we anticipate making additional debt repayments totaling approximately $4.9 million. At June 30, 2002 there are letters of credit in the total amount of $11.5 million which were issued for our benefit as collateral for our outstanding Adjustable Rate

Economic Development Revenue Refunding Bonds, Series 1999 and are scheduled to mature on December 1, 2016. These letters of credit are secured by four of our Signature Inns. If not extended by October 15, 2002, the letters of credit will expire on December 31, 2002. The bank issuer of those letters of credit has recently indicated that it may not extend the letters of credit. We are currently seeking replacement letters of credit as well as negotiating with the issuer for an extension. We expect that we will be able to obtain a replacement or extension of these letters of credit, but in the event we cannot, the letters of credit could be called and we would be obligated to pay the full amount of $11.5 million on demand.

We expect to selectively continue to develop additional Jameson Inns and to expand existing Jameson Inns, as suitable opportunities arise and if adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of any new Inns entirely with bank borrowings. While we believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth. We continue to consider possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

At June 30, 2002 the Company had total indebtedness of $228.3 million. Of this amount, approximately $200.0 million is variable rate debt, which primarily consists of individual property mortgages that adjust one time per year and are based off of the prime rate or U.S. Treasury rate. Most of the debt that adjusts during 2002 will be fixed for twelve months following the interest rate adjustment date. In January 2002, interest rates on $39.9 million of adjustable rate debt were reset at a weighted average rate of 5.5%; in April 2002, interest rates on $39.1 million of adjustable rate debt were reset at a weighted average rate of 5.1%; and in July 2002, interest rates on $52.3 million of adjustable rate debt were reset at a weighted average rate of 5.65%.

During 2001, the Company entered into multiple interest rate cap agreements on $109 million of outstanding indebtedness at a cost of approximately $109,000. These interest rate cap agreements limit the Company’s exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates. During the first six months of 2002 the weighted average interest rate was 6.5% as compared to 8.6% during the same period in 2001. The Company is amortizing costs associated with the interest rate cap agreements purchased in 2001 and including these costs in interest expense.

In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will be shares of our preferred stock, but may also include our common stock. As of June 30, 2002, no shares have been repurchased under the program.

We have four stock incentive plans in place. As of June 30, 2002, 1,435,528 shares of our common stock were reserved for issuance, including 360,791 available for future option grants and restricted stock grants under the 1993 and 1996 plans. Options to purchase 808,167 shares of our common stock were outstanding (including 573,133, which were exercisable). In addition, as of June 30, 2002, 612,070 shares of our common stock issued to certain key employees of Jameson and Kitchin Hospitality are restricted as to sale until vested in 2006 through 2012. On March 20, 2002, we made a tender offer for outstanding options to purchase shares of common stock issued under the 1993 stock incentive plan at a nominal price of $.01 per option share. As a result of this tender offer, 186,276 options were tendered and cancelled during the second quarter 2002.

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

Forward-Looking Statements

There are a number of statements in this report which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as changes in interest rates, our expansion plans (including construction of new Inns and expansion of existing Inns), dispositions of hotels, availability of debt financing and capital, payment of quarterly dividends, effects of terrorist acts similar in nature to those which occurred September 11, 2001, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether the actual results and developments will conform to our expectations and predictions are subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the increase in the number of Inns; (2) Kitchin Hospitality’s willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) changes in short-term interest rates; (5) our ability to repay or refinance debt at its maturity; (6) the business opportunities (or lack thereof) that may be presented to and pursued by us; (7) the availability of qualified managers and employees necessary for our planned growth; (8) changes in governmental laws or regulations and (9) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

The Lessee – Kitchin Hospitality, LLC

Kitchin Hospitality is wholly owned by Thomas W. Kitchin, our Chairman and chief executive officer, and other family members. Kitchin Hospitality leases, operates and develops Inns owned by Jameson Inns, Inc. In addition, a subsidiary of Kitchin Hospitality serves as a general contractor on the construction of various commercial buildings.

The following table summarizes the unaudited financial results of Kitchin Hospitality.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Room revenues	$25,056,752	$26,055,763	$45,768,459	$48,853,713
Construction revenues	7,556,439	12,340,737	12,329,786	16,374,798
Other income	400,686	456,345	1,178,916	910,925

Total revenue	33,013,877	38,852,845	59,277,161	66,139,436

Inn operating expenses	9,104,755	10,583,480	23,200,894	21,885,045
Lease expense	11,530,336	11,450,334	21,242,680	22,015,699
Construction and other expenses	6,460,192	10,815,546	10,289,283	15,259,773
General and administrative	4,093,438	3,591,935	3,854,040	6,412,628
Depreciation and amortization	68,427	67,706	141,409	135,546

Total expenses	31,257,148	36,509,001	58,728,306	65,708,691

Net income	$1,756,729	$2,343,844	$548,855	$430,745

Dividends/Distributions to Stockholders

On June 18, 2002, the Company declared a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends were paid on July 22, 2002 to shareholders of record on June 28, 2002.

On July 25, 2002, the Company declared a quarterly dividend of $0.05 per common share. The dividend is payable on August 20, 2002, to shareholders of record on August 2, 2002.

The Company’s future decisions to pay its common dividend will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. We currently anticipate that the Company will pay an aggregate of $0.20 in cash dividends per common share during the full year of 2002. The Company expects to pay the full quarterly cash dividends on its Series A and Series S preferred stock during 2002.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of real estate assets

Whenever events or changes in circumstances indicate that the carrying values of our property and equipment may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset’s value. Any impairment losses we recognize are recorded as operating expenses. In the first six months of 2001, we recognized $1.0 million of impairment losses. We did not recognize any impairment losses in the first six months of 2002.

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

Overhead Allocation from Kitchin Hospitality

The Company shares employees and office space with Kitchin Hospitality, which is wholly owned by Thomas W. Kitchin, the Company’s chairman and chief executive officer, and his family. Under the Cost Reimbursement Agreement, Kitchin Hospitality charged the Company approximately $265,000 and $120,000 for the second quarter 2002 and 2001 respectively. The Company expensed approximately $265,000 and $108,000 of the allocated costs in the second quarter of 2002 and 2001 respectively. For the first six months of 2002 and 2001, Kitchin Hospitality charged the Company approximately $665,000 and $353,000, respectively. The Company expensed approximately $665,000 and $284,000 in the first six months of 2002 and 2001, respectively.

Accrued Expenses

The Company relies on various estimates to determine the amounts that are recorded as accrued expenses.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A significant portion of our existing indebtedness is subject to adjustable interest rates primarily with twelve month interest rate readjustment dates, and is secured by our Inns and billboards. Because of the current relative unavailability and high cost of fixed interest rate long-term financing, we anticipate that the majority of our future borrowings will continue to be at interest rates which adjust with certain indices. Therefore, our costs of financing our floating rate debt may increase subject to events beyond our direct control. We expect to continue to selectively obtain financial instruments, including interest rate cap agreements, to limit the Company’s exposure to increases in future short term interest rates.

PART II

OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholders meeting on June 29, 2002. The following matters were submitted to a vote of the Company’s stockholders, and the stockholders’ votes were as follows:

1.
Thomas W. Kitchin was elected as director for a three-year term. There were 10,764,348 shares voted in favor and 447,551 shares voted which were withheld. The terms of Michael E. Lawrence (term expires in 2004), Robert D. Hisrich (term expires in 2003) and Thomas J. O’Haren (term expires in 2003) continued after the meeting.

2.
The selection of the firm of Ernst & Young LLP was ratified as the independent auditor of the Company’s for the year ending December 31, 2002. There were 11,062,978 shares voted in favor, 94,484 shares voted against, and 36,437 shares abstained from voting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

10.1
Capital Improvement Contract between Jameson Inns, Inc. and Kitchin Development & Construction Company, LLC (a wholly owned subsidiary of KH, LLC) dated August 2, 2002 for capital improvement work on Jameson Inns and Signature Inns.

10.2	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Development and Construction Company, LLC ( a wholly owned subsidiary of KH, LLC) dated August 2, 2002.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

(1).
On April 22, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the date that the company will file its press release announcing its operating results for the first quarter ended March 31, 2002. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

(2).
On April 25, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the issuance of the company’s press release announcing its first quarter 2002 common stock dividends. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

(3).
On May 9, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the issuance of the company’s press release announcing its financial results for the first quarter 2002. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

(4).
On June 11, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the issuance of the company’s press release announcing its hotel statistics for the month ended May 31, 2002. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

(5).
On June 18, 2002 Jameson Inns, Inc. filed a current report on Form 8-K reporting under Item 5 the issuance of the company’s press release announcing its preferred stock dividends for the second quarter of 2002. A copy of the press release is filed as an exhibit to that report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMESON INNS, INC.

Dated: August 14, 2002	By:	/s/ THOMAS W. KITCHIN
Thomas W. Kitchin Chief Executive Officer (Principal Executive Officer)

By:	/s/ CRAIG R. KITCHIN
Craig R. Kitchin President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MARTIN D. BREW
Martin D. Brew Treasurer and Chief Accounting Officer (Principal Accounting Officer)