Form 10-Q
period 2002-09-30
JAMESON INNS INC
filed 2002-11-15
CIK 914373

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period to .

Commission file number 0-23256

JAMESON INNS, INC.
(Exact name of registrant as specified in its Articles)

Georgia (State or other jurisdiction of incorporation)	58-2079583 (I.R.S. Employer Identification No.)

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
☒ Yes ☐ No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value – 11,866,704 shares outstanding as of November 7, 2002.

JAMESON INNS, INC.
INDEX

SIGNATURES	18

CERTIFICATIONS	19

EXHIBITS	21

JAMESON INNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(UNAUDITED)

Assets
Operating property and equipment	$384,683,576	$371,843,079
Property and equipment held for sale	1,385,251	9,813,893
Less: accumulated depreciation	(66,924,927)	(51,874,113)

	319,143,900	329,782,859

Cash	6,254,395	4,755,991
Restricted cash	523,315	648,924
Receivable from affiliate	2,835,472	87,037
Deferred finance costs, net	3,015,402	3,555,207
Other assets	820,743	531,178

	$332,593,227	$339,361,196

Liabilities and stockholders’ equity
Mortgage notes payable	$225,318,959	$227,062,652
Accounts payable and accrued expenses	259,799	467,859
Accrued interest payable	1,043,795	1,381,984
Accrued property and other taxes	2,710,191	2,166,105
Preferred stock dividends payable	1,666,871	1,667,190

	230,999,615	232,745,790
Stockholders’ equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,866,337 shares (11,729,907 shares in 2001) issued and outstanding	1,186,635	1,172,991
Additional paid-in capital	97,969,741	103,005,179
Retained deficit	(1,026,991)	(1,026,991)

Total stockholders’ equity	101,593,612	106,615,406

	$332,593,227	$339,361,196

See accompanying notes.

JAMESON INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Lease revenue	$11,109,499	$11,306,738	$32,602,002	$33,610,349

Expenses:
Property and other taxes	960,898	1,082,671	2,710,296	3,093,106
Insurance	383,765	237,657	1,070,427	724,972
Depreciation	4,863,861	4,772,674	14,883,894	14,411,722
General and administrative expenses	591,383	314,421	1,721,534	1,029,558
Loss on impairment of real estate	—	460,000	—	1,460,000
(Gain) loss on disposal of real estate	—	83,699	(426,141)	(1,146,222)
(Gain) on sale of land	(1,235)	—	(9,205)	(197,068)

Total expenses	6,798,672	6,951,122	19,950,805	19,376,068

Income from operations	4,310,827	4,355,616	12,651,197	14,234,281

Interest expense, net of capitalized amounts	3,601,485	4,682,579	11,473,280	14,228,373
Other income	8,148	8,149	24,727	24,444

Income (loss) before discontinued operations and extraordinary loss	717,490	(318,814)	1,202,644	30,352
Income from discontinued operations	14,145	7,605	25,603	13,603
Gain on sale of discontinued operations	132,286	—	132,286	—

Income (loss) before extraordinary loss	863,921	(311,209)	1,360,533	43,955
Extraordinary loss - early extinguishment of debt	—	68,218	57,645	253,257

Net income (loss)	863,921	(379,427)	1,302,888	(209,302)
Less preferred stock dividends	1,666,871	1,667,190	5,001,251	5,001,549

Net loss attributable to common stockholders	$(802,950)	$(2,046,617)	$(3,698,363)	$(5,210,851)

Per common share (basic and diluted):
Loss before discontinued operations and extraordinary loss	($0.08)	($0.18)	($0.34)	($0.45)
Discontinued operations	0.01	—	0.01	—
Extraordinary loss - early extinguishment of debt	—	—	—	(0.02)
Net loss	($0.07)	($0.18)	($0.33)	($0.47)

Weighted average shares - basic and diluted	11,255,393	11,185,801	11,244,836	11,165,112

See accompanying notes.

JAMESON INNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Operating Activities
Net income (loss)	$1,302,888	$(209,302)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Extraordinary loss	57,645	253,257
Depreciation and amortization	15,672,750	15,011,314
Stock-based compensation expense	308,259	354,840
Loss on impairment of real estate	—	1,460,000
(Gain) on sale of land	(9,205)	(197,068)
(Gain) on disposal of property and equipment	(558,427)	(1,146,222)
Changes in assets and liabilities increasing (decreasing) cash:
Restricted cash	125,609	(7,129)
Other assets	(289,565)	(402,861)
Accounts payable and accrued expenses	(208,060)	(197,721)
Receivable from affiliate	(2,748,435)	(3,675,904)
Accrued interest payable	(338,189)	521
Accrued property and other taxes	544,086	577,144

Net cash provided by operating activities	13,859,356	11,820,869

Investing Activities
Proceeds from disposition of real estate	6,425,000	9,124,370
Proceeds from disposition of land	102,700	297,068
Additions to property and equipment	(10,249,680)	(23,667,312)

Net cash used in investing activities	(3,721,980)	(14,245,874)

Financing Activities
Common stock dividends paid	(1,965,228)	(8,547,630)
Preferred stock dividends paid	(5,001,570)	(5,001,350)
Proceeds from issuance of common stock, net	333,538	256,112
Proceeds from mortgage notes payable	11,485,300	44,739,542
Payment of deferred finance costs	(262,019)	(603,247)
Payoff of mortgage notes payable	(7,067,081)	(20,476,843)
Payments on mortgage notes payable	(6,161,912)	(4,294,476)

Net cash (used in) provided by financing activities	(8,638,972)	6,072,108

Net change in cash	1,498,404	3,647,103
Cash at beginning of year	4,755,991	1,976,592

Cash at end of period	$6,254,395	$5,623,695

See accompanying notes.

JAMESON INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Business and Basis of Financial Statements

Jameson Inns, Inc. is a self-administered real estate investment trust, commonly called a REIT, headquartered in Atlanta, Georgia. We develop and own limited service hotel properties (“Inns”) in the southeastern United States under the trademark “The Jameson Inn®.” In addition, we own Inns in the midwestern United States operating under the trademark “Signature Inn ®.” In this report, we sometimes refer separately to the Inns operating under the Jameson trademark as “Jameson Inns” and to those operating under the Signature trademark as “Signature Inns.”

At September 30, 2002 there were 96 Jameson Inns in operation and 25 Signature Inns in operation, with a total of 8,279 rooms in fourteen states.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2001.

2.       Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Numerator
Income (loss) before discontinued operations and extraordinary loss	$717,490	$(318,814)	$1,202,644	$30,352
Discontinued operations	14,145	7,605	25,603	13,603
Gain on sale of discontinued operations	132,286	—	132,286	—
Extraordinary loss	—	68,218	57,645	253,257

Net income (loss)	863,921	(379,427)	1,302,888	(209,302)
Less: preferred stock dividends	1,666,871	1,667,190	5,001,251	5,001,549

Numerator for basic earnings per share –Loss available to common stockholders	$(802,950)	$(2,046,617)	$(3,698,363)	$(5,210,851)

Denominator
Weighted average shares outstanding	11,873,242	11,687,942	11,862,943	11,638,544
Less: Unvested restricted shares	(617,849)	(502,141)	(618,107)	(473,432)

Denominator for basic and diluted earnings per Share	11,255,393	11,185,801	11,244,836	11,165,112

Basic and Diluted Earnings (Loss) Per Common Share
Loss before discontinued operations and extraordinary loss	$(0.08)	$(0.18)	$(0.34)	$(0.45)
Discontinued operations	—	—	—	—
Gain on sale of discontinued operations	0.01	—	0.01	—
Extraordinary loss	—	—	—	(.02)

Net loss	$(0.07)	$(0.18)	$(0.33)	$(0.47)

Options to purchase 723,167 and 784,333 shares of common stock for the three and nine month periods ended September 30, 2002 and 2001 were outstanding but were excluded from the computation of diluted earnings per share because the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was excluded in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

3.       Debt

At September 30, 2002 and December 31, 2001, approximately $319.0 million and $330.0 million, respectively, of the Company’s net book value of its investment in properties collateralized the mortgage notes payable. At September 30, 2002 and December 31, 2001, the carrying value of the long-term debt approximated its fair value. At September 30, 2002 there are letters of credit aggregating $11.5 million which were issued for our benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, that are scheduled to mature on December 1, 2016. These letters of credit expire on December 31, 2003.

As a result of the early extinguishments of certain debt, the Company incurred extraordinary losses of $57,645 and $253,257 during the first nine months of 2002 and 2001, respectively, comprised of the expensing of unamortized deferred finance costs and prepayment penalties.

During 2001, the Company entered into multiple interest rate cap agreements on $109 million of outstanding indebtedness at a cost of approximately $109,000. These interest rate cap agreements limit the Company’s exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates.

During the first nine months of 2002, the weighted average interest rate on a debt was 6.3% compared to 8.5% during the same period in 2001.

4.       Related Party Transactions with Kitchin Hospitality, LLC

The Company shares employees and office space with Kitchin Hospitality, which is wholly owned by Thomas W. Kitchin, the Company’s chairman and chief executive officer, and his family. Under the Cost Reimbursement Agreement, Kitchin Hospitality charged the Company approximately $357,000 and $159,000 for the third quarter 2002 and 2001, respectively. The Company expensed these allocated costs in the third quarter of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, Kitchin Hospitality charged the Company approximately $1,022,000 and $512,000, respectively. The Company expensed approximately $1,022,000 and $443,000 in the first nine months of 2002 and 2001, respectively.

5.       Discontinued Operations

On August 30, 2002, the Company sold the Jameson Inn located in Macon, Georgia. Total revenues related to the asset of $40,000 and $147,000 and income from discontinued operations of $14,000 and $26,000 for the three and nine month periods ended September 30, 2002, respectively, are included in discontinued operations. The Company recognized a gain of $132,000 in third quarter 2002 on the sale of the property. Total revenues related to the asset of $55,000 and $166,000 and income from discontinued operations of $8,000 and $14,000 for the three and nine months ended September 30, 2001, respectively are included in discontinued operations.

6.        Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (“SFAS No. 141”), which eliminates the pooling method of accounting for all business combinations initiated after September 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after September 30, 2001. There was no impact to the Company as a result of adopting this standard.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company adopted this standard effective January 1, 2002. There was no impact to the Company as a result of adopting this standard.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted this standard on January 1, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We own limited service hotels located in fourteen states. On September 30, 2002, there were 96 operating Jameson Inns (5,327 available rooms) and 25 operating Signature Inns (2,952 available rooms). The Company opened one Jameson Inn and four expansions during the first nine months of 2002. One Signature Inn hotel was sold during the first quarter of 2002, two Jameson Inns were sold during the second quarter of 2002, and one Jameson Inn was sold during the third quarter of 2002.

Our primary source of revenue are rental payments by Kitchin Hospitality under master leases (“the Leases”) covering all of the operating Inns. The Leases provide for the payment of base rent and percentage rent. The principal determinant of percentage rent is Room Revenues from the Inns, as defined by the Leases.

The following shows, by brand, certain selected hotel operating statistics for the Inns owned by the Company and operated by Kitchin Hospitality. The term “All Inns” refers to our Inns which were operating at any time during each period including sold hotels up to the date of sale. The term “Same Inns” refers to our Inns which were operating during the entire period for each of the comparison periods.

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Jameson Inns
All Inns (110):
Occupancy Rate	55.6%	55.5%	55.1%	57.1%
Average Daily Rate	$58.50	$56.89	$57.92	$56.17
REVPAR	$32.52	$31.55	$31.90	$32.06

Same Inns (91 hotels):
Occupancy Rate	55.8%	55.9%	55.7%	58.1%
Average Daily Rate	$58.48	$56.99	$57.95	$56.20
REVPAR	$32.66	$31.88	$32.29	$32.65

Signature Inns
All Inns (26):
Occupancy Rate	49.0%	56.2%	43.9%	51.1%
Average Daily Rate	$66.03	$63.32	$63.89	$62.84
REVPAR	$32.38	$35.60	$28.03	$32.09

Same Inns (25 hotels):
Occupancy Rate	49.0%	56.3%	44.1%	51.5%
Average Daily Rate	$66.03	$63.58	$63.92	$63.02
REVPAR	$32.38	$35.77	$28.16	$32.47

Combined Brands
All Inns (136 hotels):
Occupancy Rate	53.3%	55.7%	51.1%	54.9%
Average Daily Rate	$60.96	$59.24	$59.75	$58.43
REVPAR	$32.47	$33.02	$30.52	$32.07

Same Inns (116):
Occupancy Rate	53.4%	56.1%	51.4%	55.6%
Average Daily Rate	$60.99	$59.42	$59.87	$58.61
REVPAR	$32.56	$33.31	$30.74	$32.58

Results of Operations

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001

For the 2002 third quarter, we earned base rent and percentage rent in the aggregate amount of $11.1 million. Our lease revenues for the 2002 third quarter decreased by $198,000 as compared to the 2001 third quarter. This was due to the following factors:

•
Lease revenues earned from the Jameson Inns increased approximately $171,000 in the third quarter 2002 as compared to the same period in 2001, due primarily to an increase of 2.8% in the average daily rate and a slight increase of less than 1% in the occupancy rate, partially offset by a decrease of 2,351 room nights available in 2002 compared to 2001. From January 1, 2001 through September 30, 2002 six new Jameson Inns and nine expansions of existing Inns were completed and fourteen Inns sold.

•
Lease revenues earned from the Signature Inns decreased approximately $354,000 in third quarter 2002 versus third quarter 2001 due to a decrease of 9,108 room nights available in 2002 as compared to 2001 and a seven percentage point decline in the occupancy rate, offset by a 4.3% increase in the average daily rate. One Signature Inn was sold during the first quarter of 2002.

•	Lease revenue earned from billboards decreased $15,000 in third quarter of 2002 versus third quarter of 2001 due to the sale of certain billboards in connection with Inn sales during 2001.

Our property and other taxes and insurance expenses remained flat at $1.3 million in the third quarter of 2002 and 2001. This is attributable to increases in insurance costs offset by a decrease in the franchise taxes due to changes in the franchise tax laws in certain of the states in which we own Inns.

Our depreciation expense increased slightly from $4.8 million in the third quarter of 2001 to $4.9 million in the third quarter 2002, due primarily to the capital improvements at our Inns.

Our general and administrative expense includes overhead charges for management, accounting and legal services for the corporate home office from Kitchin Hospitality under a cost reimbursement agreement. Our general and administrative expenses for the third quarter 2002 was $591,000 as compared to $314,000 for the same period in 2001 primarily due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s as well as a decrease in the development and construction of new Inns. In addition, costs associated with professional fees and investor relations increased in 2002 and are included in general and administrative expense.

During the third quarter of 2002, we sold the Jameson Inn located in Macon, Georgia and a tract of land in Cheraw, South Carolina. The result of these sales was a net increase to earnings of $134,000. During third quarter 2001 we experienced a negative net impact on our earnings of approximately $544,000 with respect to properties sold or held for sale. This was comprised of a loss of $84,000 on properties sold and an impairment loss of $460,000 on properties held for sale.

Our interest expense decreased from $4.7 million in third quarter 2001 to $3.6 million in third quarter of 2002. This was the result of lower average effective interest rates (5.8% for the third quarter 2002 compared to 8.2% for the third quarter 2001).

We incurred extraordinary losses of $68,000 in third quarter 2001, comprised of the expensing of unamortized deferred finance costs and prepayment penalties as a result of the early extinguishments of certain debt.

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001

For the first nine months 2002, we earned base rent and percentage rent in the aggregate amount of $32.6 million. Our lease revenues for the first nine months 2002 decreased by $1.0 million as compared to the first nine months 2001. This was due to the following factors:

•
Lease revenues earned from the Jameson Inns decreased approximately $357,000 in the first nine months of 2002 as compared to the same period in 2001, due primarily to a decrease in the occupancy rate of two percentage points, partially offset by an increase of 10,209 room nights available in 2002 compared to 2001 and an increase in the average daily rate of 3.1%. From January 1, 2001 through September 30, 2002 six new Jameson Inns and nine expansions of existing Inns were opened, offset by the sale of fourteen Inns.

•
Lease revenues earned from the Signature Inns decreased approximately $630,000 in first nine months of 2002 versus the first nine months of 2001 primarily due to 22,176 less room nights available in the 2002 period as compared to the 2001 period and a seven percentage point decline in the occupancy rate for the 2002 period, partially offset by an increase in the average daily rate of 1.7%.

•	We received $527,000 in billboard lease rentals during the first nine months of 2002 compared to $548,000 for the same period in 2001.

Our property and other taxes and insurance expenses remained relatively flat at $3.8 million in the first nine months of 2002 and 2001 due to an increase in insurance costs offset by a decrease in franchise taxes. The decrease in franchise taxes was due to favorable tax law changes in certain of the states in which we own Inns.

Our depreciation expense increased from $14.4 million in the first nine months of 2001 to $14.9 million in the first nine months of 2002, due primarily to the capital improvements at our Inns.

Our general and administrative expenses include overhead charges for management, accounting and legal services for the corporate home office from Kitchin Hospitality under a cost reimbursement agreement. Our general and administrative expense for the first nine months of 2002 was $1.7 million as compared to $1.0 million for the same period in 2001. This increase was primarily due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s as well as a decrease in the development and construction of new Inns. In addition, costs associated with professional fees and investor relations increased in 2002 and are included in general and administrative expense.

During the first nine months of 2002, we sold Jameson Inns located in Covington, Georgia, Winder, Georgia, Macon, Georgia, a Signature Inn located in Cincinnati, Ohio (Northeast), and tracts of land in Tullahoma, Tennessee and Cheraw, South Carolina. The result of these sales was a net increase to earnings of $567,000. During the first nine months of 2001, we experienced a negative net impact on our earnings of approximately $117,000 with respect to properties sold or held for sale. This was comprised of a gain of $1,343,000 on properties sold and an impairment loss of $1,460,000 on properties held for sale.

Our interest expense decreased from $14.2 million in the first nine months of 2001 to $11.5 million in the same period of 2002. This was the result of lower average effective interest rates (6.3% for the first nine months of 2002 compared to 8.5% for the first nine months of 2001).

We incurred extraordinary losses of $58,000 and $253,000 in the first nine months of 2002 and 2001, respectively, comprised of the expensing of unamortized deferred finance costs and prepayment penalties as a result of the early extinguishments of certain debt.

Funds from Operations

The following illustrates the calculation of funds from operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss available to common stockholders	$(802,950)	$(2,046,617)	$(3,698,363)	$(5,210,851)
Plus:
Depreciation expense	4,878,251	4,793,050	14,941,069	14,472,504
Extraordinary loss – early extinguishment of debt	—	68,218	57,645	253,257
Loss on impairment of real estate	—	460,000	—	1,460,000
(Gain) loss on disposal of real estate	(132,286)	83,699	(558,427)	(1,146,222)

Funds from operations	$3,943,015	$3,358,350	$10,741,924	$9,828,688

Liquidity and Capital Resources

Our net cash provided by operations was $13.8 million during the first nine months of 2002. The Company’s principal sources of liquidity to meet its cash requirements, including distributions to shareholders and repayments of indebtedness are:

•	our funds generated from operations,

•	existing cash on hand,

•	the remaining availability under the line of credit and expansion construction loan ($1.6 million at September 30, 2002),

•	proceeds from the refinancing of Inns with increased borrowing capacity, and

•	net proceeds from the sale of Inns and land held for sale.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other operating needs including the payment of dividends and other operating expenses. As a REIT, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to a REIT under the Internal Revenue Code. We expect to fund any required distributions through cash generated from operations, existing cash on hand and external borrowings as necessary. However, we do not anticipate having net taxable income in 2002.

Our net cash used in investing activities for the first nine months of 2002 totaled $3.7 million. We received net cash proceeds totaling $6.5 million from the sale of four Inns and two parcels of land. Proceeds from these asset sales were primarily used to retire debt. We may sell additional Inns in the future although we had no agreements to sell additional Inns at September 30, 2002. Additions to property and equipment totaled $10.2 million for the first nine months of 2002 as compared to $23.7 million in the same period of 2001. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $5.1 million for first nine months of 2002 as compared to $6.0 million for first nine months 2001. We plan to spend $6.4 million during 2002 on refurbishment and renovation projects of existing Inns. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we commit to spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, net proceeds from the disposition of under-performing hotels and possibly from additional borrowings. We anticipate this trend to continue during 2003 as we refurbish our existing Inns to ensure their competitiveness in the market and convert a Signature Inn to a Jameson Inn in the first quarter of 2003. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which are paid by the lessee Kitchin Hospitality. The remaining $5.1 million in additions to property and equipment in the first nine months of 2002 is due primarily to the opening of one Inn and expansions of four Inns.

Our net cash used in financing activities during the first nine months ended September 30, 2002 totaled $8.7 million. This amount included the payment of dividends to common and preferred shareholders of $7.0 million, net proceeds from our Dividend Reinvestment Plan of $334,000, proceeds from mortgage notes net of repayments of $4.4 million, and scheduled long-term debt payments of $6.2 million.

We expect to selectively continue to develop additional Jameson Inns and to expand existing Jameson Inns as suitable opportunities arise and if adequate sources of financing are available. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of any new Inns entirely with bank borrowings. While we believe we can continue to finance new Inns and expansions with these construction and long-term mortgage loans, we will need additional debt financing for this growth. We continue to consider possible additional long-term debt or equity financing that would be available to fund our ongoing development activities.

At September 30, 2002 we had total indebtedness of $225.3 million compared to $227.0 million at December 31, 2001. Of that, approximately $196.5 million is variable rate debt adjusting during 2002 as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate	Base Index

January 2002	$39.9	5.5%	Prime
February 2002	20.1	6.1%	1 Yr. Treasury Index
April 2002	39.1	5.1%	Prime
July 2002	52.3	5.7%	Prime
October 2002	17.6	5.3%	Prime
Adjusts Daily	27.5	4.5%	Prime & Bank Index

Total	$196.5

During the first nine months of 2002 the weighted average interest rate on our debt was 6.3% compared to 8.5% during the same period in 2001. We anticipate full year 2002 required principal repayments of approximately $8.8 million.

At September 30, 2002 there were letters of credit aggregating $11.5 million which were issued for our benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, that are scheduled to mature on December 1, 2016. These letters of credit are secured by four of our Signature Inns. These letters of credit expire on December 31, 2003.

During 2001, we entered into multiple interest rate cap agreements on $109 million of outstanding indebtedness at a cost of approximately $109,000. These interest rate cap agreements limit our exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates.

We have four stock incentive plans in place. As of September 30, 2002, 1,436,380 shares of our common stock were reserved for issuance, including 411,495 available for future option grants and restricted stock grants under the 1993 and 1996 plans. Options to purchase 811,167 shares of our common stock were outstanding (including 482,527, which were exercisable). In addition, as of September 30, 2002, 612,070 shares of our common stock issued to certain key employees of ours and Kitchin Hospitality are restricted as to sale until vested in 2006 through 2012. On March 20, 2002, we made a tender offer for outstanding options to purchase shares of common stock issued under the 1993 stock incentive plan at a nominal price of $.01 per option share. As a result of this tender offer, 186,276 options were tendered and cancelled during the second quarter 2002.

On February 20, 2001, we registered with the Securities and Exchange Commission the issuance of 200,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan that was approved by our board of directors on February 9, 2001. Our Dividend Reinvestment and Stock Purchase Plan provides holders of our common and preferred stock with a convenient method of investing cash dividends and voluntary cash payments in additional shares of our common stock. We use the net proceeds received by us from the sale of the shares of common stock under the plan for working capital and other corporate purposes.

In August 2000, we announced a share repurchase program of up to $10 million of our outstanding stock. Most of our repurchases, if any, will be shares of our preferred stock, but may also include our common stock. As of September 30, 2002, no shares have been repurchased under the program.

Forward-Looking Statements

There are a number of statements in this report which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as changes in interest rates, our expansion plans (including construction of new Inns and expansion of existing Inns), dispositions of hotels, availability of debt financing and capital, payment of quarterly dividends, effects of terrorist acts similar in nature to those which occurred September 11, 2001, and other matters. These statements are based on certain assumptions and analyses we have made in the light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether the actual results and developments will conform to our expectations and predictions are subject to a number of risks and uncertainties, including (1) our ability to (a) secure construction and permanent financing to finance such development on terms and conditions favorable to us, (b) assess accurately the market demand for new Inns and expansions of existing Inns, (c) identify and purchase new sites which meet our various criteria, including reasonable land prices, (d) contract for the construction of new Inns and expansions of existing Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delays, (e) provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality among the Inns, and (f) manage our business in a cost-effective manner given the number of Inns; (2) Kitchin Hospitality’s willingness and ability to manage the Inns profitably; (3) general economic, market and business conditions, particularly those in the lodging industry generally and in the geographic markets where the Inns are located; (4) changes in short-term interest rates; (5) our ability to repay or refinance debt at its maturity; (6) the business opportunities (or lack thereof) that may be presented to and pursued by us; (7) the availability of qualified managers and employees; (8) changes in governmental laws or regulations and (9) other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results of developments which we anticipate will be realized, or even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

Kitchin Hospitality, LLC Financial Information

Kitchin Hospitality leases, operates and develops Inns owned by us. In addition, a subsidiary of Kitchin Hospitality serves as a general contractor on the construction of various commercial buildings.

The following table summarizes the unaudited financial results of Kitchin Hospitality:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Room revenues	$25,811,855	$26,198,059	$71,048,622	$75,051,772
Construction revenues	4,779,634	9,413,264	17,109,420	25,788,062
Other income	299,178	350,680	2,009,786	1,261,605

Total revenues	30,890,667	35,962,003	90,167,828	102,101,439

Inn operating expenses	9,898,744	9,877,112	27,507,466	29,073,377
Lease expense	10,979,465	11,158,932	32,222,145	33,174,601
Construction and other expenses	4,221,520	7,374,803	14,510,803	21,197,246
General and administrative expenses	4,572,379	5,668,561	14,018,591	16,457,329
Depreciation and amortization	78,491	77,772	219,900	213,318

Total expenses	29,750,599	34,157,180	88,478,905	100,115,871

Net income	$1,140,068	$1,804,823	$1,688,923	$1,985,568

Dividends

On September 18, 2002, we announced a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends were paid on October 21, 2002 to shareholders of record on September 30, 2002.

On October 29, 2002, we announced a quarterly dividend of $0.05 per common share. The dividend is payable on November 20, 2002, to shareholders of record on November 4, 2002.

Our future decisions to pay common dividends will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. We currently anticipate that we will declare an aggregate of $0.20 in cash dividends per common share relating to the full year 2002 results.

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

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If any indicators are present, we make estimates of the undiscounted cash flows from the expected future operations of the underlying asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets; if actual conditions differ from those in our assumptions, the actual results of each asset’s actual future operations could be significantly different from the estimated results we used in our analysis. If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on a discounted cash flow analysis or expected sales price for the asset depending on the individual circumstance. Any impairment losses we recognize are recorded as operating expenses. We did not recognize any impairment losses in the first nine months of 2002. In the first nine months of 2001, we recognized $1.5 million of impairment losses.

Overhead Allocation from Kitchin Hospitality

We share employees and office space with Kitchin Hospitality. Under the Cost Reimbursement Agreement, Kitchin Hospitality charged us approximately $357,000 and $159,000 for the third quarter 2002 and 2001, respectively. We expensed $357,000 and $159,000 of the allocated costs in the third quarter of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, Kitchin Hospitality charged us approximately $1,022,000 and $512,000, respectively. We expensed $1,022,000 and $443,000 in the first nine months of 2002 and 2001, respectively. Historically, a significant portion of the overhead expense was charged to Kitchin Hospitality for the development of new Inns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A significant portion of our existing indebtedness is subject to adjustable interest rates primarily with twelve month interest rate readjustment dates, and is secured by our Inns and billboards. Because of the current relative unavailability of fixed interest rate long-term financing, we anticipate that the majority of our future borrowings will continue to be at interest rates which adjust with certain indices. Therefore, our costs of financing our floating rate debt may increase subject to events beyond our direct control. We expect to continue to selectively obtain financial instruments, including interest rate cap agreements, to limit our exposure to increases in future short term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief FinancialOfficer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)      Reports on Form 8-K

1)	Current report on Form 8-K filed on July 16, 2002 reporting under Item 9 the issuance of the Company’s press release announcing its hotel statistics for the month ended June 30, 2002.

2)	Current report on Form 8-K filed on July 25, 2002 reporting under Item 5 the issuance of the Company’s press release announcing its second quarter 2002 common stock dividends.

3)	Current report on Form 8-K filed on August 7, 2002 reporting under Item 9 the issuance of the Company’s press release reporting financial results for the second quarter 2002.

4)	Current report on Form 8-K filed on August 8, 2002 reporting under Item 9 the issuance of the Company’s press release announcing its hotel statistics for the month ended July 31, 2002.

5)	Current report on Form 8-K on September 13, 2002 reporting under Item 9 the issuance of the Company’s press release announcing its hotel statistics for the month ended August 31, 2002.

6)	Current report on Form 8-K filed on September 18, 2002 reporting under Item 5 the issuance of the Company’s press release announcing its preferred stock dividends for the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.
Dated: November 14, 2002	By:	/s/ THOMAS W. KITCHIN

Thomas W. Kitchin Chief Executive Officer (Principal Executive Officer)

By:	/s/ CRAIG R. KITCHIN

Craig R. Kitchin President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MARTIN D. BREW

Martin D. Brew Treasurer and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas W. Kitchin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jameson Inns, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weakness in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ THOMAS W. KITCHIN

Thomas W. Kitchin Chief Executive Officer

I, Craig R. Kitchin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jameson Inns, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weakness in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CRAIG R. KITCHIN

Craig R. Kitchin President & Chief Financial Officer