Form 10-K
period 2002-12-31
JAMESON INNS INC
filed 2003-03-07
CIK 914373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

for the transition from                  to

Commission File Number: 0-23256

JAMESON INNS, INC.

(Exact name of Registrant as specified in its Articles)

Georgia	58-2079583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Perimeter Center East, Suite 8050, Atlanta, Georgia	30346-1604
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 481-0305

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

9.25% Series A Cumulative Preferred Stock, par value $1.00 per share

$1.70 Series S Cumulative Convertible Preferred Stock, par value $1.00 per share

(Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of March 4, 2003: $23,717,942.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Number of shares of common stock outstanding on March 4, 2003: 11,859,688.

FORM 10-K

JAMESON INNS, INC.

ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2002

JAMESON INNS, INC.

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, payment of quarterly dividends, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Ourability to:

•	manage our business in a cost-effective manner given the number of Inns we own and the geographic areas in which they are located;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future growth;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	secure construction and permanent financing for new Inns on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	The ability of our lessee, Kitchin Hospitality, LLC to manage the Inns profitably.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

•	Our continued qualification as a real estate investment trust, or REIT, and continuation of favorable income tax treatment for REITs under federal tax laws.

The words “estimate,” “project,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated in this report by reference as well as in other written materials, press releases and oral statements issued by us or on our behalf. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

PART I

ITEM 1. BUSINESS

General

We are a self-administered real estate investment trust, commonly called a REIT, headquartered in Atlanta, Georgia. We were incorporated under the laws of Georgia in 1993. However, we originally began operations as a Delaware corporation in 1988. We develop and own limited service hotel properties (“Inns”) in the southeastern United States under the trademark “The Jameson Inn®.” In addition, we own Inns in the midwestern United States operating under the trademark “Signature Inn®.” In this report, we sometimes refer separately to the Inns operating under the Jameson trademark as “Jameson Inns” and to those operating under the Signature trademark as “Signature Inns.”

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

In late 1998, we designed and began building new three-story, interior corridor structures with 56 to 80 rooms and elevator access to each floor. Prior to 1998, we built two-story structures with exterior access to the guest rooms constructed on a one- to two-acre tract with an outdoor swimming pool, fitness center and parking area. All Jameson Inns are Colonial-style structures which feature amenities such as swimming pools, fitness centers, remote-controlled television with access to cable programming, including HBO, free local calls, complimentary continental breakfast and newspaper, king-sized or double beds, attractive decor, quality furnishings and, in select rooms, whirlpool baths and small refrigerators. Based on market demand, certain Jameson Inns have been expanded since their initial construction.

A typical Signature Inn incorporates a two-story atrium, and a bright, well-appointed and richly decorated lobby and registration area. Most Signature Inns contain approximately 120 guest rooms, averaging over 300 square feet per room, swimming pools, exercise facilities and a complimentary breakfast, and other amenities including a microwave, refrigerator, in-room coffee, iron and ironing board and hair dryer in all guest rooms. Because approximately 65% of Signature Inn guests are business travelers, we emphasize services designed for the business traveler, such as large, in-room desks, and voicemail.

The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms only and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel or motel, which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Each of these categories is generally subdivided into classifications based on price and quality. The terminology generally used in the hotel industry describes properties as luxury at the high end, economy in the middle and budget at the low end of the scale. Prices for each of these categories vary by region and locale. Our Inns fall within the category of limited service, economy hotels.

As a REIT, we are prohibited from operating our properties other than through an independent contractor or a taxable REIT subsidiary. Accordingly, all of the Inns we own are leased to Kitchin Hospitality, LLC under master leases. These master leases require Kitchin Hospitality to pay us base rent based on the number of rooms in operation (available for rent) on the first day of each month and percentage rent based on room revenues as defined in the master leases. Percentage rent is designed to allow us to participate in growth in revenues at the Inns. The master leases generally provide that a portion of aggregate room revenues in excess of specified amounts will be paid to us as percentage rent.

Kitchin Hospitality is wholly owned by Thomas W. Kitchin, our chairman and chief executive officer, and members of his family including Craig Kitchin, our president and chief financial officer. References to Kitchin Hospitality throughout this report refer to either Kitchin Hospitality, LLC (formerly named Jameson Hospitality, LLC), or its predecessors.

Our mailing address is: Jameson Inns, Inc., 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1604. Our telephone number is: (770) 481-0305.

Material Developments in 2002

During 2002, we disposed of three of our exterior corridor Jameson Inn hotels (117 rooms total), located mostly in markets that have been under-performing. The Jameson Inns located in Covington and Winder, Georgia were sold in the second quarter of 2002 and the Jameson Inn located in Macon, Georgia was sold in the third quarter. We sold one Signature Inn in Cincinnati, Ohio (Northeast), in the first quarter of 2002. During 2002, upon completion of the sale of these four hotel properties for which impairment losses were not recorded, we recognized net gains of $585,000. Additionally, we sold a tract of land during the third quarter of 2002 resulting in a gain of $9,000.

One additional Signature Inn was classified as held for sale at December 31, 2002 and was recorded at the lower of cost or fair value less anticipated selling costs. This Signature Inn was sold in February 2003. During 2003, we may identify for disposition additional Inns which do not meet our investment criteria.

During 2002, we opened one new Jameson Inn located in West Monroe, Louisiana. In addition, four expansions of existing Jameson Inns were completed. One additional Jameson Inn expansion under construction at December 31, 2002 was completed during January 2003.

During 2002, we entered into multiple interest rate cap agreements to eliminate our exposure to increases in interest rates on $109.0 million of our total outstanding indebtedness. Interest rate cap agreements are designed to limit our exposure to increases in the prime rate above specified cap rates for one-year periods commencing on the interest rate readjustment dates. However, due to declining short-term interest rates during 2002, these agreements did not come into play. During 2002, the weighted average interest rate on debt was 6.6% compared to 8.3% during 2001.

On January 23, 2003, we announced a quarterly dividend of $0.05 per common share. The dividend was paid on February 20, 2003 to shareholders of record on February 4, 2003. The Company’s future decisions to pay dividends on its common stock will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends.

Risk Factors

Risks Which are Specific to Jameson

The following risks relate specifically to the conduct of our business. You should also refer to the information under the heading Forward Looking Statements on page 1.

There are constraints on our future growth. In January 2003, we completed the expansion of one Inn under construction at December 31, 2002. We have no other immediate development -or expansion growth plans. Our decision and our ability to expand in the future will depend on numerous factors, including those unique to us and those generally associated with overall hotel, real estate and general economic conditions. Those factors specific to us include our ability to:

•	manage our business in a cost-effective manner given the number and geographic dispersion of our Inns.

•	assess accurately the market demand for new Inns and expansions of existing Inns;

•	raise additional equity capital adequate to pursue further growth plans;

•	secure construction and permanent financing to finance such development on terms and conditions favorable to us;

In addition, risk factors affecting our profitability include Kitchin Hospitality’s ability both to manage our Inns and to attract, develop and retain the personnel, procedures and practices necessary to generate the room revenues which we anticipate will result from any future development and expansions of Inns.

Some or all of the factors discussed above could preclude or at least delay any future development of new Inns and the expansion of existing properties. Similarly, the terms of financing available to us or the operating results of any new or expanded Inns could have a negative economic effect on us and reduce the amount of cash available for distribution as dividends.

There are potential conflicts of interest that exist among us and our chief executive officer, president and Kitchin Hospitality. In addition to his positions with and stock ownership interest in us, Thomas W. Kitchin, our chairman and chief executive officer, and his family members are the owners of Kitchin Hospitality, which constructs, conducts capital improvements and operates all of the Inns and pays and allocates all of our administrative overhead expenses. Craig Kitchin, our president and chief financial officer, is the son of Thomas W. Kitchin, and is a beneficial owner of Kitchin Hospitality. These relationships create conflicts of interest in our dealings with Kitchin Hospitality under the master leases and the various construction agreements, and with regard to allocation and payment of our overhead expenses. In that regard, the master leases, the form of the construction agreements and the cost reimbursement agreement under which Kitchin Hospitality pays and allocates our overhead were not negotiated on an arm’s-length basis but are reviewed and approved by the independent members of our board. The independent members of the board engaged an outside consultant to advise them on the reasonableness of the prices and terms of the construction agreements.

We depend exclusively on Kitchin Hospitality for lease revenues. Certain rules relating to the qualification of REITs prohibit us from operating the Inns other than by forming a taxable REIT subsidiary and hiring an independent contractor. Rather than operating the Inns ourselves, we have leased the Inns to Kitchin Hospitality. As a result, we depend exclusively on Kitchin Hospitality for lease revenues. Kitchin Hospitality’s obligations under the master leases are unsecured. Kitchin Hospitality has a limited net worth and has very limited resources to perform certain of its financial obligations under the master leases. These include indemnifying us against various claims, damages and losses and making payments of rent.

Also, under the master leases, Kitchin Hospitality controls the daily operations of the Inns and we have no ability to participate in those decisions. Although our management personnel also manage Kitchin Hospitality, we technically have no direct authority to control the activities of Kitchin Hospitality. The master leases limit us to seeking redress only if Kitchin Hospitality violates the lease terms, and then only to the extent of the remedies set forth in the master leases. Those remedies include our ability to terminate the master leases upon certain limited events of default, including Kitchin Hospitality’s failure to pay rent.

We will need to obtain additional debt financing on favorable terms. We will need to refinance mortgage indebtedness of existing mortgage notes as they mature. We also may need to borrow funds to pay the costs of replacement and refurbishment of furniture, fixtures and equipment of the Inns that we are required to pay under the master leases. Additionally, in recent years the amounts of our dividend distributions have exceeded our cash available for distribution which could limit our ability to reduce our overall level of indebtedness out of our cash flow. We are not certain that we will be able to obtain this financing, either through commercial borrowings or the issuance of corporate debt securities. If we are able to borrow needed funds, we may not be able to continue to meet our debt service obligations or to make dividend distributions at the current level. To the extent that we cannot, we risk the loss of some or all of our assets, including the Inns, to foreclosure, or face difficulties meeting the REIT income distribution requirements.

Interest rate increases will increase our cost of current and future debt. A significant portion of our indebtedness is subject to adjustable interest rates and is secured by a substantial number of our operating assets. We anticipate that our future borrowings will be at interest rates which adjust with certain indices. Therefore, our cost of financing will vary subject to events beyond our control. While interest rates have declined markedly in the past year, changes in economic conditions could result in higher interest rates which would increase debt service requirements on floating rate debt and could reduce cash available for distribution. Adverse economic conditions could also cause the terms on which borrowings are available to us to be unfavorable. In those circumstances, if we needed capital to repay indebtedness, we could be required to sell one or more Inns at times which might not permit realization of the maximum return on our investment.

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

The foreclosure of a mortgage on an Inn could have material adverse tax effects on us. If a mortgage lender foreclosed on an Inn to enforce its lien in satisfaction of non-recourse debt, we might be required to recognize income. If the amount of the debt discharged exceeded that property’s fair market value, the amount of debt discharge income to be recognized would be equal to the excess of the amount of such debt over the fair market value of the property. In addition, we would recognize a capital gain to the extent, if any, that the fair market value of the property exceeded our basis in it. We also could recognize a gain if a mortgage lender foreclosed on a recourse debt. The debt discharge income would be subject to the 90% distribution requirement described below under the heading—Taxation of Jameson—Annual Distribution Requirements, even though we would receive no cash with which to make a distribution.

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

We could become more highly leveraged which would increase our debt service requirements and our risk of default. We currently have a policy of limiting our outstanding indebtedness for new construction, expansions and refinancings to 65% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. However, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our Board of Directors could change the current policies and we could become more highly leveraged. This would increase our debt service requirements and also the risk of us defaulting on our obligations. An increase in our debt service requirements could adversely affect our financial condition and results of operations, as well as our ability to make dividend distributions to our shareholders. This could, as a result, jeopardize our status as a REIT. See—Taxation of Jameson, below.

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

The Inns’ geographic concentration increases our risks from local and regional economic downturns and other events. All currently operating Jameson Inns are located in the Southeast and approximately 18% of our Jameson Inns’ rooms are located in Georgia. All Signature Inns are in the Midwest and approximately 54% of Signature Inns’ rooms are located in Indiana. For the foreseeable future we will continue to restrict ownership of Inns to those two regions of the country. This geographic concentration makes us more vulnerable to local and regional occurrences such as economic downturns, seasonal factors and natural disasters. Any of these could adversely affect our lease revenues and cash available for distribution.

We rely heavily on the services of Thomas W. Kitchin. We and Kitchin Hospitality have relied and expect to continue to rely heavily upon the services and expertise of Thomas W. Kitchin, our chairman and chief executive officer and the chief executive officer and manager of Kitchin Hospitality, for strategic business direction. In addition, certain of our loan agreements provide for a default upon a change of management. The occurrence of any event which would cause us to lose the services of Mr. Kitchin could have a material adverse effect on us.

Shares issued under our stock incentive plans could dilute shareholders’ investments. We maintain certain stock option and stock grant plans to provide incentive compensation to our directors, officers and key employees and to those of Kitchin Hospitality. The availability for resale of shares of our common stock issued or issuable under our stock incentive plans may depress the market price of our common stock. In addition, to the extent stock options and other incentive awards which may be granted under our stock inventive plans vest and are exercised at prices below the net book value of our common stock, the resulting issuance of shares of our common stock will cause an immediate dilution of the interests of our other shareholders.

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

Our corporate documents have certain anti-takeover provisions that tend to reduce the likelihood of our acquisition by another company. Certain provisions of our articles of incorporation and bylaws may have the effect of discouraging a third party from making an acquisition proposal for us without the approval of our Board of Directors. This will tend to reduce the likelihood of a change in control of Jameson, even when the holders of our stock could have the opportunity to realize a premium over the then prevailing market prices. For example, a provision of our articles of incorporation creates our staggered Board. Under that provision, our Board of Directors is made up of three classes of directors with staggered terms of office. Directors for each class are elected for a three-year term upon the expiration of their then current class term. This makes it more difficult for our shareholders to change control of Jameson even if a change of control were in the shareholders’ interest. In addition, to comply with the various restrictions imposed on REITs, our articles of incorporation contain a provision limiting the amount of our voting stock which a shareholder or group of shareholders may own. This limit may also have the effect of precluding an acquisition of control of Jameson without the approval of our Board of Directors.

Our articles of incorporation also authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares so issued. Accordingly, our Board of Directors is authorized, without shareholder approval, to issue preferred stock with distribution, dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of shares of our common stock. Issuance of preferred stock could have the effect of delaying or preventing a change of control of Jameson even if a change of control were in our shareholders’ interest. To date, our Board has approved the issuance of the 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and the $1.70 Series S Cumulative Convertible Preferred Stock (“Series S Preferred Stock”) totaling 3,528,727 shares, of which 64,500 shares of the Series S Preferred Stock were converted during 2000 into our common stock.

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

General economic and regulatory conditions in the hotel industry will affect our business. Our ownership of the Inns is subject to varying degrees of risk generally inherent in the ownership and operation of real property and, in particular, hotels. Our ownership of the Inns may be adversely affected by a number of factors, including:

•	the national, regional or local economic climate (which may be adversely impacted by plant closings, industry slowdowns, inflation and other factors);

•	the impact of geo-political conflicts, terrorist attacks and the perceived possibility of future attacks and the related impact on the travel and the lodging industry;

•	local hotel market conditions (such as an oversupply of guest rooms);

•	changes in governmental regulations, zoning or tax laws;

•	operating cost increases such as rising natural gas, utility expense, labor problems, potential environmental or other legal liabilities; and

•	increases in short-term interest rates.

We face significant competition and the supply of hotel rooms is growing faster than demand in some of the markets in which Inns are located. A strong national economy and readily available debt and equity financing during the mid and late 1990s and early 2000s prompted the construction of a significant number of new hotels and motels in certain markets where we operate. Demand for lodging in the travel industry, however, has generally not kept up with the growth in the supply of rooms. As a result, occupancy rates for hotels, including the Inns, have tended to decline, most notably after the September 11, 2001 terrorist attacks and ongoing geo-political conflicts. This condition may continue in the foreseeable future and may continue to have a negative impact on our results of operations. In addition, there are numerous hotels, including those that are part of major chains with substantial advertising budgets, national reservation systems, marketing programs and greater name recognition than we have, that compete with the Inns in attracting travelers. Further, many of the Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of our Inn in that community. In some of the markets where our Inns are located, additional hotel rooms are currently under construction.

We incur significant renovation and refurbishment costs. Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Kitchin Hospitality’s total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. However, our expenditures for these purposes have historically exceeded this amount.

We may not be adequately insured. The ownership of hotel properties presents risks of liability resulting from injuries to guests and resulting litigation. Under the terms of the master leases, we carry comprehensive liability, fire, extended coverage, rental loss and business interruption insurance covering all of the Inns with policy specifications and insured limits customarily carried for similar properties. However, our insurance coverage could be insufficient to fully protect our business and assets from all claims or liabilities, including environmental liabilities, especially after the September 11, 2001 terrorist attacks. Further, we may not always be able to obtain additional insurance at commercially reasonable rates. In the event that losses or claims are beyond the limits or scope of our insurance coverage, our business and assets could be materially adversely affected. In addition, certain types of losses (such as certain environmental liabilities) are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in the affected Inn, as well as anticipated future revenues from that Inn, while remaining obligated for any mortgage indebtedness or other financial obligations related to that Inn. Any such loss could have a material adverse effect on our financial condition and results of operations.

We must comply with the Americans with Disabilities Act. The Americans with Disabilities Act of 1990 (the “ADA”) requires that all public accommodations meet certain federal requirements related to access and use by disabled persons. If we were required to make modifications to comply with the ADA, our ability to make expected distributions to our shareholders could be adversely affected. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages in private litigation.

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

Real estate investments, including the Inns, are typically very illiquid. Equity real estate investments, including our investments in the Inns, are relatively illiquid. The illiquid nature of our investment in the Inns is further increased by the location of many of the Inns in smaller communities. As a result, our ability to sell or otherwise dispose of any Inn in response to changes in economic or other conditions, or if necessitated by the need to fund a required distribution to shareholders, may be limited.

Environmental laws and regulations could increase our costs or reduce the value of one or more of the Inns. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate the property, may adversely affect the owner’s ability to borrow using that real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is owned or operated by that person. We cannot be certain that

•	there are no material claims or liabilities related to our ownership of the Inns,

•	future laws, ordinances or regulations will not impose any material environmental liability on us with respect to our Inns or land held for sale, and

•	the current environmental condition of the Inns will not be affected by operation of the Inns, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

Under the terms of the master leases, we indemnify Kitchin Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Kitchin Hospitality. In addition, the master leases provide that Kitchin Hospitality will indemnify us against environmental liabilities caused by Kitchin Hospitality’s acts or negligent failures. Kitchin Hospitality’s financial condition may limit the value of its indemnity and, in any event, the indemnity will not apply to or protect us against past unknown violations and related liabilities.

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

Distributions are determined by our Board of Directors and depend on a number of factors, including the amount of cash available for distribution, our financial condition, any decision to reinvest rather than to distribute such funds, our capital expenditures, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors considers important. Accordingly, we cannot provide any assurance that we will be able to maintain our required distribution rate. See—Taxation of Jameson—Requirements for Qualification and—Annual Distribution Requirements, below.

The Master Leases

We entered into master leases with Kitchin Hospitality covering all of the completed and operating Jameson Inns (the “Jameson Lease”) and a separate master lease covering the Signature Inns (the “Signature Lease”). New Inns which we develop during the term of the master leases will become subject to the respective master leases upon their completion of construction. The Jameson Lease and the Signature Lease are substantially the same except regarding the term and the calculation of rent. The following is a summary description of the material terms and conditions of both the Jameson Lease and the Signature Lease.

Term. The Jameson Lease and Signature Lease terms expire on December 31, 2011, and December 31, 2012, respectively, subject to earlier termination upon the occurrence of certain events.

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

Under the Jameson Lease, base rent is payable monthly and equals $264 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2003, is based on the following formula:

39% of the first $23.57 of average daily per room rental revenues; plus

65% of all additional average daily per room rental revenues; less

100% of the base rent paid for the same period.

Under the Signature Lease, base rent is $394 per room per month multiplied by the number of rooms available to rent at the beginning of the month. Percentage rent is payable quarterly and, at January 1, 2003, is based on the following formula:

37% of the first $39.55 of average daily per room rental revenues; plus

65% of the next $10.00 of average daily per room rental revenues; plus

70% of all additional average daily per room rental revenues; less

100% of base rent paid for the same period.

Percentage rent is based on the total number of rooms available to rent during the period, rather than the number of rooms available to rent at the beginning of each month. The total base rent plus percentage rent payable by Kitchin Hospitality under the Jameson Lease is limited to 47% of room revenues. For purposes of calculating base rent and percentage rent, each master lease under which we or one of our subsidiaries is lessor is treated as a separate Jameson Lease or Signature Lease; that is, only the number of rooms and amount of room revenue attributable to Inns under a particular master lease are considered when determining the amount of base rent and percentage rent Kitchin Hospitality is obligated to pay under that master lease.

On January 1, 2004, the $23.57 amount referred to above under the Jameson Lease and the $39.55 amount referred to under the Signature Lease will be increased based on the percentage increase in the Consumer Price Index for all Urban Consumers published by the U.S. Department of Labor Bureau of Labor Statistics for the year ended December 31, 2003. Similar adjustments will be made on each subsequent January 1 for the year then beginning based on the changes the Consumer Price Index experienced over the most recently completed calendar year.

Average daily per room rental revenues (REVPAR) are determined by dividing room revenues realized by Kitchin Hospitality over any given period by the sum of the number of rooms available for rent on each day during the period. Room revenues as defined in the Jameson Lease include revenues from telephone charges, vending machine payments and other miscellaneous revenues after deducting all (i) credits, rebates and refunds, (ii) sales taxes and other excise taxes, and (iii) fees, commissions, charges and other payments made to travel agents, consortia and global access providers in connection with sales of rooms. Room revenues do not include (i) sales of alcoholic beverages if and to the extent prohibited by laws applicable to the Inns, and (ii) any utility surcharge assessed by the lessee to guests in connection with the rental of rooms. Room revenues as defined in the Signature Lease are substantially the same as in the Jameson Lease other than an amount representing (iii)above is not deducted under the Signature Lease. On or before March 1 of each year, Kitchin Hospitality is required to provide a calculation of the percentage rent payable for the preceding year, together with a report by the same independent accounting firm serving as auditors of Jameson’s financial statements, on the amount of room revenues and percentage rent. Total rent, including both base rent and percentage rent, which we earned under the Jameson Lease for the years ended December 31, 2000, 2001 and 2002 was $25.4 million, $28.1 million and $28.0 million, respectively. Total rent, including both base rent and percentage rent we earned under the Signature Lease for the years ended December 31, 2000, 2001 and 2002, was $17.1 million, $14.7 million and $14.1 million, respectively.

Operating Expenses. In addition to paying base rent and, if applicable, percentage rent, the master leases require Kitchin Hospitality to pay all costs and expenses incurred in the operation of the Inns, including workers’ compensation insurance premiums. We are responsible for other types of insurance, real and personal property taxes, the costs of replacing or refurbishing furniture, fixtures and equipment, and the maintenance of structural elements, roofs and underground utilities.

Approval of Master Leases. Our independent directors are members of our Board of Directors who are not also officers or employees of Jameson and who are not affiliated with Kitchin Hospitality. Our independent directors determined that the master leases, as amended, are fair to us.

Trademarks. Kitchin Hospitality owns the registered trademarks, The Jameson Inn® and Signature Inns®. The master leases require Kitchin Hospitality to operate the Inns using the trademarks and not to use the trademarks (or license their use to any other parties) for the operation of lodging facilities other than the Inns if we object to the unrelated use. We have consented to the limited use of the Jameson Inn and Signature Inn trademarks by third parties to operate several of the hotels that we sold. We anticipate that we will continue to authorize the use of these trademarks by additional purchasers if we make further sales of hotels. We may also authorize the use of these trademarks by other hotels which may be managed by Kitchin Hospitality but in which we will have no financial or other direct economic interest. We have an option to purchase The Jameson Inn® and Signature Inns® trademarks from Kitchin Hospitality at the end of each master lease or upon the earlier termination of the master lease with respect to all of the Inns for $25,000 for The Jameson Inn® trademark and $50,000 for the Signature Inns® trademark. Any acquisition of these trademarks would be subject to whatever third party rights in them had been granted and we would likely incur substantial additional costs in connection with the termination of the master leases prior to the expiration of its term.

Maintenance and Modifications. Under the master leases, we are required to maintain the underground utilities and the structural elements of the improvements and the roof of each Inn. Kitchin Hospitality is required, at its expense, to maintain the Inns in good order and repair and to make non-structural, foreseen and unforeseen, and repairs which may be necessary and appropriate to keep the Inns in good order and repair.

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

All alterations, replacements and improvements are subject to all the terms and provisions of the master leases and become our property of upon termination of a master lease. In 2002, four expansions of existing Jameson Inns were completed. One additional Jameson Inn expansion is scheduled was completed during January 2003.

Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. A significant number of Jameson Inns have been constructed within the past two years and generally do not require any substantial renovation or refurbishment. However, Inns older than two years require periodic replacement of furniture, fixtures and equipment and the master leases require that we pay the costs of the refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of Kitchin Hospitality’s total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. Capital improvements to the Inns in 2003 will be contracted to Kitchin Hospitality.

Insurance and Property Taxes. The master leases provide that we are responsible for paying or reimbursing Kitchin Hospitality for real and personal property taxes as well as for all insurance coverage on the Inns except workers’ compensation coverage, which is an obligation of Kitchin Hospitality.

Indemnification. The master leases require Kitchin Hospitality to indemnify us and our affiliates from and against all liabilities, costs and expenses (including reasonable attorneys’ fees and expenses) incurred by, imposed upon or asserted against us or our affiliates, on account of, among other things, (1) any accident or injury to person or property on or about the Inns, (2) any misuse by Kitchin Hospitality, or any of its agents, of the leased property, (3) taxes and assessments in respect of the Inns (other than our real and personal property taxes and income taxes on income attributable to the Inns), or (4) any breach of a master lease by Kitchin Hospitality. The master leases do not, however, require Kitchin Hospitality to indemnify us against our gross negligence or willful misconduct. We are required to indemnify Kitchin Hospitality against any environmental liabilities other than those caused by the acts or negligent failures of Kitchin Hospitality (for which Kitchin Hospitality will indemnify us).

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

Events of Default. Events of default under the master leases include, among others, the following:

(1) Kitchin Hospitality’s continuing failure to pay rent for a period of 10 days after receipt by Kitchin Hospitality from us of written notice of nonpayment;

(2) except under certain circumstances, continued failure by Kitchin Hospitality to observe or perform any other term of the master leases for a period of 30 days after Kitchin Hospitality receives notice from us of the failure;

(3) Kitchin Hospitality’s bankruptcy, insolvency or similar event; and

(4) Kitchin Hospitality’s voluntary discontinuation of operations at an Inn for more than five days, without our consent, except as a result of damage, destruction or condemnation.

If an event of default occurs and continues beyond any curative period, we have the option of terminating the master leases as to any individual Inn (which would not affect the master leases as to the remainder of the Inns) or as to all of the Inns by giving Kitchin Hospitality 10 days written notice of the termination date.

Termination of Master Leases on Disposition of Inns. If we enter into an agreement to sell or otherwise transfer an Inn, we may terminate the applicable master lease as to that Inn. However, if a master lease is terminated as to Inns comprising 25% or more of the total rooms of all of the Inns within a period of 12 consecutive months, we must compensate Kitchin Hospitality for the loss of its leasehold interest or offer substitute hotels. All of the Inns have been mortgaged to secure our indebtedness. In the event of a foreclosure sale (or transfer in lieu of foreclosure) of any Inn, the applicable master lease will terminate with respect to that Inn.

Inventory. The master leases require all inventory required in the operation of the Inns to be acquired and replenished by Kitchin Hospitality. Inventory includes: (1) cleaning supplies, (2) linens, (3) towels and (4) paper goods.

Plans for 2003

Historically, our business plan has been to enhance stockholder value by increasing funds from operations and cash available for distribution by developing additional Inns, expanding existing Jameson Inns and participating, through the master leases, in increased room revenues generated through operation of the Inns by Kitchin Hospitality. For definitions, calculation of funds from operations and cash available for distributions, and related disclosures, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to economic and competitive conditions experienced recently, we have substantially curtailed our plans to develop new Inns and to expand existing Inns. During 2002 we sold three Jameson Inns and one Signature Inn which were mostly under-performing and which no longer met our investment criteria. We plan on selling additional Jameson and Signature Inns in the future. See Policies and Objectives with Respect to Certain Activities—Dispositions.

We also continue to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, an offering of additional equity securities, termination of our election to be taxed as a REIT and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider these alternatives.

Development of New Inns. We believe that selective opportunities may still exist for the development of new Jameson Inns in certain markets in the southeastern United States. Although we have no current plans to begin new development of Jameson Inns, we will continue to evaluate opportunities as they arise in targeted communities. At December 31, 2002, we had one twenty-room Jameson Inn under expansion. Additionally, in the first quarter of 2003, we plan to begin converting an existing Signature Inn located in Louisville, KY to a Jameson Inn. We are evaluating plans to convert certain existing Signature Inns to Jameson Inns, according to our assessment of market demand, cost and other relevant factors.

We have entered into agreements with Best Western to co-brand three Signature Inn hotels to the Best Western flag, and operate as a “Best Western-Signature Inn.” We have an option to convert one additional Signature Inn under a similar arrangement with Best Western during 2003. We may consider other re-flagging opportunities in the future although we have no obligation to do so.

Expansion of Existing Jameson Inns. We expanded one Jameson Inn in January 2003. We may consider expanding additional existing Jameson Inns if market conditions and other circumstances warrant. To date, we have expanded 43 Jameson Inns. Since Jameson Inns built prior to 1999 were initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inn construction. Accordingly, we have been able to earn returns on the investment by expanding Jameson Inns in markets with strong room demand. Also, as compared to the development of new Inns, expansion of existing Jameson Inns has been a relatively lower risk growth strategy since we have an opportunity to assess local room demand and market trends based on our direct experience in developing and owning the existing hotel. We employ substantially the same strategy regarding possible expansion of our currently operating exterior-corridor Jameson Inns. The sites for new, interior-corridor Jameson Inns, however, and all of the current Signature Inn sites are fully developed and these properties cannot be expanded.

Kitchin Hospitality as Contractor. We anticipate that Kitchin Hospitality will continue to act as general contractor for any new Inns we build, for expansions, refurbishments and other capital expenditures with respect to existing Jameson Inns and Signature Inns. Each construction contract for a new Inn or a group of Inns provides for a turnkey price for all work performed under the contract subject to reduction, if Kitchin Hospitality’s profits (as defined in the construction contract) exceed 10%. The contract price excludes the cost of the land and closing costs, but includes the costs of constructing and equipping the Inns, including interest charges we incur on the associated construction debt during construction and working with Kitchin Hospitality to staff the Inn prior to opening. Each contract for refurbishment and other capital expenditures provides for us to pay the actual cost of the work plus a 7% contractor’s fee. An independent architectural firm engaged by the Company reviews each construction contract and each is also subject to approval by a majority of our independent directors. The average price charged by Kitchin Hospitality for the new Jameson Inn opened during 2002 and the four Jameson Inns expanded in 2002 was approximately $51,375 per guest room.

Internal Growth. Through percentage rent, we can participate in increases in room revenues generated through increases in occupancy rates and average daily room rates or ADR of the Inns by Kitchin Hospitality. Total rent payable under the Jameson Lease, including base rent and percentage rent, is limited, however, for each calendar year to 47% of Jameson Inn room revenues. Kitchin Hospitality practices market-sensitive pricing, increasing room rates at particular Inns as market conditions in the specific communities warrant. The Inns’ general managers receive a significant portion of their compensation based on achieving specified quarterly operating results.

Sales and Marketing. Kitchin Hospitality is responsible for marketing the Inns. It focuses on local efforts directed to the business community in the city or town where the particular Inn is located. One of the key responsibilities of an Inn’s general manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. Kitchin Hospitality employs billboards and other similar types of advertising and has two “800” numbers to facilitate reservations for the Inns. All Jameson Inns and Signatures have direct links to Global Distribution Systems (“GDS”) for reservations which also interfaces with major electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus. This interface connects the Jameson and Signature Inns with travel agents nationally and internationally. In addition to billboard advertising which Kitchin Hospitality has traditionally utilized and will continue to utilize, Kitchin Hospitality places advertisements for the Inns in regional and special event publications and in newspapers. Kitchin Hospitality also markets the Inns through the website www.jamesoninns.com.

Competition. The hotel industry remains highly competitive. Each of the Inns is located in an area that has competing hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, ADR, and revenue per available room, or REVPAR, of the Inns. Many of our Inns are located in cities and communities in which significant new hotel and motel development has occurred in recent years.

The Inns compete mainly on the basis of price, quality and perceived value. Competition for the Inns is made up primarily of limited service hotels in the southeastern and midwestern United States operating under national franchises, many of which have greater financial resources than we do, substantial advertising budgets, national reservation systems, marketing programs, guest reward programs and greater name recognition.

Regulations

Environmental Matters. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate such property, may adversely affect the owner’s ability to borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person.

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

Under the terms of the master leases, we indemnify Kitchin Hospitality against environmental liabilities, except those caused by the acts or negligent failures of Kitchin Hospitality. In addition, the master leases provide that Kitchin Hospitality will indemnify us against environmental liabilities caused by Kitchin Hospitality’s acts or negligent failures, although Kitchin Hospitality’s financial condition may limit the value of such indemnity and, in any event, such indemnity will not apply to or protect us against past unknown violations and related liabilities. See—The Master Leases, above.

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

Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that all existing Inns are substantially in compliance with these requirements and we intend to construct future Inns in accordance with such requirements as well. We have engaged disabilities consultants at various times to make recommendations regarding compliance of the Inns with the ADA. These consultants submitted reports recommending a number of improvements for access to and use by disabled persons with respect to certain of the Inns in operation, which improvements were made. We have also incorporated the consultants’ recommendations into the construction of new Jameson Inns and will continue to do so.

Employees

At December 31, 2002, we employed 10 persons. Our employees are also employees of Kitchin Hospitality. Under the cost reimbursement agreement between Jameson and Kitchin Hospitality, we reimburse Kitchin Hospitality for the time and for other general and administrative costs that these shared employees spend on our business. For the year ended December 31, 2002, our reimbursement to Kitchin Hospitality totaled approximately $1,574,000. None of our or Kitchin Hospitality’s employees is represented by a union or labor organization, nor have our or Kitchin Hospitality’s operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

Kitchin Hospitality. Kitchin Hospitality leases and operates all completed Inns under the terms of the master leases. See—The Master Leases, above. Kitchin Hospitality has also acted as contractor for the initial construction and expansion of all Jameson Inns. We expect Kitchin Hospitality to serve as construction contractor for any further expansions of Jameson Inns, for construction of all new Jameson Inns and Signature Inns, and for renovation and refurbishment of all of our Inns.

The names and certain other information concerning the executive officers of Kitchin Hospitality are set forth below. At December 31, 2002, Kitchin Hospitality had approximately 2,400 full- and part-time employees engaged in day-to-day management, marketing and construction of the Inns.

Kitchin Hospitality has a limited net worth of $631,000 at December 31, 2002. The audited financial statements of Kitchin Hospitality appear elsewhere in this annual report and should be referred to for additional financial information concerning Kitchin Hospitality. Kitchin Hospitality may engage in activities other than as lessee and construction contractor of the Inns, subject to restrictions under the master leases.

The executive officers and key employees of Kitchin Hospitality are the following:

Name	Position
Thomas W. Kitchin	President and Chief Executive Officer
Craig R. Kitchin	Vice President—Finance and Chief Financial Officer
Steven A. Curlee	Vice President—Legal, General Counsel, Secretary
William D. Walker	Vice President—Development
Martin D. Brew	Treasurer, Chief Accounting Officer
Joseph H. Rubin	President of Kitchin Development and Construction Company
Gregory W. Winey	Vice President—Hotel Operations

Set forth below is certain information concerning Kitchin Hospitality’s executive officers, managers and key employees.

Thomas W. Kitchin is the founder, and owner with other family members, of Kitchin Hospitality. He is also the founder and has been an officer and director of Jameson since its incorporation in 1988. Prior to founding Jameson and the predecessors of Kitchin Hospitality, he spent 10 years in the oil and gas industry and served as chief executive officer of an oil and gas company listed on the American Stock Exchange. Mr. Kitchin serves as a director of the Georgia State University Cecil B. Day School of Hospitality Administration; director of a private school; and director of the Northside Hospital Advisory Board. In addition, he has served on the board of directors of several banks and oil companies and numerous other civic, charitable and social service agencies. Mr. Kitchin is the father of Craig R. Kitchin, president and chief financial officer of Jameson.

Craig R. Kitchin has been an officer of Kitchin Hospitality and its predecessors since its inception. Also an officer of Jameson, he became chief financial officer of Jameson in February 1994, vice president—finance in November 1997, and president in November 1998. He joined Jameson as its controller and treasurer on June 15, 1992, upon receiving his M.B.A. degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990. Mr. Kitchin graduated from Santa Clara University with a B.S. degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the chairman and chief executive officer of Jameson.

Steven A. Curlee has been an officer of Kitchin Hospitality and its predecessors since their inception. Also an officer of Jameson, he became general counsel and secretary of Jameson on January 1, 1993 and vice president—legal in November 1997. From April 1985 to July 1992, he was general counsel of an oil and gas company listed on the American Stock Exchange. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Master of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

William D. Walker is vice president—development of Jameson as well as of Kitchin Hospitality. He has been an officer of Jameson since its incorporation in 1988 and served as a director from 1988 through October 29, 1993. He has been an officer of Kitchin Hospitality and its predecessors since their inception. Prior to joining us, he worked in various financial management positions for twelve years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

Martin D. Brew has been an officer of Kitchin Hospitality and of Jameson since the Signature acquisition in May 1999. Prior to joining Kitchin Hospitality, he was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was also employed by KPMG LLP prior to his employment with Signature Inns. Mr. Brew has a B. S. degree in business from Indiana University and is a Certified Public Accountant.

Joseph H. Rubin became president of Kitchin Development and Construction Company, the construction division of Kitchin Hospitality in October 1999. Prior to joining Kitchin Hospitality, Mr. Rubin was president and chief executive officer of Abrams Industries, Inc., an Atlanta based commercial real estate developer and construction company, where he had been employed since 1979. Mr. Rubin earned a B.A. degree in economics at Guilford College and a J.D. degree at the University of North Carolina. He is a Certified Public Accountant and is licensed to practice law in Georgia and North Carolina.

Gregory W. Winey is Vice President—Hotel Operations of Kitchin Hospitality. He joined Kitchin Hospitality in April 1998 as a regional manager supervising the operations of 17 Jameson Inns. In October 1998 he became the director of operations supervising the operations of all Jameson Inns. Before joining Kitchin Hospitality, he was with Promus Hotel Corporation from May 1991 to December 1997 serving in several capacities in hotel operations, most recently as a senior area manager overseeing the daily operations of 17 hotel properties, including Hampton Inns, Hampton Inn & Suites and Homewood Hotels.

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

Investment Objectives and Policies. Our investment objective is to provide quarterly cash distributions and achieve long-term capital appreciation through increases in cash flow and the value of Jameson. We will seek to accomplish these objectives through the ownership and leasing of the Inns to Kitchin Hospitality, increases in the Inns’ room revenues and selective development and expansion of Inns. A key criterion for new investments will be the opportunity they offer for growth in funds from operations and cash available for distribution. For definitions, calculation of funds from operations and cash available from operations and related disclosures, see Item 7—Jameson Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Dispositions. During 2002, we sold three 40-room Jameson Inns. One Signature Inn located in Cincinnati, Ohio was sold in February 2002. One additional Signature Inn was classified as held for sale at December 31, 2002 and was sold in January 2003. While we have presently made no commitments to sell any other Jameson Inns or Signature Inns we may identify additional Inns to dispose of which do not meet our investment criteria. We do not expect the combined sales of these properties to result in a significant gain or loss.

Financing. Our policy has been to finance all of the costs of developing new Inns and expanding existing Inns. Indebtedness we incur may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We may also use the proceeds from any of our borrowings for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns. Most of our current mortgage indebtedness is with recourse to us.

At December 31, 2002, we had outstanding an aggregate of approximately $222.8 million of mortgage debt, including $489,000 in construction debt drawn for the one expansion in progress. For this Inn expansion in progress, the construction debt provides for additional borrowings of $239,000 and is secured by this expansion.

While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness for new construction, expansions and refinancings to 65% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. Our Board of Directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations, our ability to make dividend distributions to our stockholders and could, as a result, jeopardize our status as a REIT.

We may attempt to raise additional equity capital for working capital purposes or the repayment of indebtedness. In the event we desire to raise additional equity capital, our Board of Directors has the authority, without stockholder approval, to issue additional shares of Jameson common stock or other capital stock of Jameson in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing stockholders would have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder’s investment in Jameson.

Working Capital Reserves. Our policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of our business and investments.

Policy Regarding Capital Expenditures. In July 1995, we adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Jameson Inns’ aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward for capital expenditures. This policy extends to the Signature Inns acquired in May 1999. For the period July 1, 1995 through December 31, 2002, our actual expenditures for these purposes have exceeded these amounts as 4% of room revenues equaled $17.9 million and we expended $33.5 million on items during that same period.

Other Policies. We intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. We do not intend to (1) invest in the securities of other issuers for the purpose of exercising control over such issuer, (2) underwrite securities of other issuers or (3) actively trade in loans or other investments.

We may make investments other than as previously described, although we presently have no plans to do so.

During the past five years, except in connection with the acquisition of billboard assets from Kitchin Hospitality and the Signature merger, we have not issued Jameson common stock or any other securities in exchange for property, nor have we reacquired any of our common stock. Options held by officers and employees of the Company and Kitchin Hospitality to purchase 604,933 shares of our common stock were canceled voluntarily in 2002. Jameson has authority to issue common stock and other securities and to reacquire our common stock and other securities and may do so in the future. During the last five years, we have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, and we do not intend to do so in the future. Our Board of Directors may review and modify our policies with respect to such activities from time to time without the vote of the stockholders.

At all times, we intend to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code to qualify as a REIT unless our Board of Directors, with the consent of our stockholders, determines to revoke our REIT election.

Conflicts of Interest. Because of the ownership by Thomas W. Kitchin in and positions with Jameson and Kitchin Hospitality, there are inherent conflicts of interest in the construction of new Jameson Inns and Signature Inns and the expansion, refurbishment and other capital expenditures relating to existing Inns by Kitchin Hospitality. Conflicts of interest also exist in our dealings with Kitchin Hospitality under the master leases, the construction and refurbishing contracts and under the cost reimbursement agreement between the two companies. See—The Master Leases;—Growth Plans for 2003; Kitchin Hospitality as Contractor;—and Employees. In an effort to reduce the conflicts of interest, we have a policy of requiring that any material transaction or arrangement between us and Kitchin Hospitality, or an affiliate of either, is subject to approval by a majority of our independent directors.

Our Board of Directors also has a policy that any material contract or transaction between us and one or more of our directors or officers, or between us and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest must be approved by a majority of either our independent directors or disinterested shareholders after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them. The Board of Directors may change this policy without the consent of the shareholders upon the affirmative vote of a majority of our independent directors.

Taxation of Jameson

We made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1994. We believe that commencing with the 1994 taxable year, we were organized and we have operated in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. However, we cannot guarantee that we have operated in a manner, or will operate in a manner in the future, so as to remain qualified as a REIT.

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

As long as we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our net income that is currently distributed to our shareholders. This treatment substantially eliminates the “double taxation” (at the corporate and shareholder levels) that generally results from investment in a corporation. However, we will be subject to federal income or excise tax as follows: First, we will be taxed at regular corporate rates on our REIT taxable income, which is defined generally as taxable income (subject to certain adjustments), including net capital gains, less dividends (or certain deemed dividends) paid to shareholders. Second, we will generally be subject to the “alternative minimum tax” if REIT taxable income plus any tax adjustments and preferences is greater than dividends paid to shareholders. Third, if we have (1) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of a trade of business or (2) other non-qualifying net income from foreclosure property, we will be subject to tax at the highest corporate rate on such income. Fourth, if we have net income from prohibited transactions (generally certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), this income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% or 95% gross income tests discussed below and have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the net income attributable to the greater of the amount by which we fail the 75% or 95% gross income tests. Sixth, generally, if we fail to distribute to our shareholders during each calendar year an amount equal to our required distribution, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution amount over the amount actually distributed for the year. The amount of required distribution is equal to the sum of (1) 85% of our ordinary income for such year, (2) 95% of our REIT capital gain net income for such year and (3) the amount, if any, of the required distribution for the previous year over the amount actually distributed for that year.

In addition, if during the 10-year period (the “Recognition Period”) beginning on the first day of the first taxable year for which we qualified as a REIT, we recognize gain on the disposition of any asset held by us as of the beginning of such Recognition Period, then, to the extent of the excess of (1) the fair market value of such asset as of the beginning of such Recognition Period over (2) our adjusted basis in such asset as of the beginning of the Recognition Period (the “Built-In Gain”), such Built-In Gain, which may be reduced by certain net operating loss carryforwards, will be subject to tax at the highest regular corporate rate. The Recognition Period began January 1, 1994, and will expire December 31, 2003. Further, if we acquire any asset from a C corporation in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation (such as our acquisition of Signature Inns by reason of our acquisition of Signature Inns, Inc. on May 7, 1999), and we recognize gain on the disposition of such asset during the ten-year period beginning on the date on which such asset was acquired by us, then, to the extent of the Built-In Gain, such gain will be subject to tax at the highest regular corporate rate. The amount of our Built-In-Gain based on the appraisals obtained in connection with our initial public offering in 1994 is approximately $5.1 million. The amount of our Built-In Gain attributable to the Signature Inns acquisition is less than $1.0 million. As a result of our disposition of Inns during 2001 and 2002, we realized Built-In Gains of $1.5 million. These Built-In Gains and the associated federal income taxes were not recognized in 2001 or 2002, but have been deferred until we are in a net taxable income position, at which time, the Built-In Gain will be offset by the net operating loss carry-forward of $1.2 million.

Requirements for Qualification

The Internal Revenue Code defines a REIT as a corporation, trust or association (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 860 of the Internal Revenue Code; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Internal Revenue Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) at any time during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities); (7) which makes an election to be a REIT and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status; (8) which uses a calendar year for federal income tax purposes and complies with the record keeping requirements of the Internal Revenue Code and Treasury Regulations promulgated thereunder; and (9) which meets certain other tests, described below, regarding the nature of its income and assets. The Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We believe that we have met since we became a publicly held company, and that we currently do meet, all of such definitional requirements.

Income Tests

In order for us to maintain our qualification as a REIT, we must satisfy two gross income tests annually.

•	First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including “rents from real property” and, in certain circumstances, interest) or qualified temporary investment income.

•	Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, and from dividends and other types of interest and gain from the sale or disposition of stock or securities.

Rents received by us under the master leases with Kitchin Hospitality will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met.

•	First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Therefore, the percentage rent provisions of the master leases should not disqualify rental income received from Kitchin Hospitality.

•	Second, the Internal Revenue Code provides that rents received from a tenant, directly or indirectly, will not qualify as “rents from real property” in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively owns 10% or more of such tenant (a “Related Party Tenant”). We believe that since January 1, 1994, we have satisfied, and we will use our best efforts to continue to satisfy this requirement. (Kitchin Hospitality is not and should not become a Related Party Tenant of Jameson by reason of our adherence to the Ownership Limit and the Related Party Limit set forth in our Articles of Incorporation).

•	Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Applicable Internal Revenue Code provisions provide that with respect to each lease, rent attributable to the personal property for the taxable year is that amount which bears the same ratio to total rent as the average of a REIT’s fair market value of all personal property at the beginning and at the end of each taxable year bears to the average of the REIT’s aggregate fair market value of all real and personal property at the beginning and at the end of such taxable year. We have confirmed by numerical testing that the resulting rental income attributable to personal property since January 1, 1994 has been less than 15%. We monitor these tests regularly. If we project that for any Inn for any taxable year the resulting rental income attributable to personal property may exceed 15% of all rental income, a portion of the personal property of that Inn may be sold by us to Kitchin Hospitality, with the lease payments adjusted accordingly.

•	Finally, for rents received to qualify as “rents from real property,” the REIT generally must not operate or manage the leased property or furnish or render services to the tenants of such property, other than through an independent contractor from whom the REIT derives no revenue; provided, however, we may directly perform certain services other than services which are considered rendered to the occupant of the property.

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

Under the master leases, Kitchin Hospitality has leased the land, buildings, improvements, furnishings, and equipment comprising the Inns from us. Kitchin Hospitality pays us a per room rent (“Base Rent”) plus additional rent based on a percentage of the gross room rental revenues (“Percentage Rent,” with the total of the Base Rent and Percentage Rent being called “Total Rent”). In order for the Total Rent to constitute “rents from real property,” the leases must be respected as true leases for federal income tax purposes and not treated as service contracts, joint venture or some other type of arrangement. The determination of whether the leases are true leases depends on an analysis of all of the surrounding facts and circumstances.

In addition, pursuant to Section 7701(e) of the Internal Revenue Code, a service contract, partnership agreement, or some other type of arrangement may be treated instead as a lease of property if the contract, agreement or arrangement is properly treated as a lease of property, taking into account all relevant factors, including whether or not: (1) the service recipient is in physical possession of the property, (2) the service recipient controls the property, (3) the service recipient has a significant economic or possessory interest in the property (e.g., the property’s use is likely to be dedicated to the service recipient for a substantial portion of the useful life of the property, the service recipient shares the risk that the property will decline in value, the service recipient shares in any appreciation in the value of the property, the service recipient shares in savings in the property’s operating costs, or the service recipient bears the risk of damage to or loss of the property), (4) the service provider does not bear any risk of substantially diminished receipts or substantially increased expenditures if there is nonperformance under the lease, (5) the service provider does not use the property concurrently to provide significant services to entities unrelated to the service recipient and (6) the contract price does not substantially exceed the rental value of the property for the term of the lease.

Under the master leases, (1) Kitchin Hospitality has the right to exclusive possession, use and quiet enjoyment of the Inns during the term of the master leases, (2) Kitchin Hospitality bears the cost of, and is responsible for daily maintenance and repair of the Inns, other than the cost of maintaining underground utilities and structural elements (including the roofs) of the improvements, (3) Kitchin Hospitality dictates how the Inns are operated, maintained, and improved and bears all of the costs and expenses of operating the Inns (including the cost of any inventory used in their operation) during the term of the leases (other than real and personal property taxes, casualty, liability and other types of insurance and equipment and the maintenance of structural elements, roofs and underground utilities), (4) Kitchin Hospitality benefits from any savings in the costs of operating the Inns during the term of the leases, (5) in the event of damage or destruction to an Inn, Kitchin Hospitality is at economic risk because it will be obligated to restore the property to its prior condition and bear all costs of such restoration in excess of any insurance proceeds (except, under certain circumstances, during the last six months of the term of the master leases), (6) Kitchin Hospitality has indemnified us against all liabilities imposed on us during the term of the master leases by reason of injury to persons or damage to property occurring at the Inns or due to Kitchin Hospitality’s use, management, maintenance or repair of the Inns, and (7) Kitchin Hospitality is obligated to pay substantial fixed rent for the term of the leases.

Pursuant to IRS Revenue Ruling 55-540, if one or more of the following conditions were present, the master leases would instead be considered as conditional contracts for purchase and sale of the Inns:

•	portions of the periodic payments are made specifically applicable to an equity interest in the property to be acquired by Kitchin Hospitality,

•	Kitchin Hospitality will acquire title upon the payment of a stated amount of “rentals” under the contract which it is required to make,

•	the total amount which Kitchin Hospitality is required to pay for a relatively short period of use constitutes an inordinately large proportion of the total sum required to be paid to secure the transfer of the title,

•	the agreed “rental” payments materially exceed the current fair rental value,

•	the property may be acquired under a purchase option at a price which is nominal in relation to the value of the property at the time when the option may be exercised, as determined at the time of entering into the original agreement, or which is a relatively small amount when compared with the total payments which are required to be made, and

•	some portion of the periodic payments is specifically designated as interest or is otherwise readily recognizable as the equivalent of interest.

Under the master leases, (1) no portion of the Total Rent has been or will be applied to any equity interest in the Inns to be acquired by Kitchin Hospitality, (2) Kitchin Hospitality has not acquired and will not be acquiring title to the Inns upon the payment of a stated amount of either Base Rent or Percentage Rent, (3) the Total Rent does not and will not materially exceed the current fair rental value of the Inns, (4) the Inns may not be acquired by Kitchin Hospitality under a purchase option and (5) no portion of either Base Rent or Percentage Rent has been or will be specifically designated as interest or will be recognizable as the equivalent of interest. We believe that the master leases will be treated as true leases for federal income tax purposes. However, the IRS could challenge the tax treatment of the master leases, and, if it does, it could be successful. If the master leases are recharacterized as a service contract, partnership agreement, or some other type of arrangement rather than a true lease, part or all of the payments that we receive from Kitchin Hospitality may not satisfy the various requirements for qualification as “rents from real property.” In that case, we likely would not be able to satisfy either the 75% or 95% gross income tests and, as a result, would fail to qualify as a REIT.

Any gross income derived from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business. None of our assets are or have been held for sale to customers in the ordinary course of our business and we will not sell an Inn or associated property in the ordinary course of our business. We sold four Inns during 2002 because those Inns were under-performing. Kitchin Hospitality advised that its projections for those Inns indicated marginal results. The sale of Inns by us is extraordinary and we do not consider the sale of those Inns as a part of our business. Whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. Nevertheless, we have since January 1, 1994 complied with and we will attempt to continue to comply with the terms of the safe- harbor provisions in the Internal Revenue Code prescribing when asset sales will not be characterized as prohibited transactions. Complete assurance cannot be given, however, that we can comply with the safe-harbor provisions of the Internal Revenue Code or avoid owning property that may be characterized as property held “primarily for sale to customers in the ordinary course of a trade or business.”

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

Asset Tests

At the close of each quarter of our taxable year, we must also satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by “real estate assets” which means (1) real property (including interests in real property and interests in mortgages on real property), (2) shares in other REIT’s, (3) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, and (4) cash, cash items (including receivables) and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the total voting power of the outstanding securities of any one issuer nor 10% of the total value of the outstanding securities of any one issuer. We have satisfied these asset tests since December 31, 1993, and we will use our best efforts to continue to satisfy such tests in the future.

After meeting the assets tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient non-qualifying assets within 30 days after the close of that quarter. We maintain adequate records of the value of our assets to ensure compliance with the asset test and we intend to take such other action within 30 days after the close of any quarter as may be required to cure any noncompliance. However, this action may not always be successful.

Annual Distribution Requirements

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our shareholders in an amount at least equal to (A) the sum of (1) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and any net capital gain) and (2) 90% of our net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income. In addition, if we dispose of any asset during our Recognition Period, we will be required to distribute at least 90% of the Built-In Gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that we do not distribute all of our net capital gain and all of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute our required distribution (described in the first sentence of this paragraph) during each calendar year, we would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

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

If, as a result of an audit by the IRS, the REIT taxable income for a prior taxable year is increased, we may elect to distribute an additional “deficiency dividend,” as defined under Section 860 of the Internal Revenue Code, and claim an additional deduction for dividends paid for such taxable year in order to meet the annual distribution requirement. All deficiency dividends must be distributed within 90 days after the final determination of an audit, and the claim for such deficiency dividends must be filed within 120 days of such determination. We would also be liable for the payment of interest charges on the amount of the deficiency dividend. However, the payment of such dividends would ensure that our qualification as a REIT would not be jeopardized due to a failure to meet our annual distribution requirement.

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

Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent such distributions do not exceed the adjusted basis of such U.S. shareholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that our distribution exceeds our accumulated earnings and profits and the adjusted basis of a U.S. shareholder’s shares, such distributions will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for one year or less) assuming the shares are held as a capital asset by the U.S. shareholder. Shareholders may not include in their income tax returns any net operating losses or capital losses of the Company. Finally, in general, any loss upon a sale or exchange of shares by a shareholder who has held such shares for more than one year (after applying certain holding period rules) will be treated as a long-term capital loss to the extent of distributions from us required to be treated by such shareholder as long-term capital gain.

In determining the extent to which a distribution on the Series A Preferred Stock or Series S Preferred Stock constitutes a dividend for tax purposes, our earnings and profits will be allocated, on a pro rata basis, first to distributions with respect to the Series A Preferred Stock and the Series S Preferred Stock, and then to the common stock.

Under the Internal Revenue Code we are permitted to make an election to treat all or a portion of our undistributed net capital gain as if it had been distributed to our shareholders. If we were to make such an election, our shareholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as we designated. Each of our shareholders would be deemed to have paid his proportionate share of our income tax with respect to such undistributed net capital gain, and this amount would be credited or refunded to the shareholder. In addition, the tax basis of the shareholder’s stock would be increased by his or her proportionate share of undistributed net capital gain included in his or her income less his or her proportionate share of our income tax with respect to such gains. With respect to distributions we designate as capital gain dividends, we may designate (subject to certain limits) whether the dividend is taxable to shareholders as a 20% rate gain distribution or as an unrecaptured depreciation distribution taxed at a 25% rate.

Information Reporting Requirements and Backup Withholding. We will report to our U.S. shareholders and the IRS the amount of distributions paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 30% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A shareholder that does not provide us with his correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the shareholder’s income tax liability. In addition, we may be required to withhold a portion of capital gain distributions to any shareholders who fail to certify their non-foreign status to us. See below “— Taxation of Non-U.S. Shareholders.”

Taxation of Tax-Exempt Shareholders. Distributions to a U.S. shareholder that is a tax-exempt entity should not constitute “unrelated business taxable income” as defined in Section 512(a) of the Internal Revenue Code (“UBTI”), provided that the tax-exempt entity has not financed the acquisition of our shares with “acquisition indebtedness” within the meaning of Section 514(c) of the Internal Revenue Code and the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity. In addition, if we are considered to be a pension-

held REIT, then a portion of the dividends paid to qualified trusts (any trust defined under Section 401(a) of the Internal Revenue Code and exempt from tax under Section 501(a) of the Internal Revenue Code) that owns more than 10 percent by value in the REIT may be considered UBTI. In general, a pension-held REIT is a REIT that is held by at least one qualified trust holding more than 25% by value of the interests in the REIT or by one or more qualified trusts (each of whom owns more than 10% by value) holding in the aggregate more than 50% by value of the interests in the REIT. We are not currently a pension-held REIT.

Taxation of Non-U.S. Shareholders. The rules governing United States federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign shareholders (collectively, “Non-U.S. Shareholders”) are complex and we will make no attempt herein to provide more than a summary of such rules. The Treasury Department issued new final regulations relating to withholding, information reporting and backup withholding on U.S. source income paid to foreign persons (including, for example, dividends we pay to our foreign shareholders). These regulations generally are effective with respect to payments made after December 31, 2000, subject to certain transition rules. We urge prospective investors to consult their own tax advisors as to the effect, if any, of the final regulations on their purchase, ownership and disposition of shares of common stock.

Distributions to Non-U.S. Shareholders that are not attributable to gain from sales or exchanges by us of United States real property interests and not designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent their source is our current or accumulated earnings and profits. Such distributions will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from a Non-U.S. Shareholder’s investment in our stock is treated as effectively connected with the Non-U.S. Shareholder’s conduct of a United States trade or business, the Non-U.S. Shareholder generally will be subject to a tax at graduated rates, in the same manner as U.S. Shareholders are taxed with respect to such distributions (and may also be subject to the 30% branch profits tax in the case of a shareholder that is a foreign corporation). We expect to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Shareholder unless (1) a lower treaty rate applies or (2) the Non-U.S. Shareholder files an IRS Form W-8 with us claiming that the distribution is “effectively connected” income within the meaning of Section 871 of the Internal Revenue Code. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a Non-U.S. Shareholder to the extent that such distributions do not exceed the adjusted basis of the Non-U.S. Shareholder’s shares, but rather will reduce the adjusted basis of such shares. To the extent that our distributions exceed our current and accumulated earnings and profits and the adjusted basis of a Non-U.S. Shareholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Shareholder would otherwise be subject to tax on any gain from the sale or disposition of his shares in Jameson, as described below. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of our current and accumulated earnings and profits, the distribution will be subject to withholding at a 30% rate. Further, we will be required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that such distribution was in excess of our current and accumulated earnings and profits and the amount withheld exceeded the Non-U.S. Shareholder’s U.S. tax liability, if any.

For any year in which we qualify as a REIT, distributions that are attributable to gain from our sales or exchanges of United States real property interests will be taxed to a Non-U.S. Shareholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a Non-U.S. Shareholder as if such gain were “effectively connected” with a United States business. Non-U.S. Shareholders would thus be taxed at the normal capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the case of a foreign corporate shareholder not entitled to treaty exemption. We are required by Treasury Regulations to withhold 35% of any distribution to a Non-U.S. Shareholder that could be designated by us as a capital gains dividend. This amount is creditable against the Non-U.S. Shareholder’s FIRPTA tax liability.

Gain recognized by a Non-U.S. Shareholder upon a sale of shares generally will not be taxed under FIRPTA if we are a “domestically controlled REIT,” defined generally as a REIT in which at all times during a specified testing period less than 50% in value of the REIT’s stock was held directly or indirectly by foreign persons. We believe that we are a “domestically controlled REIT,” and therefore the sale of our shares should not be subject to taxation under FIRPTA. We anticipate that we will continue to be a “domestically controlled REIT” and that sales of our shares by Non-U.S. Shareholders will not be subject to U.S. taxation unless (1) the investment in the shares is “effectively connected” with the Non-U.S. Shareholder’s trade or business in the United States, in which case such Non-U.S. Shareholder would be taxed at the normal capital gain rates applicable to U.S. Shareholders (subject to any applicable alternative minimum tax), or (2) in the case of a Non-U.S. Shareholder who is a “nonresident alien individual”, such Non-U.S. Shareholder was present in the United States for a period or periods aggregating 183 days or more during the taxable year and certain other conditions apply, in which case such person would be subject to a 30% tax on his capital gains.

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

See our Financial Statements of Jameson Inns, Inc. attached for information relating to our profits and losses and total assets.

ITEM 2. PROPERTIES.

The Inns. The following tables set forth certain information about our 121 operating Inns at December 31, 2002. These Inns secure our mortgage debt in the amount of $222.8 million.

Jameson Inns

	Year Opened/ Expanded	Number Of Guestrooms
ALABAMA:
Albertville	1994	40
Alexander City	1994/1995	60
Arab	1995	40
Auburn	1997	40
Bessemer	1999/2000	60
Decatur	1996/1999	58
Eufaula	1996	40
Florence	1996/1996	63
Greenville	1996	40
Jasper	1997/1998	58
Oxford	1997/2002	60
Ozark	1995	39
Prattville	1998/1999	58
Scottsboro	1998/2001	60
Selma	1992/1995	59
Sylacauga	1997/2001	60
Trussville	1998/1999	60
Tuscaloosa (1)	1997/2002	60

Subtotal (18 Inns)		955

FLORIDA:
Crestview	2000	55
Jacksonville	2000	79
Lake City	1999	55
Lakeland	2000	67
Ormond Beach	2000	67
Palm Bay	2000	67

Subtotal (6 Inns)		390

GEORGIA:
Albany	1995/1996	62
Americus	1992/1993/1994	77
Bainbridge	1994/1995	59
Brunswick	1995/1996	60
Calhoun	1988/1994	59
Carrollton	1994/1995	59
Conyers	1996/1999	57
Dalton	1998/1999	59
Douglas	1995	40
Dublin (1)	1997	40
Eastman	1989	41
Fitzgerald	1994	40
Jesup	1990/1991	60
Kingsland	1998	40
LaGrange	1996/1998	56
Newnan	2000	67

	Year Opened/ Expanded	Number Of Guestrooms
Perry	1998	40
Pooler	2000	55
Rome	1999	67
Thomaston	1990/1996	60
Thomasville (1)	1998	39
Valdosta	1995/1995	55
Warner Robins	1997	59
Waycross	1993/1996	60
Waynesboro	1996	40

Subtotal (25 Inns)		1,351

KENTUCKY
Richmond	2001	67

LOUISIANA:
Lafayette	2001	79
Shreveport	2001	67
W. Monroe	2002	67

Subtotal (3 Inns)		213

MISSISSIPPI:
Grenada	1999	39
Jackson	2000	67
Meridian	1999/1999	59
Pearl	2000	67
Tupelo	1998/1998	60
Vicksburg	1999/1999	59

Subtotal (6 Inns)		351

NORTH CAROLINA:
Dunn (1)	1998	40
Eden	1998	39
Forest City	1997/1998	59
Goldsboro	2000	67
Greenville	1998	40
Henderson	2000	67
Hickory	1998/1999	59
Laurinburg	1997	40
Lenoir	1998	39
Roanoke Rapids	1998	39
Sanford	1997	40
Smithfield	1998	40
Wilson	1997	39
Wilmington	2001	67

Subtotal (14 Inns)		675

	Year Opened/ Expanded	Number Of Guestrooms
SOUTH CAROLINA:
Anderson	1993/1994	57
Cheraw	1995/1999	57
Duncan	1998	40
Easley	1995/2002	56
Gaffney	1995/1997	58
Georgetown	1996/2002	59
Greenwood	1995/1996	64
Lancaster	1995/2001	62
Orangeburg	1995/2001	56
Seneca	1996/2001	60

Subtotal (10 Inns)		569

TENNESSEE:
Cleveland	1998/1999	60
Decherd	1997	40
Columbia	2000	55
Gallatin	1999/1999	59
Greenville	2000	55
Jackson	2000	67
Johnson City	1997	59
Kingsport	2000	55
Oak Ridge	1999	79
Tullahoma (4)	1997	40
Alcoa	2001	67

Subtotal (11 Inns)		636

VIRGINIA:
Harrisonburg	2000	67
Martinsville	2000	55

Subtotal (2 Inns)		122

JAMESON INN TOTAL (96 Inns)		5,329

Signature Inns

	Year Opened	Number Of Guestrooms
INDIANA:
Indianapolis North	1981	137
Fort Wayne	1982	102
Castleton	1983	125
Lafayette	1983	121
Muncie	1984	101
Southport	1985	101
Indianapolis East	1985	101
Indianapolis West	1985	101
Kokomo (2)	1986	101
Evansville	1986	125
Terre Haute	1987	150
Elkhart	1987	125
South Bend	1987	123
Carmel	1997	81

Subtotal (14 Inns)		1,594

OHIO:
Cincinnati (North)	1985	130
Columbus	1986	125
Dayton	1987	125

Subtotal (3 Inns)		380

KENTUCKY:
Florence (3)	1987	125
Louisville South	1988	119
Louisville East (2)	1997	119

Subtotal (3 Inns)		363

ILLINOIS:
Normal	1988	124
Peoria (2)	1988	124
Springfield (1)	1996	124

Subtotal (3 Inns)		372

IOWA:
Bettendorf	1989	119

TENNESSEE:
Knoxville	1989	124

SIGNATURE INN TOTAL (25 Inns)		2,952

COMBINED BRANDS (121 Inns)		8,281

(1)	Land is subject to a ground lease.
(2)	Inn co-branded as a Best Western/Signature Inn.
(3)	Property is held for sale at December 31, 2002.
(4)	Property expansion is under construction at December 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders for a vote during the fourth quarter of fiscal year 2002 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol “JAMS.” As of March 4, 2003, there were approximately 3,300 holders of record of our common stock and, we estimate, approximately 9,500 beneficial holders of our common stock.

Comparative Per Share Market Price and Dividend Information

The following table sets forth the high and low sale prices for our common stock for the periods indicated. The prices are as reported on The Nasdaq National Market based on published financial sources. The table also sets forth the cash dividends paid per common share for the periods indicated below:

	Jameson Common Stock (JAMS)
	High	Low	Cash Dividends Per Share
2002
First Quarter	$5.10	$3.30	$.05
Second Quarter	4.20	2.95	.05
Third Quarter	3.72	1.85	.05
Fourth Quarter	3.29	2.00	.05
2001
First Quarter	$7.50	$5.813	$.245
Second Quarter	7.55	6.25	.245
Third Quarter	7.39	6.00	.245
Fourth Quarter	6.65	3.28	.05

We intend to continue making regular quarterly distributions to our stockholders and it is possible that if the results of operations declines, the amount of the dividends declared and paid on our common stock may be further reduced or even eliminated. Our cash available for distribution or “Adjusted FFO” is generally an amount equal to our net income from operations plus the amount of non-cash expenses we record, such as amortization, depreciation and stock compensation expenses, less amounts for debt service and anticipated capital expenditures. In recent years, our dividend distributions have exceeded our Adjusted FFO.

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

Historical financial and operating information includes all Inns owned by us, including both those under development as well as operating Inns; however, due to our development of new Jameson Inns, expansion of existing Jameson Inns, and sale of certain Jameson Inns, certain information may not be comparable between periods. Historical financial and operating information includes all Signature Inns owned by us. See Item 2. Properties. The historical financial data for Signature Inns was prepared from the audited financial statements and filings of Signature for 1998. The information for the year ended December 31, 1999 assumes the Signature Inns were operated by Kitchin Hospitality for the entire year. Historical operating results, including net income, may not be comparable to future operating results.

JAMESON INNS, INC.

SELECTED FINANCIAL INFORMATION

(dollars in thousands, except per share data, ADR and REVPAR)

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Investment in real estate	$385,959	$381,749	$372,415	$320,960	$168,880
Net investment in real estate	315,183	328,347	334,091	296,583	152,125
Total assets	326,507	339,361	346,725	322,852	156,329
Total mortgage debt	222,820	227,063	207,145	173,958	53,697
Stockholders’ equity	98,868	106,615	126,741	136,303	98,869

	Year Ended December 31,
	2002	2001	2000	1999	1998
Financial Data:
Lease revenues	$42,032	$42,795	$42,263	$33,979	$17,989
Expenses:
Depreciation	19,565	19,256	14,291	10,300	5,614
Property and other taxes and insurance expense	5,418	5,243	4,438	3,139	1,519
General and administrative expenses	2,366	1,660	1,405	1,131	592
Loss on disposal of furniture and equipment	—	—	—	755	508
Write-off and amortization of offering costs	—	—	177	100	—
Early Extinguishment of debt	62	341	88	—	134
Loss on impairment of real estate	—	2,110	—	—	2,507

Income from operations	14,621	14,185	21,864	18,554	7,115
Interest expense, net of amounts capitalized	14,794	18,648	14,607	8,348	1,648
Other income	33	33	48	99	—

Income (loss) before discontinued operations and gain (loss) on sale of assets	(139)	(4,430)	7,304	10,305	5,467
Gain (loss) on sale of Real Estate	435	1,100	283	—	—

Income from continuing operations	295	(3,330)	7,588	10,305	5,467
Discontinued operations including gain on sale	441	262	203	466	206

Net income (loss)	736	(3,068)	7,791	10,771	5,673
Preferred stock dividends	6,668	6,669	6,696	5,387	2,188

Net (loss) income attributable to common stockholders	(5,932)	(9,737)	1,095	5,383	3,485
Basic (loss) income before discontinued operations	(0.58)	(0.89)	0.08	0.47	0.34
Diluted (loss) income before discontinued operations	(0.58)	(0.89)	0.08	0.46	0.33
Loss (income) per Common share—basic	(0.53)	(0.87)	0.10	0.51	0.36
Loss (income) per Common share—diluted	(0.53)	(0.87)	0.10	0.51	0.35
Dividends paid per Common share	0.20	0.98	0.98	0.97	0.94
Cash flow provided by operating activities	18,947	17,658	35,966	22,484	13,845
Cash flow used in investing activities	(5,265)	(16,923)	(50,418)	(40,464)	(55,845)
Cash flow (used in) provided by financing activities	(13,338)	1,563	14,063	19,056	42,161

	Year Ended December 31,
	2002	2001	2000	1999	1998
Other Data:
Funds from operations (1)	$13,267	$10,987	$15,752	$16,558	$12,136
Ratio of earnings to fixed charges and preferred stock dividends (2)	0.72	0.61	0.97	1.25	1.89

Jameson Inns:	2002	2001	2000	1999	1998
Occupancy rate	53.7%	54.8%	57.1%	60.0%	61.7%
ADR	$58.09	$56.52	$54.92	$53.05	$50.60
REVPAR	$31.18	$30.99	$31.34	$31.84	$31.21
Room nights available	1,949,961	1,939,578	1,688,485	1,485,849	1,216,998
Operating Inns (at period end)	96	98	104	88	81
Rooms available (at period end)	5,329	5,304	5,300	4,241	3,748

Signature Inns:	2002	2001	2000	1999(3)	1998(3)
Occupancy rate	41.9%	48.2%	55.9%	57.9%	61.5%
ADR	$63.78	$62.89	$64.81	$63.41	$61.48
REVPAR	$26.72	$30.30	$36.21	$36.73	$37.81
Room nights available	1,082,331	1,113,615	1,116,674	1,116,555	1,114,960
Operating Inns (at period end)	25	26	26	26	26

(1)	We believe this supplemental “non-GAAP” measure of operating performance is meaningful but should not be considered an alternative to generally accepted accounting principles. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. definition from their White Paper issued in April 2002. FFO has been calculated as net income attributable to common stockholders before depreciation expense, gains or losses on disposal of depreciable real estate assets, impairment losses of real estate assets and extraordinary items. However, this information may not be comparable to similarly titled measures presented by other companies.

(2)	For purposes of computing these ratios, earnings have been calculated by adding fixed charges (excluding capitalized interest and preferred stock dividends) to income before extraordinary item. Fixed charges consist of interest costs whether expensed or capitalized, amortization of debt discounts and issue costs whether expensed or capitalized, and preferred stock dividends. There were deficiencies in the amounts of earnings available to cover fixed charges, as defined, in the approximate amounts of $6.0 million in 2002, $10.3 million in 2001 and $500,000 in 2000.

(3)	Assumes that the Signature Inns were owned as of January 1 of 1999 and 1998. The Signature acquisition occurred on May 7, 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our historical consolidated financial statements and those of Kitchin Hospitality and the accompanying notes which are included in this report.

General

The following table shows certain historical financial and other information for the years indicated.

Combined Jameson and Signature Brands

	Year Ended December 31,
	2002	2001	2000
Occupancy rate	49.5%	52.4%	56.6%
ADR	$59.81	$58.66	$58.81
REVPAR	$29.59	$30.74	$33.28
Room rentals (000s)	$88,481	$92,254	$91,466
Other Inn revenues (000s)	$4,660	$4,321	$2,684
Room nights available	3,032,292	3,052,887	2,805,159
Operating Inns (at period end)	121	124	130
Rooms available (at period end)	8,281	8,355	8,351

We have grown from a hotel chain with four Jameson Inns at January 1, 1990, to 96 Jameson Inns and 25 Signature Inns in operation at December 31, 2002. In addition, we completed existing Jameson Inn expansion in January 2003. From our inception in 1988 until December 31, 1993, we were engaged in the business of developing, owning and managing Jameson Inns. As part of our development activities, we engaged in development and construction of new Jameson Inns. On December 31, 1993, we reorganized by divesting ourselves of the subsidiary corporations through which we conducted our construction activities, securities brokerage activities and aviation operations. In addition, we transferred our outdoor advertising business to Kitchin Hospitality’s predecessor. We no longer manage or operate our Inns upon their completion, but limit our primary activities to developing and owning the properties. Effective January 1, 1994, our primary source of revenue became lease payments by Kitchin Hospitality which leases and operates our Jameson Inns under the master leases.

All of the Signature Inns are also leased to Kitchin Hospitality. On May 7, 1999, we merged with Signature Inns, Inc. which owned and operated a chain of limited service hotels in the Midwest. In this merger, we acquired 25 Signature Inns and an interest in a limited partnership which owned an additional Signature Inn. In December 1999, we acquired the outstanding limited partnership interest in that partnership and took direct ownership of the hotel property.

Effective April 2, 1999, we acquired certain assets of Kitchin Hospitality consisting of billboards, ground leases for the sites on which the billboards are erected and other related assets. As consideration for these assets we issued 72,727 shares of our Series A preferred stock, paid cash in the amount of $400,000 and assumed liabilities in the amount of approximately $700,000. We obtained an opinion from Interstate/Johnson Lane Corporation that the terms of the transaction were fair from a financial standpoint to us and to our shareholders. These assets are leased to and operated by Kitchin Hospitality which pays us annual rentals on each of the billboards. Rental payments from these assets totaled approximately $623,000 in 2002, $734,000 in 2001 and $680,000 in 2000. In addition to the billboards leased to Kitchin Hospitality, we collect rental payment on other billboards owned by us and leased to parties other than Kitchin Hospitality.

Although room revenues are earned by our lessee, Kitchin Hospitality, not by us, they are the basis upon which the percentage rent earned by us (under the master leases) is determined and, accordingly, we discuss those revenues below. The term “Same Inn Room Revenues” refers to revenues earned with respect to our Inns which were operating during all of both comparison periods and includes revenues attributable to rooms added to our existing Inns by virtue of expansion of such Inns.

The master leases provide for the payment of base rent and percentage rent. For the year ended December 31, 2002, we earned a combined base rent and percentage rent in the aggregate amount of $28.0 million from the rental of Jameson Inns and $14.0 million from the rental of Signature Inns. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our operating Inns’ occupancy, ADR and REVPAR is appropriate for understanding our lease revenue (see—Funds from Operations, below, for the calculation of FFO, ADR and REVPAR).

We also continue to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, terminating our status as a real estate investment trust and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider any such alternatives.

Results of Operations

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

For fiscal 2002, we earned base rent and percentage rent in the aggregate amount of $42.0 million. Our lease revenue for 2002 decreased $763,000 as compared to 2001 due to the following factors:

•	Lease revenues earned from the Signature Inns decreased $751,000 in 2002 versus 2001 due to a decline in occupancy rate, as well as a slight decrease of room nights available in 2002 as a result of the sale of one Signature Inn during 2002. In 2002, all that was earned from the Signature Inns was base rent. During 2001, approximately $386,000 of percentage rent was earned by the Signature brand above the base rent. Lease revenues earned from the Jameson Inns increased $20,000 due to a slight increase in the average daily rate compared to 2001, offset somewhat by a decline in the occupancy rate. One new Jameson Inn was opened in 2002, and five new Jameson Inns were opened during 2001. The increase in the number of rooms due to the opening of new Inns was offset partially by the sale of three Jameson Inns during 2002. Additionally, lease revenue earned from billboards decreased $32,000 in 2002 due to the sale of certain billboards in connection with Inn sales during 2001 and 2002.

•	A soft U.S. economy during 2002 along with the continuing effect of the September 11, 2001 terrorist attacks negatively impacted travel and demand for hotel rooms generally.

Our property and other taxes expenses totaled $3.9 million in 2002, compared with $4.3 million for 2001. The decrease of $342,000 is attributable primarily to a decrease in franchise taxes due in 2002 to changes in the franchise tax laws in certain of the states in which our Inns are located, as property taxes were relatively flat compared to 2001.

Our insurance expenses totaled $1.5 million in 2002, compared with $960,000 for 2001. The $540,000 increase is attributable to increased costs associated with the year end 2001 renewal of our property and liability insurance which was adversely affected by the impact to the insurance markets of the September 11, 2001 terrorist attacks.

Our depreciation expense remained relatively constant at $19.6 million compared to $19.3 million in 2001. Our net operating Inns decreased by three but this was offset by the depreciation of several Inn expansions and capital expenditures on the Inns.

Our general and administrative expense includes an allocation of salary, office overhead and other general and administrative costs of the corporate office. We share employees and office space with Kitchin Hospitality. Our general and administrative expenses for 2002 increased to $2.4 million as compared to $1.7 million in 2001 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s, and an increase in professional fees.

During 2002 we experienced a positive net impact on our earnings of approximately $567,000 with respect to properties sold. This was comprised of a net gain of $558,000 upon the sale of four Inns, and a net gain of $9,000 in connection with the sale of a tract of land during 2002. During 2001 we experienced a negative net impact on our earnings of approximately $1,011,000 with respect to properties sold or held for sale. This consisted of a $2,110,000 impairment loss related to seven Inns, a net gain of $903,000 upon the sale of five other Inns, and a net gain of $197,000 in connection with the sale of a tract of land during 2001.

Our interest expense decreased from $18.6 million in 2001 period to $14.8 million in 2002. This was the result of the weighted average interest rate on our debt of 6.1% during 2002 compared to 8.3% during 2001. Our principal balance of our outstanding debt was reduced $4.2 million during 2002.

Our income from discontinued operations increased slightly to $308,000 in 2002 compared to $262,000 in 2001. We now report as discontinued operations assets held for sale and assets sold in the current period.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

For fiscal 2001, we earned base rent and percentage rent in the aggregate amount of $42.8 million. Our lease revenue for 2001 increased $532,000 as compared to fiscal 2000. This was due to the following factors:

•	Lease revenues earned from the Jameson Inns increased $2,729,000 due primarily to an increase in available rooms during 2001. Five new Jameson Inns opened in 2001, and seventeen new Jameson Inns were opened during 2000. This increase in the number of rooms was offset partially by the sale of eleven Jameson Inns during 2001. Lease revenues earned from the Signature Inns decreased $2,180,000 in 2001 versus 2000 due to a decline in REVPAR. In 2001, approximately $386,000 of percentage rent was earned by the Signature Inns above the base rent. During 2000, approximately $2,695,000 of percentage rent was earned by the Signature Inns above the base rent. Additionally, lease revenue earned from billboards increased $54,000 in 2001 due to the additions of new billboards.

Our property and other taxes expenses totaled $4.3 million in 2001, compared with $3.6 million for 2000. The increase of $699,000 is attributable primarily to the increase in the number of operating Jameson Inns subsequent to December 31, 2000 and an increase in franchise taxes in 2001 due to changes in the franchise tax laws in certain of the states in which our Inns are located.

Our insurance expenses totaled $960,000 in 2001, compared with $850,000 for 2000. The $110,000 increase is attributable primarily to the increase in the number of operating Jameson Inns subsequent to December 31, 2000.

Our depreciation expense increased from $14.3 million in 2000 to $19.3 million in 2001, due primarily to an increase in the number of operating Jameson Inns subsequent to December 31, 2000 and the depreciation of capital expenditures on the Inns.

Our general and administrative expense includes an allocation of salary, office overhead and other general and administrative costs of the corporate office. We share employees and office space with Kitchin Hospitality. Our general and administrative expenses for 2001 increased to $1.7 million as compared to $1.4 million in 2000 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

During 2001 we experienced a negative net impact on our earnings of approximately $1,011,000 with respect to Inns sold or held for sale. This was comprised of a $2,110,000 loss on impairment of real estate related to seven of our Inns, a net gain of $903,000 upon the sale of five other Inns, and a net gain of $197,000 in connection with the sale of a tract of land during 2001. In 2000, we sold a Jameson Inn and recorded a loss of $37,000, and a gain of $321,000 in connection with the sale of a tract of land.

Our interest expense increased from $14.9 million in 2000 to $18.9 million in 2001. This was the result of higher average principal indebtedness outstanding related primarily to the opening of new Jameson Inns subsequent to December 31, 2000, and a slightly higher average effective interest rate for 2001 as compared to 2000. Our principal balance of our outstanding debt increased $19.9 million during 2001. The weighted average interest rate on our debt was 8.3% during 2001 compared to 8.2% during 2000.

Funds from Operations (FFO)—Supplemental Non-GAAP Information

We believe FFO to be a meaningful measure of operating performance but it should not be considered an alternative to generally accepted accounting principles. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. definition from their White Paper issued in April 2002. FFO has been calculated as net income attributable to common stockholders before depreciation expense, gains or losses on disposal of depreciable real estate assets, impairment losses of real estate assets and extraordinary items. However, FFO as presented in this table may not be comparable to similarly titled measures presented by other companies. The following table illustrates our calculation of funds from operations and adjusted FFO for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Net income (loss) available to common stockholders	$(5,932)	$(9,737)	$1,095
Depreciation expense(1)	19,757	19,517	14,620
(Gain) loss on disposal of real estate	(558)	(903)	37
Loss on impairment of real estate	—	2,110	—

Funds from operations (FFO)	13,267	10,987	15,752
Loan fee amortization expense	853	751	597
Additions to reserve for furniture, fixtures and equipment(2)	(3,666)	(3,848)	(3,844)
Required loan principal repayments(3)	(8,813)	(6,144)	(5,288)

Adjusted FFO	$1,641	$1,746	$7,217

(1)	Including amounts of depreciation expense related to discontinued operations.

(2)	This amount equals 4% of the Room Revenues of our Inns for the respective period. We believe this 4% conforms to hotel industry standards as an amount necessary for ongoing renovation and refurbishment. Our actual expenditures for these purposes have exceeded these amounts due to product and room upgrades.

(3)	Our net cash used in financing activities during 2002 included proceeds from mortgage notes net of repayments and related deferred finance costs of $4.4 million, in addition to these scheduled principal debt payments of $8.8 million.

Liquidity and Capital Resources

Our net cash provided by operations was $18.9 million in 2002. Our principal sources of liquidity are:

•	existing cash on hand of $3.8 million at December 31, 2002,
•	the remaining availability under the line of credit and expansion construction loan, ($2.2 million at December 31, 2002),
•	proceeds from the refinancing of Inns with increased borrowing capacity, and
•	net proceeds from the sale of Inns and land held for sale.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements including the payment of preferred and common dividends and other operating expenses. As a REIT, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to a REIT under the Internal Revenue Code. We expect to fund any required distributions through cash generated from operations, existing cash on hand and external borrowings as necessary. However, we do not anticipate having net taxable income in 2003.

Our net cash used in investing activities for 2002 totaled $5.3 million. We received net cash proceeds totaling $6.5 million from the sale of four Inns and two parcels of land. Proceeds from these asset sales were primarily used to retire debt. We had an agreement to sell a Signature Inn hotel at December 31, 2002 that we sold during the first quarter of 2003, and we may sell additional Inns in the future. Additions to property and equipment totaled $12.5 million for 2002 as compared to $30.5 million in 2001. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $6.9 million for 2002 compared to $8.6 million for 2001. We plan to spend $4.4 million during 2003 on refurbishment and renovation projects of existing Inns, including the planned conversion of a Signature Inn to a Jameson Inn. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we commit to spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, from net proceeds from the disposition of under-performing hotels and possibly from additional borrowings. We anticipate this trend to continue during 2003 as we refurbish our existing Inns to ensure their competitiveness in the market and begin to convert a Signature Inn to a Jameson Inn in the first quarter of 2003. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which are paid for by lessee Kitchin Hospitality. The remaining $5.6 million in additions to property and equipment in 2002 is due primarily to the opening of one new Inn and expansions of four Inns during the year.

Our net cash used in financing activities during 2002 totaled $13.3 million. This amount included the payment of dividends to common and preferred shareholders of $9.0 million, net proceeds from our Dividend Reinvestment Plan of $112,000, proceeds from mortgage notes net of repayments and related deferred finance costs of $4.4 million, and scheduled long-term debt payments of $8.8 million.

Our long-range plan is to selectively develop new Jameson Inns and to expand existing Jameson Inns as suitable opportunities arise and when adequate sources of financing are available, but we currently have no new development plans scheduled for 2003. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of any new Inns entirely with bank borrowings. We continue to consider possible additional long-term debt or equity financing that would be available to fund any future development activities.

At December 31, 2002 the Company had total indebtedness of $222.8 million compared to $227.0 million at December 31, 2001. Of that, approximately $189.0 million is variable rate debt adjustable during 2003 as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
January 2003	$28.9	5.2%
February 2003	17.8	5.2%
March 2003	4.9	4.5%
April 2003	38.2	4.6%
May 2003	3.4	4.2%
July 2003	48.2	5.6%
September 2003	4.4	7.5%
October 2003	17.5	5.4%
Adjusts Daily	25.7	2.8%

Total	$189.0

During 2002 the weighted average interest rate on our debt was 6.1% compared to 8.3% during 2001. We anticipate full year 2003 required principal repayments of approximately $10.1 million.

We have $23.9 million of scheduled principal payments and maturing loans for 2003 including letters of credit aggregating $11.1 million that expire on December 31, 2003. These letters of credit are secured by four of our Signature Inns at December 31, 2002, including the Inn sold in January 2003 which resulted in the retirement of $2.3 million of associated indebtedness. There are three other mortgage loans, along with our line of credit, which mature during 2003. Based on our preliminary discussions with these lenders we believe we will be successful in obtaining replacement financing at renewal terms satisfactory to us.

We have four stock incentive plans in place. As of December 31, 2002, 2,036,298 shares of our common stock were authorized for issuance, including 686,094 available for future option grants and restricted stock grants under the 1993 and 1996 plans. As of December 31, 2002, options to purchase 219,100 shares of our common stock were outstanding (including 63,260 which were exercisable). In 2002, we made a tender offer for outstanding options to purchase shares of common stock issued under the 1993 stock incentive plan at a nominal price of $.01 per option share. As a result of this tender offer, options to purchase 604,833 shares of common stock were tendered and cancelled during 2002. In addition, 590,920 shares of our common stock issued to certain employees of Jameson and Kitchin Hospitality are restricted as to sale until vested in 2003 through 2010.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets; if actual conditions differ from those in our assumptions, the actual results of each asset’s actual future operations could be significantly different from the estimated results we used in our analysis. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We did not recognize any impairment losses during 2002 or 2000. In 2001, we recognized $2.1 million of impairment losses.

Overhead Allocation from Kitchin Hospitality

Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged the Company $1,574,000, $875,000, and $962,000 in 2002, 2001 and 2000, respectively of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement. We expensed approximately $1,398,000, $806,000 and $564,000 of the allocated costs in 2002, 2001 and 2000, respectively. The remainder represented capitalizable property and equipment costs. Historically, a significant portion of the overhead expense was charged to Kitchin Hospitality for the development of new Inns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our existing indebtedness is subject to adjustable interest rates primarily with twelve month interest rate readjustment dates, and is secured by our Inns and billboards. Because of the current cost and relative unavailability of fixed interest rate long-term financing, we anticipate that the majority of our future borrowings will continue to be at interest rates which adjust with certain indices. Therefore, our costs of financing our floating rate debt may increase subject to events beyond our direct control. Our variable rate debt consists primarily of individual property mortgages that adjust one time per year at varying dates for a twelve month period following the interest rate adjustment date. A hypothetical 100 basis point change on January 1, 2002 in the indices underlying our floating rate debt would have changed our annual interest expense by approximately $1.9 million based on the weighted average borrowings subject to variable rates during 2002. However, the actual annual impact to interest expense would have been less than $1.9 million due to the various annual interest rate readjustment dates of our variable rate debt. We expect to continue to selectively obtain financial instruments, including interest rate cap agreements, to limit our exposure to increases in short term interest rates.

Additional information regarding this, to the extent that it is relevant to our business, is included in Item 1 of this report under the caption “Risk Factors—Interest Rate Increases Could Increase Our Cost of Current and Future Debt” and in Item 7 under the caption “Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors.

The Directors of the Company are:

Thomas W. Kitchin, 61, is our Chief Executive Officer, a director and Chairman of the Board of Directors. He has been an officer and director of the Company since its incorporation in 1988. He served from 1977 until December 1986 as the President and Chairman of the Board of a public oil and gas company. Prior thereto, Mr. Kitchin was involved in the banking business for 16 years. Mr. Kitchin serves as a director of the Atlanta Symphony Orchestra and a member of the board of trustees of a private school. Mr. Kitchin is the father of Craig R. Kitchin, our President and Chief Financial Officer.

Michael E. Lawrence, 58, became a director in April 1994. Since March 1994, he has been Chief Executive Officer and a director of Sea Pines Associates, Inc., a publicly held corporation with approximately $50 million in annual revenues which owns and operates real estate and recreational properties on Hilton Head Island, South Carolina. Mr. Lawrence is president of Sea Pines Company, Inc. and Sea Pines Real Estate Company, Inc., both companies being subsidiaries of Sea Pines Associates, Inc. Prior to joining Sea Pines Associates, Inc., Mr. Lawrence was a management consultant with Ernst & Young from 1969 through 1989 and was a partner in that firm from 1982 through 1989. Mr. Lawrence is a licensed real estate broker and a certified public accountant with a B.S. degree from Washington & Lee University and an M.B.A. degree from Emory University.

Robert D. Hisrich, Ph. D., 58, became a director in October 1993. Dr. Hisrich has held the A. Malachi Mixon III Chair in Entrepreneurial Studies and has been a professor at the Weatherford School of Management, Case Western Reserve University, Cleveland, Ohio, since September 1993. From 1985 until his appointment at Case Western Reserve University, Dr. Hisrich held the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was a Professor of Marketing and a Director of the Enterprise Development Center at The University of Tulsa, Tulsa, Oklahoma. Dr. Hisrich was a visiting professor at the Technical University of Vienna in Austria in 2001 and at the University of Ljubljana in Slovenia in 2000. In the spring of 1992, Dr. Hisrich was a Visiting Professor of Entrepreneurship Studies at the University of Limerick, Limerick, Ireland, and from 1990 through 1991, he was a Fulbright Professor and holder of the Alexander Hamilton Chair in Entrepreneurship at the Foundation for Small Enterprise Economic Development, Budapest, Hungary. In the spring of 1989, Dr. Hisrich was a Fulbright Professor at the International Management Center, Budapest, Hungary. In addition, since 1974 Dr. Hisrich has been director of H & B Associates, a marketing and management consulting firm and is a director of Xeta Corporation, Noteworthy Corporation and NeoMed. He has also held a number of other academic positions and is widely published in the areas of marketing, management and entrepreneurship. Dr. Hisrich has a B.A. degree in English and science from DePauw University, an M.B.A. degree in marketing from the University of Cincinnati and a Ph.D. degree in business administration from the University of Cincinnati.

Thomas J. O’Haren, 69, became a director in June 1997. Mr. O’Haren was employed for 30 years in sales and marketing for Cigna Financial Advisors, Inc., a company engaged in the insurance business. From May 1992 through September 1998, Mr. O’Haren served that company both as a regional vice president and as a consultant. Since October 1998, Mr. O’Haren has been a management consultant to the financial services industry. He is active in the insurance industry, including serving as an adjunct professor of leadership at The American College, the degree-granting college of the insurance industry, as a member of The American College Leadership Institute and as chairman of the board of trustees of the GAMA Foundation, a research foundation for the insurance industry. Mr. O’Haren has a B.S. degree in finance from Pennsylvania State University, received his Chartered Life Underwriter designation in 1966 and his designation as a Chartered Financial Consultant in 1983.

Executive Officers.

The executive officers of the Company are:

Name	Position

Thomas W. Kitchin	Chief Executive Officer, Director, Chairman of the Board of Directors

Craig R. Kitchin	President, Chief Financial Officer

Steven A. Curlee	Vice President—Legal, General Counsel, Secretary

William D. Walker	Vice President—development

Martin D. Brew	Treasurer, Chief Accounting Officer

Set forth below is certain information concerning our executive officers except for Mr. Thomas W. Kitchin. Information concerning Mr. Kitchin is set forth above under the heading “Item 10. Directors and Executive Officers of the Registrant—Directors.”

Craig R. Kitchin, 35, became Chief Financial Officer of the Company in February 1994, Vice President-Finance in September 1997 and President in November 1998. He joined the Company as its Controller and Treasurer on June 15, 1992, upon receiving his M.B.A degree from the University of Chicago with concentrations in accounting and finance. Before attending the University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990. Mr. Kitchin is a director of Train for Change, a charitable organization. Mr. Kitchin graduated from Santa Clara University with a degree in finance in 1989. Craig Kitchin is the son of Thomas W. Kitchin, the Chief Executive Officer of the Company.

Steven A. Curlee, 51, became General Counsel and Secretary of the Company in January 1993 and Vice President-Legal in September 1997. From April 1985 to July 1992, he was general counsel of an oil and gas company listed on the American Stock Exchange. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. Mr. Curlee received a B.A. degree in political science and his J.D. from the University of Arkansas. He received a Masters of Law in Taxation degree from Georgetown University. Mr. Curlee is admitted to practice law in Arkansas, the District of Columbia, Oklahoma, Texas and Georgia.

William D. Walker, 49, is Vice President-Development of the Company. He has been an officer of the Company since its inception in 1988 and served as a director from 1988 through October 29, 1993. Prior to joining the Company, he worked in various financial management positions for 12 years. Mr. Walker received a B.B.A. degree in finance from Texas Tech University in 1975.

Martin D. Brew, 42, has been an officer of Kitchin Hospitality and the Company since the Signature acquisition in May 1999. He was employed by Signature Inns for 13 years, first as controller and later as treasurer. Mr. Brew was employed by KPMG LLP prior to his employment with Signature Inns. Mr. Brew has a B.S. degree in business from Indiana University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission or the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports, and we are required to disclose in this report any failure to file by these dates during fiscal 2002.

To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2002, all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation of Thomas W. Kitchin, our Chief Executive Officer, for services in all capacities to the Company during the fiscal years ended December 31, 2000, 2001 and 2002. No other executive officer of the Company had an annual salary and bonus in excess of $100,000 paid by the Company during any such year. No information is given as to any person for any fiscal year during which such person was not an executive officer of the Company.

Summary Compensation Table

	Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($) (1)	Restricted Stock Awards ($)		Securities Underlying Options (#)
Thomas W. Kitchin, Chairman and Chief Executive Officer	2002 2001 2000	$186,248 40,636 111,749	— 140,000 700,000	(2) (3)	— — —

(1)	Mr. Kitchin holds positions with Kitchin Hospitality, LLC (“Kitchin Hospitality”), as well as with the Company, and receives compensation from such entity. The amount set forth in the table represents an allocation to the Company by Kitchin Hospitality of Mr. Kitchin’s total compensation from both entities based on the estimated time spent by Mr. Kitchin related to the Company. Compensation which Mr. Kitchin receives from Kitchin Hospitality is not reported in the table. See “Certain Relationships and Related Party Transactions—Cost Reimbursement Agreement.”

(2)	Represents the closing price of shares of common stock on the Nasdaq National Market on the date of grant for 20,000 shares of restricted common stock granted in 2001 under the 1993 Stock Incentive Plan. These shares vest over a 10 year period with no vesting until the third anniversary of the grant, at which time the grants will be 30% vested and on each succeeding anniversary an additional 10% will vest.

(3)	Represents the closing price of shares of common stock on the Nasdaq National Market on the date of grant for 100,000 shares of restricted common stock granted in 2000 under the Jameson 1996 Stock Incentive Plan. Such shares vest 10 years after the date of grant, assuming continuous employment with the Company through the date of vesting.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The named executive officer did not exercise any options during 2002. On December 3, 2002, he tendered stock options covering 150,000 shares to the Company in exchange for payment of $0.01 per share of common stock subject to the options. The following table sets forth the values of all options held by the named executive officer at December 31, 2002.

Name	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas W. Kitchin	8,000	32,000	$—	$—

Employment Agreement

On November 29, 2001, the Company entered into an employment agreement with Thomas W. Kitchin effective as of December 1, 2001. Subject to early termination provisions, the employment agreement is for a two-year term and is subject to an automatic two-year renewal period unless the Company elects otherwise. The employment agreement provides that the portion of Mr. Kitchin’s base salary payable by the Company is the base salary multiplied by the percentage that the time Mr. Kitchin devotes to the business of the Company bears to the time Mr. Kitchin devotes to the business and affairs of the Company, the various Inns owned by the Company and Kitchin Hospitality. Mr. Kitchin is also eligible under the employment agreement to participate in Company incentive, profit sharing, savings, retirement and welfare benefit plans, and is entitled to expense reimbursement and other fringe benefits.

If Mr. Kitchin’s employment is terminated by the Company without cause or by Mr. Kitchin for good reason during the term of the contract, Mr. Kitchin is entitled to the following: (a) two times his annual base salary then in effect and the average of his annual bonuses for the two preceding fiscal years; (b) the vesting of any all restricted stock and options to purchase Company common stock; (c) certain welfare benefits for two years; (d) any other benefits Mr. Kitchin is entitled to be paid, provided or is otherwise eligible to receive under any plan, program, policy, contract or agreement. In the event Mr. Kitchin resigns or he terminates his employment for other than good reason, Mr. Kitchin is entitled to an amount equal to his base salary to the date of termination.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The directors who constituted the Compensation Committee during 2002 are Dr. Robert D. Hisrich, Michael E. Lawrence and Thomas J. O’Haren.

Compensation of Directors

We pay each director other than Mr. Kitchin an annual fee of $10,000. Payment of the annual fee is not contingent upon attendance at board or committee meetings. We also pay $500 for each Board of Directors or board committee meeting attended and reimbursement of expenses incurred in attending board or committee meetings.

Under our Director Stock Option Plan (the “1995 Director Plan”), each director who is not otherwise an employee of the Company or an employee of any of our subsidiaries or affiliates is granted an option to purchase 25,000 shares of common stock upon his initial election as director. Dr. Hisrich and Mr. Lawrence, who were elected or appointed as directors prior to the adoption in 1995 of the 1995 Director Plan, each received options to purchase 25,000 shares of common stock upon the adoption of the 1995 Director Plan in exchange for their surrender and the cancellation of stock options previously granted to each of them under the 1993 Jameson Stock Incentive Plan. Options granted under the 1995 Director Plan vest immediately at the time of grant and have a per share exercise price equal to the fair market value of a share of common stock at the close of business on the last business day preceding the day of grant. The options granted to Dr. Hisrich and Mr. Lawrence have an exercise price of $7.25 per share. Mr. O’Haren received an option to purchase 25,000 shares of common stock on June 20, 1997, at an exercise price of $11.375.

Under our 1997 Director Stock Option Plan (the “1997 Director Plan”), each of our directors who is serving as a director on the first business day following our annual meeting of stockholders and at such annual meeting was considered as a director who was continuing in office or was reelected as a director and is not otherwise an employee of the Company or an employee of any of our subsidiaries or affiliates is granted an option to purchase 5,000 shares of common stock as of the first business day following the annual meeting of our stockholders. Options granted under the 1997 Director Plan vest immediately at the time of grant and have a per share exercise price equal to the fair market value of a share of common stock at the close of business on the last business day preceding the day of grant. Options were granted to Dr. Hisrich, Mr. Lawrence and Mr. O’Haren in November 1997 when the 1997 Director Plan was adopted, with an exercise price of $11.625 per share. On June 29, 1998, May 8, 1999, June 19, 2000, July 2, 2001 and July 1, 2002 each of these directors received options to purchase 5,000 shares of common stock at exercise prices of $10.00, $9.00, $7.00, $7.29 and $3.55 per share, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2003, regarding (a) the ownership of the Company’s common stock by all persons known by the Company to be beneficial owners of more than five percent of such stock, and (b) the ownership of the Company’s common stock, 9.25% Series A Cumulative Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), and $1.70 Series S Cumulative Convertible Preferred Stock, par value $1.00 per share (“Series S Preferred Stock”), by (i) each director and nominee for director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table below, and (iii) all executive officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

Name of Owner or Identity of Group	Shares of Common Stock Beneficially Owned (1)		Percentage of Class	Shares of Series A Preferred Stock Beneficially Owned (1)		Percentage of Class	Shares of Series S Preferred Stock Beneficially Owned (1)	Percentage of Class
Thomas W. Kitchin 8 Perimeter Center East Atlanta, Georgia 30346-1604	623,041	(2)	5.25%	72,727	(3)	5.71%	—	—
Robert D. Hisrich (4) (5)	57,849		*	—		—	—	—
Michael E. Lawrence (4)	55,500		*	100		*	—	—
Thomas J. O’Haren (4)	91,396		*	—		—	—	—
All directors and executive officers as a group (8 persons) (6)	1,123,761		9.32%	72,827		5.71%	—	—

*	Less than one percent (1%)

(1)	The total number includes shares issued and outstanding as of February 28, 2003, plus shares which the owner shown above has the right to acquire within 60 days after February 28, 2003. For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after February 28, 2003, pursuant to the exercise of outstanding stock options.

(2)	Includes 8,000 shares issuable upon the exercise of currently vested stock options, 46,938 shares owned by Kitchin Children’s Trust, the beneficiaries of which are members of the family of Mr. Kitchin and of which Mr. Kitchin serves as trustee, 168,459 shares of restricted common stock, and 18,850 shares owned jointly with Mr. Kitchin’s spouse.

(3)	Shares are held by Kitchin Real Estate Investment Company, LLC which is 100% owned by Mr. Kitchin and members of his family.

(4)	Includes 55,000 shares issuable upon the exercise of currently vested stock options.

(5)	Includes 849 shares owned by Mr. Hisrich’s spouse and children, and 2,000 shares held by a trust for which Mr. Hisrich is the trustee.

(6)	Includes 150,067 shares issuable upon the exercise of currently vested stock options and 416,207 shares of restricted common stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	384,100	$5.88	871,094	(1)

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	384,100	$5.88	871,094

(1)	The number of securities available for issuance under the 1993 Stock Option Plan is equal to 10% of the number of shares of our common stock outstanding. As the number of shares of our stock outstanding increases, the number of shares available for issuance automatically increases.

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

The master leases covering our Jameson Inns (collectively, the “Jameson Lease”) terminate December 31, 2011, subject to earlier termination upon the occurrence of certain events. The Jameson Lease provides for payment of base rent and, if required based on the formula set forth under the Jameson Lease, percentage rent. The Jameson Lease requires us to pay real and personal property taxes, general liability and casualty insurance premiums, the cost of maintaining structural elements, including underground utilities, and the cost of refurbishment of the Jameson Inns. Kitchin Hospitality is required to pay liability insurance premiums, utility costs and all other costs and expenses incurred in the operation of the Jameson Inns. The Leases covering our Signature Inns (collectively, the “Signature Lease”) are substantially the same as the Jameson Lease except for the rental calculation. The Signature Lease expires December 31, 2012, subject to earlier termination upon the occurrence of certain events. In 2002, total rent, including both base rent and percentage rent charged to Kitchin Hospitality by us under the all master leases totaled $42 million.

Turnkey Construction Contracts. All new Inns and expansions of existing Inns were constructed by Kitchin Hospitality or by its predecessor companies. It is anticipated that Kitchin Hospitality will act as general contractor for new Inns we build as well as expansions of existing Jameson Inns. All Inns and Inn expansions are constructed by Kitchin Hospitality on a turnkey basis pursuant to construction agreements with us. Kitchin Hospitality also performs all of the construction work for renovations of existing Inns. We paid Kitchin Hospitality an aggregate of approximately $12.5 million for construction of new Inns, expansions and renovations during the year ended December 31, 2002. Under the construction agreements, if the contract price for a new Inn or group of Inns or an Inn expansion exceeds Kitchin Hospitality’s costs plus 10%, Kitchin Hospitality is required to refund the excess amount to us. The contract price, as well as the other terms of each construction agreement submitted by Kitchin Hospitality, are subject to approval by our independent directors.

Cost Reimbursement Agreement. Our officers and employees are also employees of Kitchin Hospitality. Rather than duplicate payroll and certain other administrative functions, we have entered into and are a party to a Cost Reimbursement Agreement with Kitchin Hospitality which provides that the we will reimburse Kitchin Hospitality, on an actual cost basis, for the employee compensation and overhead costs attributable to us. Our officers and employees receive their salaries, hourly wages and fringe benefits entirely from Kitchin Hospitality, which also pays our office overhead and other general and administrative costs. Under the Cost Reimbursement Agreement, we determine for each officer and employee the amount that we would pay in salary and benefits if such person devoted 100% of his or her time to our business. Kitchin Hospitality then determines, subject to our review, the actual percentage of the person’s time devoted to our business and applies that percentage to our established compensation amount. The resulting figure is the amount we reimburse Kitchin Hospitality with respect to officer or employee compensation. Office overhead and other general and administrative costs are also allocated to and borne by us based primarily on the amount of time spent by these officers and employees on our business. In 2002, these allocations of salary, office overhead and other general and administrative costs to us totaled approximately $1.6 million.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements of Jameson Inns, Inc.

2. Financial Statement Schedules of Jameson Inns, Inc.

Schedule III—Real Estate and Accumulated Depreciation	F-23

Notes to Schedule III	F-26

3. Financial Statements of Kitchin Hospitality, LLC

(a)	(3) The following exhibits are filed as part of this Annual Report or incorporated herein by reference:

Exhibit Number	Description
1.1—

Sales Agency Agreement by and among Jameson Inns, Inc., RGC Brinson Patrick, a division of Ramius Securities, LLC, and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC), dated September 3, 1999, incorporated by reference to Exhibit 1.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

3.1—

Amended and Restated Articles of Incorporation of the Registrant, as further amended through May 6, 1999, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001

3.2—	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1—	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2—	Specimen certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No.000-23256)

4.3—	Specimen certificate of $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

10.1—	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2—

Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3—

Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4—

Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5—

Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6—

Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7—	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8—	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9—

Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10—	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11—

Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12—	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13—	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14—

Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15—

Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.16—

Form of Construction Contract between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.17—	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.18—	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.19—	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20—	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21—	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22—	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.23—	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.24—	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.25—

Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.26—

Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.27—	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.28—

Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

10.29—

Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.30—

Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.31—

Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.32—

Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.33—

Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia Inn incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

10.34—

Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.35—

Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns, Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.36—	Schedule of documents substantially similar to Exhibit 10.35 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.37—

Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.38—

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

10.39—

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

10.40—	Schedule of documents substantially similar to Exhibit 10.39 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.41—

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

10.42—

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

10.43—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.44—

Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.45—	Schedule of documents substantially similar to Exhibit 10.38 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.46—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.48—	Employment Contract with Thomas W. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(4) to the Schedule TO filed with the SEC on March 20, 2002

10.49—	Employment Contract with Craig R. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(5) to the Schedule TO filed with the SEC on March 20, 2002

10.50—	Employment Contract with William D. Walker dated November 29, 2001 incorporated by reference to Exhibit 99(d)(6) to the Schedule TO filed with the SEC on March 20, 2002

10.51—	Employment Contract with Steven A. Curlee dated November 29, 2001 incorporated by reference to Exhibit 99(d)(7) to the Schedule TO filed with the SEC on March 20, 2002

10.52—	Employment Contract with Martin D. Brew dated November 29, 2001 incorporated by reference to Exhibit 99(d)(8) to the Schedule TO filed with the SEC on March 20, 2002

10.53—

Capital Improvement Contract between Jameson Inns, Inc. and Kitchin Development & Construction Company, LLC (a wholly owned subsidiary of KH, LLC) dated August 2, 2002 for capital improvement work on Jameson Inns and Signature Inns incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.54—

Form of Construction Contract between Jameson Inns, Inc. and Kitchin Development and Construction Company, LLC ( a wholly owned subsidiary of KH, LLC) dated August 2, 2002 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

21.1—	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2000

23.1—	Consent of Ernst & Young LLP

99.1—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Six reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002. On October 16, 2002 Jameson filed an 8-K reporting that on October 16, 2002 Jameson Inns, Inc. issued a press release announcing September 2002 hotel statistics. On October 21, 2002, Jameson filed an 8-K reporting that on October 21, 2002, Jameson Inns, Inc. issued a press release announcing third quarter earnings release and conference call. On October 29, 2002, Jameson filed an 8-K reporting that on October 29, 2002, Jameson issued a press release announcing a third quarter common dividend. On November 12, 2002, Jameson filed an 8-K reporting that on November 12, 2002, Jameson Inns, Inc. issued a press release announcing its operating results for the third quarter ended September 30, 2002. On November 18, 2002, Jameson filed an 8-K reporting that on November 18, 2002, Jameson Inns, Inc. issued a press release announcing October 2002 hotel statistics. On December 16, 2002, Jameson filed an 8-K reporting that on December 16, 2002, Jameson Inns, Inc. issued a press release announcing November 2002 hotel statistics.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 6, 2003.

JAMESON INNS, INC.

By:	/s/ Craig R. Kitchin
Craig R. Kitchin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Thomas W. Kitchin Thomas W. Kitchin	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer)	March 6, 2003

/s/ Craig R. Kitchin Craig R. Kitchin	President and Chief Financial Officer (principal financial officer)	March 6, 2003

/s/ Martin D. Brew Martin D. Brew	Treasurer and Chief Accounting Officer (principal accounting officer)	March 6, 2003

/s/ Robert D. Hisrich Robert D. Hisrich	Director	March 6, 2003

/s/ Michael E. Lawrence Michael E. Lawrence	Director	March 6, 2003

/s/ Thomas J. O’Haren Thomas J. O’Haren	Director	March 6, 2003

CERTIFICATIONS

I, Thomas W. Kitchin, certify that:

1.	I have reviewed this annual report on Form 10-K of Jameson Inns, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Thomas W. Kitchin
Thomas W. Kitchin Chief Executive Officer

I, Craig R. Kitchin, certify that:

1.	I have reviewed this annual report on Form 10-K of Jameson Inns, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Craig R. Kitchin
Craig R. Kitchin President and Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Stockholders

Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 11, 2003

Jameson Inns, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Operating property and equipment	$383,514,505	$371,843,079
Property and equipment held for sale	2,444,950	8,378,637
Less accumulated depreciation	(70,776,574)	(51,874,113)

	315,182,881	328,347,603
Cash	3,832,477	3,487,793
Restricted cash	1,449,825	2,198,426
Receivable from affiliate	1,489,814	87,037
Deferred finance costs, net	2,823,741	3,555,207
Other assets	1,728,709	1,685,130

	$326,507,447	$339,361,196

Liabilities and Stockholders’ Equity
Mortgage notes payable	$222,820,439	$227,062,652
Accounts payable and accrued expenses	282,252	467,859
Accrued interest payable	1,037,792	1,381,984
Accrued property and other taxes	1,831,285	2,166,105
Preferred stock dividends payable	1,667,197	1,667,190

	227,638,965	232,745,790
Stockholders’ Equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,862,984 shares (11,729,914 in 2001) issued and outstanding	1,186,298	1,172,991
Contributed capital	98,057,292	105,905,964
Deferred compensation	(2,812,344)	(2,900,785)
Retained deficit	(1,026,991)	(1,026,991)

Total Stockholders’ Equity	98,868,482	106,615,406

	$326,507,447	$339,361,196

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2002	2001	2000
Lease revenue	$42,031,718	$42,794,560	$42,262,957
Expenses:
Property and other taxes	3,940,685	4,282,564	3,588,445
Insurance	1,476,067	960,138	850,082
Depreciation	19,564,941	19,256,016	14,291,369
General and administrative expenses	2,366,454	1,659,421	1,405,343
Loss on impairment of real estate	—	2,110,000	—
Early extinguishments of debt	62,153	341,081	87,816
Amortization of offering costs	—	—	176,281

Total expenses	27,410,300	28,609,220	20,399,336

Income from operations	14,621,418	14,185,340	21,863,621
Interest expense	14,794,134	18,648,022	14,607,342
Other income	32,875	32,592	48,085

(Loss) income before discontinued operations and gain(loss) on sale of assets	(139,841)	(4,430,090)	7,304,364
Gain (loss) on disposal of real estate	426,141	902,791	(37,317)
Gain on sale of land	9,205	196,728	320,575

Income (loss) from continuing operations	295,505	(3,330,571)	7,587,622
Discontinued operations:
Income from discontinued operations	308,177	261,954	203,296
Gain on sale of discontinued operations	132,286	—	—

Net income (loss)	735,968	(3,068,617)	7,790,918
Less preferred stock dividends	6,668,441	6,668,740	6,696,144

Net (loss) income attributable to common stockholders	$(5,932,473)	$(9,737,357)	$1,094,774

Per common share (basic and diluted):
(Loss) income before discontinued operations (net of preferred dividends)	$(0.58)	$(0.89)	$0.08
Income from discontinued operations	0.05	0.02	0.02

Net (loss) income attributable to common stockholders	$(0.53)	$(0.87)	$0.10

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock Series A	Preferred Stock Series S	Common Stock	Contributed Capital	Deferred Compensation	Retained Deficit	Stockholders’ Equity
Balance at January 1, 2000	$1,272,727	$2,256,000	$1,108,395	$133,315,433	$(622,519)	$(1,026,991)	$136,303,045
Issuance of common stock	—	—	7,211	492,658	—	—	499,869
Issuance of restricted stock grants	—	—	33,450	2,309,935	(2,343,385)	—	—
Forfeiture of restricted stock grants	—	—	(340)	(27,329)	22,425	—	(5,244)
Vesting of restricted stock grants	—	—	—	—	309,420	—	309,420
Conversion of Series S preferred stock	—	(64,500)	6,708	(143,771)	—	—	(201,563)
Common stock dividends ($.98 per share)	—	—	—	(10,164,096)	—	(1,094,774)	(11,258,870)
Preferred stock dividends-Series S ($1.70 per share)	—	—	—	—	—	(3,138,774)	(3,138,774)
Preferred stock dividends – Series A ($2.31 per share)	—	—	—	—	—	(3,557,370)	(3,557,370)
Net income	—	—	—	—	—	7,790,918	7,790,918

Balance at December 31, 2000	1,272,727	2,191,500	1,155,424	125,782,830	(2,634,059)	(1,026,991)	126,741,431
Issuance of common stock	—	—	8,847	659,584	—	—	668,431
Issuance of restricted stock grants	—	—	9,250	636,200	(645,450)	—	—
Forfeiture of restricted stock grants	—	—	(530)	(38,726)	37,277	—	(1,979)
Vesting of restricted stock grants	—	—	—	—	341,447	—	341,447
Common stock dividends ($.98 per share)	—	—	—	(21,133,924)	—	9,737,356	(11,396,568)
Preferred stock dividends-Series S ($1.70 per share)	—	—	—	—	—	(3,725,558)	(3,725,558)
Preferred stock dividends – Series A ($2.31 per share)	—	—	—	—	—	(2,943,181)	(2,943,181)
Net loss	—	—	—	—	—	(3,068,617)	(3,068,617)

Balance at December 31, 2001	1,272,727	2,191,500	1,172,991	105,905,964	(2,900,785)	(1,026,991)	106,615,406
Issuance of common stock	—	—	4,132	107,581	—	—	111,713
Issuance of restricted stock grants	—	—	11,240	396,215	(407,455)	—	—
Forfeiture of restricted stock grants	—	—	(2,065)	(76,720)	70,992	—	(7,793)
Vesting of restricted stock grants	—	—	—	—	424,904	—	424,904
Common stock dividends ($.20 per share)	—	—	—	(8,275,748)	—	5,932,473	(2,343,275)
Preferred stock dividends-Series S ($1.70 per share)	—	—	—	—	—	(3,725,261)	(3,725,261)
Preferred stock dividends – Series A ($2.31 per share)	—	—	—	—	—	(2,943,180)	(2,943,180)
Net income	—	—	—	—	—	735,968	735,968

Balance at December 31, 2002	$1,272,727	$2,191,500	$1,186,298	$98,057,292	$(2,812,344)	$(1,026,991)	$98,868,482

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
Operating activities
Net income (loss) from continuing operations	$295,505	$(3,330,571)	$7,587,622
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	20,417,471	20,007,020	14,888,780
Stock-based compensation expense	417,111	339,468	304,176
Loss on impairment of real estate	—	2,110,000	—
Amortization of offering costs	—	—	176,281
Early extinguishments of debt	62,153	341,081	87,816
(Gain) loss on disposal of property and equipment	(435,346)	(1,099,519)	(287,723)
Discontinued operations	501,572	523,278	531,448
Changes in assets and liabilities increasing (decreasing) cash:
Restricted cash	—	—	12,115,000
Other assets	(43,579)	227,902	(851,671)
Accounts payable and accrued expenses	(185,607)	(85,584)	(716,827)
(Payable) to/receivable from affiliate	(1,402,777)	(1,125,289)	1,504,057
Accrued interest payable	(344,192)	(79,296)	488,736
Accrued property and other taxes	(334,820)	(170,311)	138,733

Net cash provided by operating activities	18,947,491	17,658,179	35,966,428
Investing activities
Reductions (Additions) to restricted cash for FF&E reserves	748,601	(553,336)	(190,249)
Proceeds from disposition of land, property and equipment	6,527,700	14,171,438	2,060,575
Additions to property and equipment	(12,541,184)	(30,541,255)	(52,287,889)

Net cash used in investing activities	(5,264,883)	(16,923,153)	(50,417,563)
Financing activities
Common stock dividends paid	(2,343,275)	(11,396,568)	(11,258,870)
Preferred stock dividends paid	(6,668,441)	(6,668,541)	(6,723,556)
Proceeds from issuance of preferred and common stock, net of offering expense	111,713	668,431	499,869
Proceeds from Series S preferred stock	—	—	(201,563)
Proceeds from mortgage notes payable	11,968,261	53,798,529	75,711,945
Payment of deferred finance costs	(195,715)	(957,074)	(1,440,533)
Payoff of mortgage notes payable	(7,397,159)	(27,737,431)	(37,236,734)
Payments on mortgage notes payable	(8,813,308)	(6,143,808)	(5,287,846)

Net cash (used in) provided by financing activities	(13,337,924)	1,563,538	14,062,712
Net change in cash	344,684	2,298,564	(388,423)
Cash at beginning of year	3,487,793	1,189,229	1,577,652

Cash at end of year	$3,832,477	$3,487,793	$1,189,229

Supplemental information
Interest paid	$14,140,718	$18,280,209	$15,258,820
State income and franchise taxes paid	$350,478	$369,018	$213,004

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002

1.	Business and Basis of Financial Statements

Jameson Inns, Inc. (“the Company”) develops and owns limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®.” In addition, the Company owns Inns in the midwestern United States operating under the trademark “Signature Inns®”. In this report, we refer to the Inns operating under the Jameson trademark as “Jameson Inns” and to those operating under the Signature trademark as “Signature Inns.”

At December 31, 2002, there were 96 Jameson Inns in operation and 25 Signature Inns in operation with a total of 8,281 rooms in fourteen states compared to 98 Jameson Inns in operation and 26 Signature Inns in operation with a total of 8,355 rooms at December 31, 2001.

2.	Accounting Policies

The Company has several business relationships with Kitchin Hospitality, LLC (“KH”), including contracts to construct the new Inns, and expand and renovate existing Inns (see Note 10), the leases to operate the Inns (see Note 4) and the leases to use the Company’s billboards for advertising. KH is wholly-owned by Thomas W. Kitchin, chairman and chief executive officer of the Company, and members of his family including Craig Kitchin, our President and Chief Financial Officer.

The Company’s principal business includes arranging construction and permanent financing, land acquisition, ownership and leasing of the Inns and billboards, capital improvements to the Inns, and acquisition and replacement of furniture, fixtures and equipment for the Inns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

Property and Equipment

Costs incurred to acquire and open new Inn locations or to expand or renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs and real estate taxes. Interest costs of $58,828 and $490,411 were capitalized in 2002 and 2001, respectively.

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and three to five years (furniture, fixtures and equipment). Billboards are depreciated over ten years.

The Company’s long-lived assets, including the Inns, are individually evaluated for impairment when conditions exist that indicate that it is probable that the sum of the related expected future cash flows (on an undiscounted basis) are less than the historical net cost basis. Upon determination that a permanent impairment has occurred, the related assets are reduced to their fair value. For properties the Company considers held for sale an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held for sale assets are reported at the lower of the carrying amount or the estimated fair value, less the cost to sell. Subsequent to the date that an asset is held for sale, depreciation expense is not recorded.

Deferred Finance Costs

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn. Amortization of deferred finance costs is $852,530 and is included in interest expense in the consolidated statements of operations. Accumulated amortization totaled $2,180,198 and $1,487,577 as of December 31, 2002 and 2001, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such since January 1, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% (95% in 2000 and 1999) of its net taxable income to its shareholders and satisfies certain other requirements defined in the Code.

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

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The table presents a summary of the pro forma effects to reported net income as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123.

	2002	2001	2000
Net (loss) income attributable to common stockholders	$(5,932)	$(9,737)	$1,094
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995	47	(37)	(37)

Pro forma net (loss) income attributable to common stockholders (in 000’s)	$(5,885)	$(9,774)	$1,057

Pro forma (loss) income per share-basic and diluted	$(.52)	$(.87)	$.09

The Company recognized compensation expense of $417,114, $339,468, and $304,176 for the years ended December 31, 2002, 2001 and 2000 related to the vesting of restricted stock.

Financial Instruments

The Company considers its cash, restricted cash and mortgage notes payable to meet the definition of financial instruments as prescribed by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2002 and 2001, the carrying value of the Company’s financial instruments approximated their fair value.

Restricted Cash

At December 31, 2002 and 2001, the restricted cash balance represents cash on deposit that is restricted under the requirements of various mortgage loan agreements.

Principles of Consolidation

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 2002, the Company had one wholly-owned and two 99.8%-owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company’s Chairman and CEO and members of his family own the remaining 0.2% of these two subsidiaries.

Revenue Recognition

The Company recognizes lease revenues when they are earned. The master leases call for base rent to be earned and due on a monthly basis. Percentage rent is calculated on a quarterly basis, with quarterly payments (see Note 4). Percentage rents are considered earned when the changes in factors on which the contingent rents are based actually occur.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company’s adopted this standard on January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. See Note 7 for a discussion of the effect of SFAS No. 144 on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”). SFAS 145 prevents gains or losses on extinguishments of debt not meeting the criteria of APB 30 to be treated as extraordinary. SFAS 145 is effective for fiscal years beginning after May 15, 2002 but has been adopted by the Company for the year ended December 31, 2002. The adoption of SFAS 145 results in the Company’s reclassification of losses on extinguishments of debt as a component of continuing operations.

On December 31, 2002, the FASB issued Accounting for Stock-Based Compensation (“SFAS No. 148”) amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted this statement on December 31, 2002.

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2002	2001
Land and improvements	$58,189,077	$57,031,361
Buildings	268,866,549	261,929,181
Furniture, fixtures and equipment	53,039,861	47,341,971
Billboards	2,783,472	2,779,505
Construction in process	635,546	2,761,061

Operating property and equipment	383,514,505	371,843,079
Property and equipment held for sale, net	2,444,950	8,378,637
Accumulated depreciation	(70,776,574)	(51,874,113)

	$315,182,881	$328,347,603

The Company recognizes impairment losses on long-lived assets used in operations or held for sale when indicators of impairment are present and the expected future results estimated to be generated by those assets are less than the assets’ carrying amount. During 2001, impairment losses of $2,110,000 were recognized. No impairment losses were recorded in 2002.

During 2002 and 2001, the Company disposed of some of its 40-room, exterior corridor Jameson Inn hotels and one Signature Inn hotel located in markets that have mostly been under-performing and did not meet its investment criteria. During 2002, the Company sold four properties resulting in net gains of $426,000. Additionally, two tracts of land were sold in 2002 resulting in net gains of $9,000. During 2001, the Company sold eleven properties that did not meet its investment criteria, resulting in net gains of $903,000. Additionally, a tract of land was sold in 2001 resulting in a gain of $197,000.

Property and equipment held for sale is net of accumulated depreciation of $584,707 and $2,451,741 at December 31, 2002 and 2001, respectively.

4.	The Leases

The Company has entered into master leases, whereby all of the operating Inns are leased to KH. Therefore, the majority of the lease revenue is derived from these leases. Approximately $702,000, $734,000 and $680,000 in 2002, 2001, and 2000, respectively, of the lease revenue is related to the billboards the Company leases to KH and other advertisers.

The Jameson and Signature leases, which expire December 31, 2011 and December 31, 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent is payable monthly and equals $264 and $394 per month per room available at the beginning of the relevant month for the Jameson Inns and Signature Inns, respectively.

Percentage Rent is payable quarterly and is calculated as a percentage of the total amount of room rental and certain other miscellaneous revenues realized by KH during the relevant period less base rent paid for such period. For Jameson Inns, the percentage is 39% of such revenues up to $23.01 per day per room in 2002, plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $38.61 per day per room in 2002, plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns in any calendar year may not exceed 47% of total room rental revenues for that year. The $23.01 and $38.61 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2003 was $23.57 and $39.55 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $30,980,783, $31,279,152 and $28,900,248 in 2002, 2001 and 2000, respectively. Percentage rent totaled $11,087,135, $11,597,800, and $13,651,822 in 2002, 2001 and 2000, respectively.

The Leases require the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company intends to maintain cash reserves or sufficient access to borrowings equal to 4% of room revenues of KH, less amounts expended to date, to fund the Company’s future capital expenditures for such replacements and refurbishment’s. KH is required to pay all other costs and expenses incurred in the operations of the Inns.

The Company leases the billboards to KH and other advertisers. The table below indicates anticipated income for the next five years on these billboard leases:

2003	$694,714
2004	647,740
2005	657,722
2006	283,504
2007	197,377

Total	$2,481,057

5.	Mortgage Notes Payable

As of December 31, mortgage notes payable consist of:

	2002	2001
Notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2003 to 2019. Interest rates are adjusted annually and range from 4.25% to 9.5% and are mainly adjustable to a spread above the prime rate or Treasury securities at December 31, 2002. Secured by mortgages on 104 Inns.	$190,726,276	$196,714,053
Term of twenty years and interest accrues at 3.75% above a weekly average yield on Treasury securities, adjusted annually (6.10% at December 31, 2002). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on 12 Inns.	17,859,165	16,528,756
Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. Interest rates are adjusted weekly and were 1.85% at December 31, 2002. Secured by mortgages on 4 Inns and Letters of Credit.	11,115,000	11,475,000
Term of five years due in monthly installments of principal and interest with unpaid balance payable at maturity in December 2004. Interest rate is fixed at 9.50%. Secured by Company billboards.	—	422,318
Line of credit:
$2.0 million line of credit secured by billboards. At December 31, 2002, the Company had $1.99 million available to borrow. The line bears interest at prime plus 1.0% with a floor of 4.25% and cap of 6.25% (6% at December 31, 2002). Payments of interest are due monthly with the principal balance payable upon maturity in December 2003.	6,139	23,614
Construction obligations:
$4.4 million total commitments. As of December 31, 2002, $261,000 was available for borrowing. The construction loans have terms of seven years and are due in monthly installments of interest only for 18 months and principal and interest using a 20-year amortization period until maturity in 2008. Interest rates are adjusted annually to the then prevailing prime rate plus .375% to .5% with a floor of 7.125%. Secured by 1 Inn and 1 expansion.	3,113,859	1,898,911

	$222,820,439	$227,062,652

At December 31, 2002 and 2001, all of the Company’s net book value of its investment in properties collateralized the mortgage notes payable. At December 31, 2002 and 2001, the carrying value of the long-term debt approximated its fair value.

At December 31, 2002 there are letters of credit aggregating $11.1 million which were issued for our benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the Bonds to be remarketed by the marketing agent. These letters of credit expire on December 31, 2003 and are included in the 2003 scheduled aggregate principal payments.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2002:

2003	$23,910,060
2004	18,882,998
2005	45,338,419
2006	56,149,723
2007	29,154,643
Thereafter	49,384,596

$222,820,439

As a result of the early extinguishment of certain debt, the Company incurred losses of $62,153, $341,081, and $87,816 in 2002, 2001, and 2000, respectively, comprised of the unamortized deferred finance costs and prepayment penalties.

During 2002, the weighted average interest rate on debt was 6.1% compared to 8.3% during 2001 and 8.2% during 2000.

6.	Stockholders’ Equity

Preferred Stock

The Company has 2,191,500 shares of 8.5% Series S Cumulative Convertible Preferred Stock (“Series S Preferred Stock”) outstanding and 1,272,727 shares of 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) outstanding. The Series S and Series A Preferred Stock is senior to all shares of the Company’s common stock.

Dividends on the Series S and Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or about the 20th day of January, April, July and October to shareholders of record on the last business day of December, March, June and September at the fixed rate of 9.25% per annum of the liquidation preference of $25 per share (equivalent to a fixed annual rate of $2.3125 per share) for the Series A Preferred Stock and at the fixed rate of 8.5% per annum of the liquidation preference of $20 per share (equivalent to a fixed annual rate of $1.70 per share) for the Series S Preferred Stock.

Holders of Series S and Series A Preferred Stock generally will have no voting rights except as required by law. In addition, certain changes to the terms of the Series A and Series S Preferred Stock that would be materially adverse to the rights of holders of the Series A and Series S Preferred Stock cannot be made without the affirmative vote of holders of at least a majority of the outstanding Series A and Series S Preferred Stock.

The Series S Preferred Stock is convertible into the Company’s common stock, at the option of the holder at the stated Conversion Price (as defined). Additionally, at any time after February 1, 2000, the Company has the right to redeem any, or all, of the Series S Preferred Stock, plus accrued and unpaid dividends, at the Redemption Price, as defined, which ranges from $20.00 to $20.97 per share (depending on the date of redemption). The holders do not have the option to redeem the Series S Preferred Stock. During 2000, 64,500 shares of the Series S Preferred Stock were converted into common stock. No shares were converted in 2002 or 2001.

The Series A Preferred Stock is not convertible into or exchangeable for any other property or securities.

Upon the occurrence of a Change of Control Event, as defined, at any time prior to March 18, 2003, the Company may redeem all of the outstanding Series A Preferred Stock at a purchase price ranging from $25.00 to $26.05 per share (depending on the date of the redemption), plus accrued and unpaid dividends (if any) to the date of redemption. Except in certain circumstances relating to preservation of the Company’s status as a REIT and in connection with a change of control of the Company, the Series A Preferred Stock is not redeemable prior to March 18, 2003. On and after such date, the Series A Preferred stock will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date (whether or not declared) without interest.

Stock Options

The Company has four stock compensation plans. The Company adopted the 1993 Stock Incentive Plan (“1993 Plan”) to provide incentives to attract and retain officers and key employees of both the Company and KH. This Plan provides for a number of shares equal to 10% of the Company’s outstanding common shares (excluding shares issued pursuant to exercises of options granted under this Plan). In 1996, the Jameson 1996 Stock Incentive Plan (“1996 Plan”) was adopted and 500,000 additional shares were reserved for issuance. As of December 31, 2002 the Company had a total of 2,036,298 shares authorized for issuance, including 686,094 shares available for future option grants or restricted stock grants under the 1993 and 1996 Plans. During 2002, the Company purchased at a nominal cost of $0.01 per option share pursuant to a tender offer 604,833 options to purchase shares of common stock issued under the 1993 Plan.

The Director Stock Option Plan (“1995 Director Plan”) reserved 150,000 shares of Common Stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In addition, the Company adopted the 1997 Director Stock Option Plan (“1997 Director Plan”) which reserved 200,000 shares of Common Stock and provides that at the time of the Company’s approval of the plan and subsequently upon each annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 2002, options covering up to 185,000 shares are available for future grants under the 1995 Director Plan and the 1997 Director Plan.

A summary of the stock option activity follows:

	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding December 31, 1999	889,971	$6.95 — $11.75	$11.03
Granted in 2000	130,500	$6.94 — $ 7.25	$9.38
Forfeited in 2000	(99,750)	$6.65 — $11.63	$7.07

Options outstanding December 31, 2000	920,721	$6.94 — $11.75	$9.06

Granted in 2001	210,000	$3.30 — $ 7.29	$3.59
Forfeited in 2001	(111,288)	$6.65 — $11.63	$8.86

Options Outstanding December 31, 2001	1,019,433	$3.30 — $11.75	$5.47

Granted in 2002	15,000	$7.56 — $ 7.56	$7.56
Forfeited in 2002	(45,500)	$3.30 — $11.75	$7.55
Cancelled in 2002	(604,833)	$6.65 — $11.75	$9.18

Options Outstanding December 31, 2002	384,100	$3.30 — $11.75	$5.88

Options Exercisable:
Granted prior to 1999	122,000	$7.25 — $11.75	$10.47
Granted in 1999	23,460	$7.13 — $ 9.13	$8.10
Granted in 2000	15,800	$7.19 — $ 7.56	$7.47
Granted in 2001	52,000	$3.30 — $ 6.53	$3.54
Granted in 2002	15,000	$3.65 — $ 3.65	$3.65

Options Exercisable December 31, 2002	228,260

The average contractual life remaining on options outstanding at December 31, 2002 was 7.32 years.

In 2002, the Company made a tender offer for outstanding options to purchase shares of common stock issued under the 1993 stock incentive plan at a nominal price of $.01 per option share. As a result of this tender offer, options to purchase 604,833 shares of common stock were tendered and cancelled during 2002.

Pro Forma Effects of Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000; risk-free interest rates of 4.1% to 6.8%; a dividend yield of 6.12%, 5.18% and 10% respectively; a volatility factor of the expected market price of the Company’s common stock of .404, .199 and .151, respectively; and an expected life of the option of 3 to 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and shares which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and restricted stock have characteristics significantly different from those of traded options or unrestricted shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and restricted stock.

Restricted Stock

In 2002 and 2001 the Company awarded 112,400 and 92,500 shares respectively, of common stock to certain officers and employees of the Company, under the provisions of the 1993 Plan. No shares were issued in 2000 under the 1993 plan. 13,000 shares of the 2002 grant and all of the shares from the 2001 grant vest over a ten-year period, with no vesting until the third anniversary of the grant, at which time the grants will be vested 30%, on each succeeding anniversary an additional 10% will vest, assuming the individual is continuously employed by the Company on each vesting date. The remaining 103,250 shares of the 2002 grant vest at 20% per year for five years.

In 2000, the Company awarded 334,500 shares of Common Stock to certain officers and employees of the Company, under the provisions of the 1996 Plan. The shares vest ten years after date of grant, assuming the individual is employed by the Company at that date.

Holders are entitled to all dividends prior to forfeiture under these plans. As of December 31, 2002, 590,920 restricted shares of common stock remain outstanding under the 1993 and 1996 Plans.

Compensation expense resulting from the stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant, and is being recorded over the five or ten-year vesting periods using the straight line method, net of forfeitures. The expense recorded was $417,114 in 2002, $339,468 in 2001 and $304,176 in 2000.

Dividend Reinvestment Plans

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. In 2001, we registered an additional 200,000 shares of our common stock. These plans allow existing shareholders to reinvest their dividends in additional shares purchased at a 5% discount from the average market price of the shares. The plans also allow existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 2002, 2001 and 2000, 44,226, 87,632 and 72,102, shares, respectively, were purchased through dividend reinvestments and additional cash purchases, resulting in net proceeds to the Company of $111,713, $668,431, and $499,869, respectively. At December 31, 2002, 71,724 shares were available for purchase under the 2001 plan.

7.	Discontinued Operations and Property and Equipment Held for Sale

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Due to the adoption of SFAS No. 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS No. 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading, “income from discontinued operations.” This change has resulted in certain reclassifications of 2001 and 2000 financial statement amounts.

The components of income from operations related to discontinued operations for the years ended December 31, 2002, 2001 and 2000 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Year ended December 31,
	2002	2001	2000
Lease revenues	$738,347	$816,352	$968,770
Expenses:
Property and other taxes	66,862	57,781	82,396
Insurance	27,264	19,061	19,519
Depreciation	193,395	261,325	328,152

Total expenses	287,521	338,167	430,067

Income from discontinued operations before interest expense	450,826	478,185	538,703
Interest expense	142,649	216,232	335,407

Income from discontinued operations	$308,177	$261,953	$203,296

The Company recorded net gains on disposals of approximately $132,000 related to the asset sold in 2002 which met the criteria under SFAS 144.

Based on a review of its investment portfolio at December 31, 2002, the Company had one property under contract. Accordingly, the Company has decided to sell the property and therefore the property is classified as held for sale in the accompanying balance sheet. At December 31, 2001, the Company had five operating hotel properties recorded as held for sale. The hotel properties held for sale are recorded at the lower of cost or fair value less anticipated selling costs. The 2001 impairment charge of $2,110,000 includes a reserve of $767,370 related to these properties at December 31, 2001. The dispositions of two of these properties were accounted for under SFAS No. 121. The remaining three properties were recorded in operating property and equipment in January 2002 with the adoption of SFAS No. 144.

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	2002	2001	2000
Numerator
Net income (loss)	$735,968	$(3,068,617)	$7,790,918
Preferred stock dividends	(6,668,441)	(6,668,740)	(6,696,144)

Numerator for basic (loss) income per share-income available to common stockholders	$(5,932,473)	$(9,737,357)	$1,094,774

Denominator
Weighted average shares outstanding	11,826,769	11,657,387	11,488,104
Less: Unvested restricted shares	(576,748)	(481,188)	(406,937)

Denominator for basic income per share	11,250,021	11,176,199	11,081,167
Plus: Effect of dilutive securities:
Employee and director stock options	—	—	6,323
Unvested restricted shares	—	—	363,765

Total dilutive potential common shares	—	—	370,088

Denominator for diluted income per share-adjusted weighted average shares and assumed conversions	11,250,021	11,176,199	11,451,255

Basic and diluted (Loss) Income Per Common Share
Net (loss) income attributable to common stockholders	$(0.53)	$(0.87)	$.10

Options to purchase 384,100, 484,433 and 522,471, shares of Common Stock during 2002, 2001 and 2000, respectively, were all outstanding but were not included in the computation of diluted earnings per share because the securities’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

9.	Income Taxes

The Company recorded no provision for federal income taxes in 2002, 2001 and 2000 due to its REIT status. State tax expense, totaling $169,465, $369,018, and $215,004 in 2002, 2001, and 2000, respectively, is included in property and other tax expense. At December 31, 2002, the Company had net operating loss carryforwards of approximately $1.2 million available for federal income tax purposes, which begin to expire in 2005. As a result of the REIT election and change in ownership resulting from the Company’s initial public offering in 1994, future utilization of the net operating loss carryforwards by the Company may be limited.

The Company declared and paid dividends on its Common Stock of $.20, $.98 and $.98, per share in 2002, 2001 and 2000, respectively. Of these dividends, $.20, $.98 and $.63 per share represents return of capital in 2002, 2001 and 2000, respectively, and $.35 per share represents ordinary income in 2000.

As noted earlier, the Company disposed of four properties in 2002 and eleven properties during 2001. As a result of the dispositions, the Company realized built-in gains of $387,000 and $964,000 in 2002 and 2001, respectively. These built-in gains and the associated federal income taxes were not recognized in 2002 or 2001, but are deferred until the Company is in a net taxable income position, at which time the built-in gains will be offset by the net operating loss carryforward of $1.2 million.

Reconciliation between GAAP net income and taxable income (Unaudited)

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
GAAP net income (loss)	$735,968	$(3,068,617)	$7,790,918
Add book depreciation and amortization	19,758,336	19,517,341	14,619,521
Less tax depreciation and amortization	(16,662,845)	(18,313,646)	(18,011,233)
Book/tax difference on gains/losses from capital transactions	550,567	(1,005,745)	—
Other book/tax differences, net	422,800	1,216,541	(129,132)

Adjusted taxable income (loss) subject to 90% dividend requirements	$4,804,826	$(1,654,126)	$4,270,074

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction (Unaudited)

The following table reconciles cash dividends paid with the dividends paid deduction:

	2002	2001	2000
Cash dividends paid	$9,011,716	$18,065,307	$17,955,014
Less dividends designated return of capital	(3,207,057)	(11,563,294)	(7,279,985)
Other	—	(17,632)	—

Dividends paid deduction	$5,804,659	$6,484,381	$10,675,029

Characterization of distributions (Unaudited)

The following table characterizes distributions paid per common and preferred share:

	2002		2001		2000
	$	%	$	%	$	%
Common Stock
Ordinary income	$—	—	$—	—	$3,975,344	35.34%
Return of capital	2,343,275	100.00%	11,396,576	100.00%	7,279,985	64.66%

Total	$2,343,275	100.00%	$11,396,576	100.00%	$11,255,329	100.00%

Preferred Stock
Ordinary income	5,804,659	87.00%	$6,502,013	97.50%	$6,699,685	100.00%
Return of capital	863,782	13.00%	166,718	2.50%	—	—

Total	$6,668,441	100.00%	$6,668,731	100.00%	$6,699,685	100.00%

10.	Additional Related Party Transactions

KH identifies sites and constructs the Inns for the Company. The Company paid KH a total of $12,497,560, $29,116,981 and $61,082,972 for construction of new Inns, Inn expansions, and renovations during the years ended December 31, 2002, 2001 and 2000, respectively.

The Company shares employees and office space with KH. Under the Cost Reimbursement Agreement, KH charged the Company approximately $1,574,000, $875,000 and $962,000 for its allocation of salary, office overhead, and other general and administrative costs in 2002, 2001 and 2000, respectively. The Company expensed approximately $1,399,000, $806,000 and $564,000 of the allocated costs in 2002, 2001 and 2000, respectively. The remaining costs represented capitalized expenditures.

The rent expense under the office lease is paid by KH and is allocated under the Cost Reimbursement Agreement described in Note 10. The office lease requires future minimum payments as follows:

2003	$160,667
2004	167,093
2005	173,767
2006	180,688
2007	187,980
Thereafter	398,824

Total	$1,269,019

11.	Other Commitments and Contingencies

As of December 31, 2002, the Company had executed construction contracts with KH for an Inn expansion totaling $900,000, of which $264,000 had not been expended.

The Company leases land underlying certain of its operating Inns and land for each billboard location. Lease expense of $246,725, $232,862 and $245,900, in 2002, 2001 and 2000, respectively, is included in general and administrative expense in the Company’s statements of operations. The ground leases require future minimum payments as follows:

2003	$211,636
2004	211,669
2005	211,703
2006	154,696
2007	139,181
Thereafter	3,981,211

Total	$4,910,096

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse affect on the Company’s financial position or results of operations.

12.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for 2002 and 2001:

	2002 Quarters
	First	Second	Third	Fourth
Lease revenue	$9,695,142	$11,501,361	$10,961,749	$9,873,466
Discontinued operations	59,160	86,037	95,953	67,027
Net (loss) income	(1,086,326)	1,525,293	863,921	(566,920)
Loss per common share:
Basic and diluted	(.25)	(.01)	(.07)	(.20)

	2001 Quarters
	First	Second	Third	Fourth
Lease revenue	$10,559,790	$11,443,431	$11,150,008	$9,641,331
Discontinued operations	83,533	40,935	76,968	60,518
Net (loss) income	(840,434)	1,024,363	(379,427)	(2,873,119)
Loss per common share:
Basic and diluted	(.23)	(.06)	(.18)	(.40)

Jameson Inns, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2002

Property	Mortgage Debt	Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date Acquired	Date of Construction	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements
Alabama:
Albertville	$1,231,054	174,000	$—	$418	$1,215,022	$174,418	$1,215,022	$1,389,440	$422,704	1994	1994	(e)
Alexander City	1,513,659	160,086	—	—	1,884,938	160,086	1,884,938	2,045,024	630,157	1994	1994	(e)
Arab	1,094,270	131,554	—	—	1,183,884	131,554	1,183,884	1,315,438	379,646	1995	1995	(e)
Auburn	1,094,272	227,000	—	—	1,427,363	227,000	1,427,363	1,654,363	383,039	1996	1997	(e)
Bessemer	1,734,603	327,192	—	—	2,356,720	327,192	2,356,720	2,683,912	426,057	1998	1999	(e)
Decatur	1,488,379	201,629	—	—	2,187,414	201,629	2,187,414	2,389,043	554,275	1995	1996	(e)
Eufaula	992,732	228,869	—	5,575	1,336,092	234,444	1,336,092	1,570,535	404,451	1995	1996	(e)
Florence	1,731,959	313,579	—	1,202	2,023,017	314,781	2,023,017	2,337,798	590,232	1995	1996	(e)
Greenville	867,360	228,511	—	—	1,567,848	228,511	1,567,848	1,796,359	391,470	1996	1996	(e)
Jasper	1,453,600	225,633	—	—	2,183,398	225,633	2,183,398	2,409,031	618,174	1997	1997	(e)
Oxford	1,976,611	307,635	—	(340)	2,492,022	307,295	2,492,022	2,799,318	506,023	1996	1997	(e)
Ozark	718,451	176,148	—	—	1,229,159	176,148	1,229,159	1,405,308	409,425	1994	1995	(e)
Prattville	1,551,235	319,736	—	—	2,329,762	319,736	2,329,762	2,649,497	386,281	1998	1998	(e)
Scottsboro	1,653,688	324,732	—	—	2,456,235	324,732	2,456,235	2,780,967	458,151	1998	1998	(e)
Selma	1,389,771	143,812	—	22,773	2,036,608	166,585	2,036,608	2,203,193	777,128	1991	1992	(d)
Sylacauga	1,796,355	224,476	—	(1)	2,495,458	224,476	2,495,458	2,719,934	525,556	1997	1997	(e)
Trussville	1,384,946	425,438	—	1,377	2,467,280	426,815	2,467,280	2,894,095	520,985	1997	1998	(e)
Tuscaloosa	1,464,025	—	—	—	2,517,132	—	2,517,132	2,517,132	486,882	1996	1997	(e)
Florida:
Crestview	1,801,698	471,426	—	10	3,118,879	471,436	3,118,879	3,590,314	641,171	1998	2000	(e)
Jacksonville	2,531,571	679,519	—	1,448	4,455,222	680,967	4,455,222	5,136,189	914,638	1998	2000	(e)
Lake City	1,707,389	391,456	—	—	3,121,546	391,456	3,121,546	3,513,002	540,619	1998	1999	(e)
Lakeland	2,138,248	618,636	—	—	3,773,359	618,636	3,773,359	4,391,996	677,881	1999	2000	(e)
Ormond Beach	2,079,505	497,099	—	10,859	3,773,621	507,958	3,773,621	4,281,578	789,358	1998	2000	(e)
Palm Bay	2,273,723	418,745	—	(11)	3,762,116	418,735	3,762,116	4,180,851	603,521	1999	2000	(e)
Georgia:
Albany	1,153,178	265,344	—	92,308	1,945,514	357,652	1,945,514	2,303,166	627,806	1994	1995	(e)
Americus	957,043	131,629	—	72,297	2,675,496	203,926	2,675,496	2,879,422	1,048,085	1991	1992	(d)
Bainbridge	1,236,074	125,000	—	—	1,769,260	125,000	1,769,260	1,894,260	569,232	1994	1994	(e)
Brunswick	1,501,525	175,275	—	—	1,923,709	175,275	1,923,709	2,098,984	569,053	1994	1995	(e)
Calhoun	1,404,172	113,722	—	18,008	1,828,789	131,730	1,828,789	1,960,519	779,458	1988	1988	(d)
Carrollton	2,024,532	225,000	—	50,029	1,826,058	275,029	1,826,058	2,101,087	596,880	1993	1994	(e)
Conyers	1,664,094	301,128	—	—	2,322,433	301,128	2,322,433	2,623,561	587,666	1996	1996	(e)
Dalton	1,639,654	546,257	—	1,550	2,302,389	547,807	2,302,389	2,850,196	437,212	1998	1998	(e)
Douglas	939,250	120,033	—	(1)	1,254,270	120,033	1,254,270	1,374,302	398,996	1995	1995	(e)
Dublin	830,730	—	—	—	1,496,626	—	1,496,626	1,496,626	453,088	1997	1997	(e)
Eastman	615,596	87,883	—	13,917	1,533,625	101,800	1,533,625	1,635,425	727,022	1989	1989	(d)
Fitzgerald	841,262	133,515	—	—	1,203,445	133,515	1,203,445	1,336,960	420,631	1993	1994	(e)
Jesup	1,507,151	89,917	—	14,239	2,194,947	104,156	2,194,947	2,299,103	980,266	1990	1990	(d)
Kingsland	994,492	283,432	—	—	1,488,515	283,432	1,488,515	1,771,948	371,524	1997	1998	(e)
Lagrange	1,882,437	200,073	—	—	2,061,740	200,073	2,061,740	2,261,812	586,135	1995	1996	(e)
Newnan	2,096,543	529,377	—	1,006	3,802,716	530,383	3,802,716	4,333,099	562,699	1998	2000	(e)
Perry	1,045,267	238,325	—	—	1,446,494	238,325	1,446,494	1,684,819	383,912	1997	1998	(e)
Pooler	1,604,390	501,223	—	—	3,181,386	501,223	3,181,386	3,682,609	566,527	1998	2000	(e)
Rome	2,237,105	254,849	—	—	3,799,672	254,849	3,799,672	4,054,522	685,496	1998	1999	(e)
Thomaston	1,252,580	157,181	—	(50,110)	2,176,768	107,071	2,176,768	2,283,839	923,252	1990	1990	(d)
Thomasville	1,061,853	331,161	—	—	1,572,926	331,161	1,572,926	1,904,087	354,405	1998	1998	(e)
Valdosta	1,407,946	166,632	—	—	1,848,124	166,632	1,848,124	2,014,756	577,233	1994	1995	(e)
Warner Robins	1,741,255	365,853	—	—	2,098,853	365,853	2,098,853	2,464,706	600,336	1997	1997	(e)
Waynesboro	950,723	142,501	—	—	1,359,352	142,501	1,359,352	1,501,854	420,305	1995	1996
Waycross	1,507,145	87,000	—	13,777	2,146,986	100,777	2,146,986	2,247,763	781,027	1992	1993	(e)
Illinois:
Normal	4,410,899	1,076,916	5,163,743	—	438,114	1,076,916	5,601,857	6,678,773	932,784	1999	—	(e)
Peoria	3,809,413	817,523	4,886,124	—	936,627	817,523	5,822,751	6,640,274	1,025,013	1999	—	(e)
Springfield	1,804,459	—	1,494,985	—	540,020	—	2,035,005	2,035,005	560,241	1999	—	(e)

Jameson Inns, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2002

		Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Property	Mortgage Debt	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Total	Accumulated Depreciation	Date Acquired	Date of Construction
Indiana:
Carmel	3,336,939	684,321	3,730,497	—	183,445	684,321	3,913,941	4,598,263	504,469	1999	—	(e)
Elkhart	3,030,000	637,753	5,834,950	—	496,437	637,753	6,331,387	6,969,140	981,854	1999	—	(e)
Evansville	2,748,376	359,102	2,880,265	—	596,347	359,102	3,476,613	3,835,715	657,309	1999	—	(e)
Fort Wayne	2,711,344	473,564	3,062,301	—	558,723	473,564	3,621,024	4,094,588	615,484	1999	—	(e)
Indy Castleton	2,835,249	584,039	5,241,877	—	497,414	584,039	5,739,291	6,323,329	848,503	1999	—	(e)
Indy East	2,496,822	400,007	2,479,422	—	477,847	400,007	2,957,269	3,357,276	592,359	1999	—	(e)
Indy Northwest	1,955,345	442,666	2,217,552	—	1,015,444	442,666	3,232,996	3,675,662	961,645	1999	—	(e)
Indy South	2,329,178	180,071	1,824,161	—	657,912	180,071	2,482,074	2,662,144	479,154	1999	—	(e)
Indy West	4,495,561	916,161	5,236,594	—	521,613	916,161	5,758,208	6,674,369	817,410	1999	—	(e)
Kokomo	2,748,375	527,376	3,720,270	(5,843)	1,011,674	521,533	4,731,944	5,253,477	776,797	1999	—	(e)
Lafayette	3,030,871	403,849	3,970,336	—	763,238	403,849	4,733,573	5,137,423	902,198	1999	—	(e)
Muncie	2,198,701	407,065	3,392,767	—	450,072	407,065	3,842,838	4,249,903	655,036	1999	—	(e)
South Bend	3,298,051	585,531	5,836,122	—	748,575	585,531	6,584,697	7,170,228	924,306	1999	—	(e)
Terre Haute	3,435,000	878,773	2,479,040	—	—	878,773	2,479,040	3,357,814	291,898
Iowa:
Bettendorf	2,756,211	974,058	3,073,596	—	289,487	974,058	3,363,083	4,337,141	700,928	1999	—	(e)
Kentucky:
Louisville East	4,897,927	585,491	6,973,653	—	596,835	585,491	7,570,488	8,155,979	1,073,657	1999	—	(e)
Louisville South	2,340,000	644,870	6,509,901	—	1,270,104	644,870	7,780,005	8,424,875	1,302,993	1999	—	(e)
Richmond	2,121,617	607,095	—	2,858	3,986,512	609,953	3,986,512	4,596,465	393,123	1999	2001	(e)
Louisiana:
Lafayette	2,758,363	433,291	—	204,546	4,693,929	637,837	4,693,929	5,331,766	549,392	1999	2001	(e)
Shreveport	2,259,113	531,041	—	8,409	3,993,422	539,450	3,993,422	4,532,872	443,274	1999	2001	(e)
West Monroe	2,625,000	495,209	—	—	3,980,697	495,209	3,980,697	4,475,905	171,487	2002	2002	(e)
Mississippi:
Grenada	1,018,749	350,000	—	2,217	1,616,291	352,217	1,616,291	1,968,508	272,997	1998	1999	(e)
Jackson	2,162,072	586,831	—	602	3,774,465	587,433	3,774,465	4,361,898	633,446	1998	2000	(e)
Meridian	1,643,453	419,856	—	2,648	2,433,022	422,504	2,433,022	2,855,526	417,017	1998	1999	(e)
Pearl	2,287,020	564,932	—	—	3,766,609	564,932	3,766,609	4,331,541	746,133	1998	2000	(e)
Tupelo	1,382,634	427,924	—	1,360	2,342,289	429,284	2,342,289	2,771,573	539,422	1998	1998	(e)
Vicksburg	1,602,858	326,653	—	1,112	2,434,358	327,765	2,434,358	2,762,123	488,774	1998	1999	(e)
North Carolina:
Dunn	1,079,347	202,052	—	—	1,556,499	202,052	1,556,499	1,758,551	406,546	1997	1998	(e)
Eden	1,006,119	197,468	—	26	1,563,361	197,494	1,563,361	1,760,855	383,097	1997	1998	(e)
Forest City	1,540,216	187,294	—	2,950	2,032,474	190,244	2,032,474	2,222,719	579,161	1996	1997	(e)
Goldsboro	2,022,049	397,096	—	(5,102)	3,766,529	391,994	3,766,529	4,158,523	607,323	1999	2000	(e)
Greenville	1,055,765	310,006	—	—	1,544,211	310,006	1,544,211	1,854,217	381,878	1998	1998	(e)
Henderson	2,068,487	478,688	—	—	3,771,908	478,688	3,771,908	4,250,596	558,383	1999	2000	(e)
Hickory	1,629,301	412,322	—	—	2,410,891	412,322	2,410,891	2,823,213	451,474	1998	1998	(e)
Laurinburg	978,849	225,441	—	(181,525)	1,335,127	43,916	1,335,127	1,379,043	388,311	1996	1997	(e)
Lenoir	942,308	360,923	—	1,605	1,455,999	362,528	1,455,999	1,818,527	374,186	1997	1998	(e)
Roanoke Rapids	1,005,956	320,014	—	(4,812)	1,538,868	315,202	1,538,868	1,854,070	383,520	1997	1998	(e)
Sanford	978,849	227,030	—	32,171	1,511,824	259,201	1,511,824	1,771,024	428,597	1996	1997	(e)
Smithfield	987,280	246,092	—	—	1,605,625	246,092	1,605,625	1,851,717	456,762	1997	1998	(e)
Wilson	854,577	237,712	—	20	1,593,500	237,732	1,593,500	1,831,232	439,268	1996	1997	(e)
Wilmington	2,182,365	685,078	—	(87)	4,003,207	684,991	4,003,207	4,688,198	495,471	1999	2001	(e)
Ohio:
Cincy North	2,121,238	521,588	2,220,586	—	283,244	521,588	2,503,830	3,025,418	625,655	1999	—	(e)
Columbus	3,507,548	782,254	3,905,175	—	747,819	782,254	4,652,994	5,435,248	835,063	1999	—	(e)
Dayton	1,955,345	625,511	3,388,780	—	557,987	625,511	3,946,767	4,572,279	805,180	1999	—	(e)
South Carolina:
Anderson	1,079,225	201,000	—	133,385	2,273,715	334,385	2,273,715	2,608,100	805,020	1993	1993	(e)
Cheraw	1,591,164	168,458	—	(49,316)	1,984,878	119,142	1,984,878	2,104,021	510,782	1995	1995	(e)
Duncan	974,419	212,246	—	—	1,545,061	212,246	1,545,061	1,757,307	437,790	1997	1998	(e)
Easley	1,558,796	266,753	—	2,710	1,959,834	269,463	1,959,834	2,229,297	455,850	1994	1995	(e)
Gaffney	1,832,969	135,025	—	—	1,745,774	135,025	1,745,774	1,880,798	538,233	1995	1995	(e)
Georgetown	1,884,503	144,353	—	—	2,535,429	144,353	2,535,429	2,679,783	524,941	1996	1996	(e)

Jameson Inns, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2002

Property	Mortgage Debt	Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date Acquired	Date of Construction	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements
Greenwood	1,824,465	140,231	—	20,741	1,889,136	160,972	1,889,136	2,050,108	570,712	1994	1995	(e)
Lancaster	1,970,630	150,592	—	—	2,276,141	150,592	2,276,141	2,426,732	514,056	1994	1995	(e)
Orangeburg	2,024,295	165,010	—	585	2,105,193	165,595	2,105,193	2,270,788	512,160	1995	1995	(e)
Seneca	2,022,665	204,385	—	—	2,324,310	204,385	2,324,310	2,528,695	470,445	1996	1996	(e)
Tennessee:
Alcoa	2,038,063	427,803	—	—	4,005,810	427,803	4,005,810	4,433,613	442,183	1999	2001	(e)
Cleveland	1,661,744	384,688	—	4,343	2,301,174	389,031	2,301,174	2,690,205	439,900	1997	1998	(e)
Columbia	1,864,402	483,568	—	7,389	3,098,278	490,957	3,098,278	3,589,235	479,257	1998	2000	(e)
Decherd	1,193,941	254,501	—	191	1,402,506	254,692	1,402,506	1,657,198	396,848	1996	1997	(e)
Gallatin	1,552,655	405,738	—	—	2,319,194	405,738	2,319,194	2,724,932	396,138	1998	1999	(e)
Greeneville	1,595,062	406,052	—	(274,709)	3,124,972	131,343	3,124,972	3,256,315	651,912	1998	2000	(e)
Jackson	2,048,750	467,741	—	141	3,778,248	467,882	3,778,248	4,246,130	699,363	1998	2000	(e)
Johnson City	1,731,959	405,939	—	89	2,236,452	406,028	2,236,452	2,642,480	618,855	1997	1997	(e)
Kingsport	1,744,204	425,481	—	—	3,092,478	425,481	3,092,478	3,517,959	497,290	1999	2000	(e)
Knoxville	1,872,260	572,026	3,347,959	—	324,130	572,026	3,672,090	4,244,115	702,163	1999	—	(e)
Oakridge	2,688,587	451,037	—	8	4,434,601	451,045	4,434,601	4,885,646	778,630	1998	1999	(e)
Tullahoma	1,193,940	303,536	—	(149,730)	1,363,433	153,806	1,363,433	1,517,239	374,995	1996	1997	(e)
Virginia:
Harrisonburg	2,103,738	435,000	—	(700)	3,789,343	434,300	3,789,343	4,223,643	563,058	1998	2000	(e)
Martinsville	1,752,620	411,496	—	3,100	3,127,826	414,596	3,127,826	3,542,422	489,053	1998	2000	(e)
Construction in progress:				—
Tullahoma, TN expansion	488,940	—	—	—	—	—	635,546	635,546	—	—	—	—
Billboards and other	6,138	—	2,381,012	—	—	—	2,783,472	2,783,472	1,001,891	1999		(e)

Operating property and equipment	220,510,439	43,150,420	95,251,669	31,711	244,042,698	43,182,132	340,332,373	383,514,505	70,776,574
Property and equipment held for sale	2,310,000	524,289	2,293,556	102,196	109,616	626,485	2,403,172	3,029,657	584,707			(e)

Totals	$222,820,439	$43,674,709	$97,545,225	$133,908	$244,152,314	$43,808,617	$342,735,545	$386,544,162	$71,361,281

Jameson Inns, Inc.

Notes to Schedule III

		2002	2001	2000
(a)	Reconciliation of real estate
	Balance at beginning of year	$382,673,457	$371,489,258	$318,601,891
	Improvements	12,541,184	30,541,256	53,873,140
	Sale of Inns	(8,670,479)	(19,357,057)	(985,773)

	Balance at end of year	$386,544,162	$382,673,457	$371,489,258

(b)	Reconciliation of accumulated depreciation
	Balance at beginning of year	$54,325,854	$38,983,651	$24,551,080
	Depreciation expense	19,758,336	19,517,341	14,619,522
	Sale of Inns	(2,722,909)	(4,175,138)	(186,951)

	Balance at end of year	$71,361,281	$54,325,854	$38,983,651

(c)	The aggregate cost of the land, buildings, and furniture, fixtures and equipment for federal income tax purposes approximates the book basis.

(d)	Depreciation for 1992 and prior additions is computed based on the following useful lives:

Buildings	31.5	years

Land Improvements	15	years

Furniture, fixtures and equipment	5	years

(e)	Depreciation for 1993 and later additions is computed based on the following useful lives:

Buildings	39	years

Land Improvements	15	years

Furniture, fixtures and equipment	3 – 5	years

Billboards	10	years

Report of Independent Auditors

The Members

Kitchin Hospitality, LLC

We have audited the accompanying consolidated balance sheets of Kitchin Hospitality, LLC as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, members’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitchin Hospitality, LLC at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 25, 2003

Kitchin Hospitality, LLC

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current assets:
Cash	$284,522	$1,036,717
Marketable securities	1,243,029	1,136,457
Hotel accounts receivable, net of allowance of $63,613 and $57,592	1,682,631	1,502,868
Construction contract and other receivables	1,531,974	1,392,084
Costs and estimated earnings in excess of billings	1,120,681	—
Predevelopment costs	257,457	212,353
Prepaid expenses and other assets	757,260	571,434
Inventory	1,428,735	1,452,113

	8,306,289	7,304,026
Property and equipment, net	467,089	602,632
Intangibles, net	289,865	241,989
Deferred finance costs, net	10,833	8,475

	$9,074,076	$8,157,122

Liabilities and Members’ Capital
Current liabilities:
Subcontractors payable, including retainage of $462,626 and $396,128	$2,516,549	$2,107,440
Accounts payable	361,147	443,397
Payable to affiliates	1,484,085	4,383
Notes payable, current portion	750,000	13,512
Sales and use taxes payable	726,783	730,527
Accrued payroll	814,426	1,634,492
Other accrued liabilities	1,545,200	2,273,745

	8,198,190	7,207,496
Deferred gain on sale of asset	244,718	457,610
Notes payable, long-term portion	—	305,047

Total liabilities	8,442,908	7,970,153
Retained earnings	815,053	477,421
Unrealized loss on marketable securities	(183,885)	(290,452)

Members’ capital	631,168	186,969

	$9,074,076	$8,157,122

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Income and Comprehensive Income

	Year ended December 31,
	2002	2001	2000
Revenues:
Room rental revenues	$88,480,760	$92,254,038	$91,466,494
Other inn-related sales	4,659,955	4,321,338	2,684,211

Hotel revenues	93,140,715	96,575,376	94,150,705
Construction revenues	23,999,448	34,247,956	48,298,347
Overhead reimbursement income	1,592,650	1,102,605	1,257,867
Management and license fee income	384,671	8,195	—
Gain on sale of assets, net	298,152	211,986	134,471
Investment income (expense), net	182,505	285,201	233,762

Total revenues	119,598,141	132,431,319	144,075,152
Expenses:
Lease expense	41,329,634	42,637,804	42,131,022
Cost of construction revenues	19,957,580	27,600,017	41,599,541
Room expenses	23,770,158	24,482,846	23,857,736
Utilities	5,559,355	5,691,808	5,390,615
General and administrative	18,568,986	21,305,790	21,684,547
Maintenance	4,321,497	4,092,571	3,903,371
Advertising	4,504,234	4,616,898	4,375,693
Depreciation and amortization	296,627	288,583	316,806

Total expenses	118,308,071	130,716,317	143,259,331
Income from continuing operations	1,290,070	1,715,002	815,821
Loss from discontinued operations	(393,145)	(265,138)	(222,795)

Net income	896,925	1,449,864	593,026
Unrealized gain on marketable Securities	106,567	22,580	175,280

Comprehensive income	$1,003,492	$1,472,444	$768,306

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Members’ Capital (Deficit)

Members’ Capital (Deficit)
Balance at December 31, 1999	$(155,231)
Distributions	(392,505)
Net income	593,026
Unrealized gain on marketable securities	175,280

Balance at December 31, 2000	220,570
Distributions	(1,506,046)
Net income	1,449,865
Unrealized gain on marketable securities	22,580

Balance at December 31, 2001	186,969
Distributions	(559,293)
Net income	896,925
Unrealized gain on marketable securities	106,567

Balance at December 31, 2002	$631,168

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
Operating activities
Net income from continuing operations	$1,290,070	$1,715,002	$815,821
Adjustments to reconcile net income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	296,627	288,583	316,806
Discontinued operations	(393,145)	(265,138)	(222,795)
Gain on sale of assets	(298,152)	(211,985)	(134,471)
Changes in assets and liabilities increasing (decreasing) cash:
Accounts receivable	(319,653)	(412,475)	(291,466)
Costs and estimated earnings in excess of billings	(1,120,681)	—	—
Receivable from (payable to) affiliates	1,479,702	1,285,281	(1,900,508)
Predevelopment costs	(45,104)	(108,580)	185,012
Prepaid expenses and other assets	(185,826)	(310,021)	102,255
Inventory	23,378	(750)	(195,348)
Subcontractors payable	409,109	(1,946,695)	1,013,636
Accounts payable	(82,102)	(149,953)	(699,889)
Accrued payroll and other	(1,549,150)	(247,202)	2,695,339

Net cash (used in) provided by operating activities	(494,927)	(363,933)	1,684,392
Investing activities
Additions to property and equipment	(129,415)	(177,835)	(93,558)

Net cash used in investing activities	(129,415)	(177,835)	(93,558)
Financing activities
Distributions to members	(559,293)	(596,331)	(392,505)
Proceeds from notes payable	750,000	11,300	—
Payments on notes payable	(318,560)	(9,050)	(8,339)

Net cash used in financing activities	(127,853)	(594,081)	(400,844)
Net change in cash	(752,195)	(1,135,849)	1,189,990
Cash at beginning of year	1,036,717	2,172,566	982,576

Cash at end of year	$284,522	$1,036,717	$2,172,566

Supplemental information
Interest paid	$4,396	$32,238	$31,700
Non-cash activity
Unrealized gain on marketable securities	$106,567	$22,580	$175,280
Non-cash distribution to reduce affiliate receivable	$—	$(909,715)	$—

See accompanying notes.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements

December 31, 2002

1.	Business and Basis of Financial Statements

Kitchin Hospitality, LLC (the “Company”) primarily leases and operates inns owned by Jameson Inns, Inc. (the “REIT”). Jameson Inns, Inc. is a real estate investment trust which owns the Jameson Inn and Signature Inn properties (the “Inns”). Thomas W. Kitchin is the Chairman and CEO of Jameson Inns, Inc. and of the Company.

Intercompany transactions among the entities and the divisions included in the consolidated financial statements have been eliminated. The Company and its divisions perform the following activities:

•	The Hotel division leases the Inns from the REIT (see Note 3) and operates the Inns in all respects including staffing, advertising, housekeeping, and routine maintenance. The Company is the exclusive lessee of Jameson Inns and Signature Inns. At December 31, 2002, the Company leased 121 Inns (8,281 rooms). The Company also has a contract with Jameson Inns, Inc. to execute the capital budgets for a fee for these Inns.

•	The Construction division historically developed and expanded Inns for the REIT, including identification of suitable Inn locations, design and configuration, land preparation, construction, acquisition of initial furniture, fixtures and equipment. The Construction division also acts as the general contractor for various unrelated commercial developers.

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

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

Marketable Securities

The Company considers all of its marketable securities as available for sale and hence records them at fair value with changes in unrealized gains or losses being recorded directly to members’ capital (deficit). Fair value is based on the closing price of the securities on the last day of trading in the year. These marketable securities consist of 72,727 shares of the REIT’s Series A Preferred Stock from the sale of the billboards in April of 1999.

Revenue Recognition

Hotels

For Inns operated by the Company hotel revenues and other fees are recognized when rooms are occupied and services are rendered.

Construction Contracts

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

Predevelopment Costs

The Company capitalizes direct costs related to specific future projects when they are deemed probable. When the project is no longer deemed probably, the capitalized direct costs are expensed to operations, or the costs are transferred to the project when construction begins.

Inventory

Inventory, consisting of room linens and towels, is stated at the lower of cost (first-in, first-out method) or market. Replacements of inventory are expensed.

Property and Equipment

Property and equipment is stated at cost.

Depreciation is calculated using the straight-line method over five years for vehicles, and over three to seven years for office furniture, fixtures and equipment. Leasehold improvements at the Inns are amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the lease (see Note 3), and the corporate office leasehold improvements are being amortized over the life of the lease.

The Company’s long-lived assets are individually evaluated for impairment when conditions exist that indicate that it is probable that the sum of the related expected future cash flows (on an undiscounted basis) are less than the historical net cost basis. Upon determination that a permanent impairment has occurred, the related assets are reduced to their fair value. There were no impairment losses recorded for the periods presented.

Intangibles

Intangibles consist of:

	2002	2001
Goodwill	$203,862	$203,862
Registered trademarks	129,807	76,699

	333,669	280,561
Accumulated amortization	(43,804)	(38,572)

	$289,865	$241,989

The registered trademarks are related to operating the Inns. The lease described in Note 3 requires the Company to operate the Inns using the trademarks and not to use the trademarks (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless the REIT does not object to such unrelated use. The REIT has an option to purchase these trademarks from the Company at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000 and $50,000, respectively. The registered trademarks are being amortized over 20 years.

Income Taxes

Kitchin Hospitality, LLC has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members report their proportionate share of the Company’s taxable income or loss in their respective tax returns; therefore, no provision for income taxes has been included in the accompanying financial statements.

Advertising

The Company expenses advertising as incurred.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations (“SFAS No. 141”), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company adopted the standard on January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. See Note 7 for a discussion of the effect of SFAS No. 144 on the Company’s financial statements.

In December 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed expenses were recorded as a reduction to expense. In accordance with EITF 01-14, the Company reclassified $2.0 million of reimbursed expenses in 2001 from expense to revenue.

3.	Leases

In January 1994, the Company entered into a master lease (the “Lease”) with the REIT whereby all of the operating Inns are leased to the Company under the Lease and future Inns constructed by the REIT during the term of the Lease will be added to the lease upon completion of each such Inn’s construction.

The Jameson and Signature leases, which expire December 31, 2011 and December 31, 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, for each available room in the Inns at the beginning of the relevant month.

Percentage Rent, which is payable quarterly, is calculated as a percentage of the total amount of room rental and certain other miscellaneous revenues realized by the Company over the relevant period less base rent paid for such period. For Jameson Inns, the percentage is 39% of such revenues up to $23.01 per day per room in 2002 plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage is 37% of such revenues up to $38.61 per day per room in 2002 plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns for any calendar year may not exceed 47% of total room rental revenues Jameson Inns for that year. The $23.01 and $38.61 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent is subject to adjustment each year based on changes in the Consumer Price Index and as of January 1, 2003 was adjusted to $23.57 and $39.55 for Jameson Inns and Signature Inns, respectively.

Base rent totaled $30,980,783, $31,279,152 and $28,900,248 in 2002, 2001 and 2000, respectively. Percentage rent totaled $11,087,135, $11,597,800, and $13,651,822 in 2002, 2001 and 2000, respectively.

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

4.	Property and Equipment

Property and equipment consists of the following at December 31:

	2002	2001
Furniture, fixtures and equipment	$1,622,508	$1,475,419
Leasehold improvements	366,284	357,455

	1,988,792	1,832,874
Accumulated depreciation	(1,521,703)	(1,230,242)

	$467,089	$602,632

On April 2, 1999, the Company completed the sale of the outdoor advertising assets and certain operations of the Company to the REIT. Consideration of $2,381,000 paid to the Company from the REIT consisted of (i) 72,727 shares of the REIT’s Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000. The gain of $1,163,098 is being recognized over the lease period and $212,892 was recognized in each of the three years ended December 31, 2002, 2001, and 2000 respectively.

5.	Construction Contracts

Construction contracts consist of the following at December 31:

	2002	2001
Costs incurred on contracts	$19,957,580	$27,600,017
Estimated earnings	4,041,868	6,647,939

Contract revenues earned	23,999,448	34,247,956
Less: billings	(22,878,767)	(34,251,161)

Costs and estimated earnings in excess of billings	$1,120,681	$(3,205)

At December 31, 2001, the Billings in Excess of Costs and Estimated Earnings are included in other accrued liabilities.

The Company records income on construction contracts on the percentage-of-completion basis. Revisions to estimated contract profits are made in the year in which circumstances requiring such revisions become known. The effect of changes in the estimates of contract gross margins changed net income for the years ended December 31, 2002, 2001, and 2000 by an increase of approximately $155,000, $804,000, and $576,000, respectively.

6.	Notes Payable

Notes payable consist of the following at December 31:

	2002	2001
$2.0 million line of credit, maturing on October 15, 2003, interest only installments due monthly until maturity. Interest accrues at the rate of prime plus 0.75% (5.0% at December 31, 2002). This loan is secured by hotel and construction receivables and is guaranteed by the CEO of the Company.	$750,000	$11,300
Mortgage note payable, maturing October 2017, due in monthly installments of $2,873 of principal and interest with remaining unpaid balance payable at maturity. Interest accrues at prime plus 1.25% (6.0% at December 2001). This loan was paid in full during 2002.	—	280,253
Notes payable, maturing, July 2009. Due in monthly installments of $425 of principal and interest with remaining unpaid balance payable at maturity. Interest accrues at a 10% per annum. This loan was paid in full during 2002.	—	27,006

Total	750,000	318,559
Less current portion	(750,000)	(13,512)

	$—	$305,047

At December 31, 2002 and 2001, none of the Company’s net book value of property and equipment was collateralized by the various notes payable.

Of the $2.0 million line of credit secured by hotel and construction receivables, $1.5 million is available is secured by hotel accounts receivable and is available for hotel operating purposes. The remaining $0.5 million is secured by the construction accounts receivable and is available for construction activities.

The following table summarizes the scheduled aggregate principal payments for the notes payable for the five years subsequent to December 31, 2001 and thereafter:

2003	$750,000
Thereafter	—

$750,000

Interest expense of $4,396, $32,238, and $31,700 for 2002, 2001, and 2000, respectively is included in investment income (expense), net.

7.	Discontinued Operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Due to the adoption of SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income and comprehensive income under the heading, “loss from discontinued operations.” This change has resulted in certain reclassifications of 2001 and 2000 financial statement amounts.

The components of income (loss) from operations related to discontinued operations for the years ended December 31, 2002, 2001 and 2000 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Year ended December 31,
	2002	2001	2000
Room rental revenues	$1,248,271	$1,589,634	$1,885,051
Other Inn-related sales	63,479	73,797	60,045

Total revenue	1,311,750	1,663,431	1,945,096

Expenses:
Lease expense	738,347	816,352	968,770
Room expense	418,557	485,655	549,640
General and administrative	239,028	245,497	243,566
Maintenance	149,105	170,409	160,489
Utilities	100,662	105,353	130,006
Advertising	59,196	105,303	115,420

Total expenses	1,704,895	1,928,569	2,167,891

Loss from discontinued operations	$(393,145)	$(265,138)	$(222,795)

8.	Related Party Transactions

At December 31, 2002, the Company had executed construction contracts with the REIT for an Inn expansion totaling $900,000, of which $264,000 had not been expended.

The Company shares office space and management with the REIT. The Company has a Cost Reimbursement Agreement with the REIT whereby the REIT agrees to pay for its share of the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. Overhead charged to the REIT was approximately $1,574,000, $875,000 and $962,000 for 2002, 2001 and 2000, respectively, pursuant to the Cost Reimbursement Agreement and is reflected as overhead reimbursement income in the accompanying statements of income.

The Company’s construction contracts with the REIT are generally fixed price and limit the Company’s profit on each contract to 10% after considering costs of construction and certain other amounts. The Company does not believe that there were amounts in excess of such limitations at December 31, 2002, 2001 and 2000.

Although the REIT is the legal borrower of construction loans or related debt, the Company is responsible for interest due on such financing during the construction period as a part of its construction contracts. Construction period interest incurred during 2002, 2001 and 2000, which is included in cost of revenues earned, totaled approximately $59,000, $510,000 and $1,687,000, respectively. Interest paid includes amounts paid on behalf of the REIT.

On June 5, 2001, the Company entered into a Capital Refurbishment Agreement with the REIT authorizing the Company to complete all refurbishment projects for Jameson Inns, Inc. The agreement requires the REIT to pay the Company cost, plus a 7% profit margin for the refurbishment projects. For the years ended December 31, 2002 and 2001, total amounts billed by the Company to the REIT in accordance with the Capital Refurbishment Agreement total $6,924,000 and $6,988,000, respectively, and are included as a component of construction revenues.

9.	Commitments and Contingencies

The Company leases approximately 100 billboards from the REIT for initial terms of five years. These leases expire at various dates but generally include 5-year automatic renewal periods; the leases provide for future minimum payments by the Company as follows:

Year ending December 31,
2003	$623,995
2004	638,620
2005	650,642
2006	281,104
2007	195,576

$2,389,937

The Company leases office space and billboards from 3rd party companies for terms of 1 to 7 years. These leases expire at various dates then may continue on a month-to-month basis pending renewal or cancellation of the leases. The leases provide for future minimum payments by the Company as follows:

Year ending December 31,
2003	$951,353
2004	147,729
2005	91,854
2006	72,721
2007	75,630
Thereafter	160,456

$1,499,743

From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Company’s financial position or results of operations.