Form 10-Q
period 2003-03-31
JAMESON INNS INC
filed 2003-05-06
CIK 914373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD_________         TO_________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    ☒    NO    ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date—Common Stock, $.10 Par Value – 11,861,585 shares outstanding as of April 30, 2003.

JAMESON INNS, INC.

Jameon Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31,
	(Unaudited)	2002
Assets
Operating property and equipment	$384,674,856	$383,514,505
Property and equipment held for sale	—	2,444,950
Less: accumulated depreciation	(75,496,417)	(70,776,574)

	309,178,439	315,182,881

Cash	1,801,077	3,832,477
Restricted cash	1,595,278	1,449,825
Receivable from affiliate	3,377,234	1,489,814
Deferred finance costs, net	2,620,400	2,823,741
Other assets	1,829,336	1,728,709

	$320,401,764	$326,507,447

Liabilities and Stockholders’ Equity
Mortgage notes payable	$219,671,768	$222,820,439
Accounts payable and accrued expenses	251,044	282,252
Accrued interest payable	1,022,613	1,037,792
Accrued property and other taxes	1,653,269	1,831,285
Preferred stock dividends payable	1,667,597	1,667,197

	224,266,291	227,638,965
Stockholders’ Equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,861,376 shares (11,862,984 shares in 2002) issued and outstanding	1,186,138	1,186,298
Contributed capital	95,191,063	98,057,292
Deferred compensation	(2,678,964)	(2,812,344)
Retained deficit	(1,026,991)	(1,026,991)

Total stockholders’ equity	96,135,473	98,868,482

	$320,401,764	$326,507,447

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2003	2,002
Lease revenue	$9,808,772	$9,695,143

Expenses:
Property and other taxes	1,186,978	792,843
Insurance	488,751	318,489
Depreciation	4,727,479	5,046,830
General and administrative expenses	701,113	540,440
Early extinguishment of debt	106,386	11,934

Total expenses	7,210,707	6,710,536

Income from operations	2,598,065	2,984,607

Interest expense	3,298,981	4,082,932
Other income	8,148	8,148

Loss before discontinued operations and gain (loss) on sale of assets	(692,768)	(1,090,177)

Loss on disposal of real estate	—	(54,752)
Gain on sale of land	35,921	—

Loss from continuing operations	(656,847)	(1,144,929)
Discontinued operations:
Income from discontinued operations	38,206	58,603
Gain on sale of discontinued operations	3,411	—

Net loss	(615,230)	(1,086,326)
Less preferred stock dividends	1,667,190	1,667,190

Net loss attributable to common stockholders	$(2,282,420)	$(2,753,516

Per common share (basic and diluted):
Loss before discontinued operations (net of preferred dividends)	($0.21)	($0.25)
Income from discontinued operations	—	—

Net loss attributable to common stockholders	($0.21)	($0.25)

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss from continuing operations	$(656,847)	$(1,144,929)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of deferred finance costs	4,972,561	5,328,802
Stock-based compensation expense	111,000	88,964
(Gain) loss on disposal of land, property and equipment	(39,332)	54,752
Discontinued operations	41,617	58,603
Early extinguishment of debt	106,386	11,934
Changes in assets and liabilities increasing (decreasing) cash:
Other assets	(402,341)	(261,211)
Accounts payable and accrued expenses	(31,208)	(70,744)
Receivable from affiliate	(1,887,420)	(4,808,779)
Accrued interest payable	(15,179)	(105,271)
Accrued property and other taxes	(178,016)	(219,982)

Net cash provided by (used in) operating activities	2,021,221	(1,067,861)

Investing activities
(Additions) reductions to restricted cash for FF & E reserves	(145,453)	127,394
Proceeds from disposition of land, property and equipment	2,930,000	1,850,000
Additions to property and equipment	(1,311,991)	(3,024,478)

Net cash provided by (used in) investing activities	1,472,556	(1,047,084)

Financing activities
Common stock dividends paid	(568,159)	(589,342)
Preferred stock dividends paid	(1,666,790)	(1,667,183)
Proceeds from issuance of common stock, net	6,570	45,247
Proceeds from mortgage notes payable	1,661,141	9,699,660
Payment of deferred finance costs	(148,127)	(196,938)
Payoff of mortgage notes payable	(2,310,000)	(2,932,473)
Payments on mortgage notes payable	(2,499,812)	(1,903,664)

Net cash (used in) provided by financing activities	(5,525,177)	2,455,307

Net change in cash	(2,031,400)	340,362
Cash at beginning of year	3,832,477	4,755,991

Cash at end of period	$1,801,077	$5,096,353

See accompanying notes.

JAMESON INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003

1.    Business and Basis of Financial Statements

Jameson Inns, Inc. (“the Company”) develops and owns limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®.” In addition, the Company owns Inns in the midwestern United States operating under the trademark “Signature Inns® ”.

At March 31, 2003 there were 96 Jameson Inns in operation and 24 Signature Inns in operation, with a total of 8,176 rooms in fourteen states.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2002.

2.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,

	2003	2002

Numerator
Net loss	$(615,230)	$(1,086,326)
Preferred stock dividends	(1,667,190)	(1,667,190)

Numerator for basic loss per share – Loss available to common stockholders	$(2,282,420)	$(2,753,516)

Denominator
Weighted average shares outstanding	11,860,718	11,735,643
Less: Unvested restricted shares	(586,887)	(502,570)

Denominator for basic and diluted loss per share	11,273,831	11,233,073

Basic and Diluted Loss Per Common Share
Net loss attributable to common stockholders	$(0.21)	$(0.25)

Options to purchase 384,100 and 689,433 shares of common stock for the three month period ended March 31, 2003 and 2002, respectively, were outstanding but were not included in the computations of diluted loss per share because the securities’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

3.    Debt

At March 31, 2003 and December 31, 2002, the mortgage notes payable were collateralized by all of the Company’s hotel properties. At March 31, 2003 and December 31, 2002, the carrying value of the long-term debt approximated its fair value. At March 31, 2003 there are letters of credit aggregating $8.8 million which were issued for the Company’s benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the Bonds to be remarketed by the marketing agent. These letters of credit expire on December 31, 2003.

As a result of the early extinguishment of certain debt, the Company incurred losses of $106,386 and $11,934 during the first three months of 2003 and 2002, respectively, comprised of the unamortized deferred finance costs.

During the first three months of 2003, the weighted average interest rate on the Company’s debt was 5.5% compared to 6.7% during the same period in 2002.

4.    Related Party Transactions with Kitchin Hospitality, LLC

The Company shares employees and office space with Kitchin Hospitality. Under the Cost Reimbursement Agreement, Kitchin Hospitality charged the Company approximately $450,000 and $391,000 for its allocation of salary, office overhead, and other general and administrative costs for the first quarter 2003 and 2002, respectively. The Company expensed these allocated costs in the first quarter of 2003 and 2002, respectively.

5.    Discontinued Operations and Property and Equipment Held for Sale

The Company reports as discontinued operations assets held for sale and assets sold in currently presented periods. Results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading, “Income from discontinued operations.” This change has resulted in certain reclassifications of 2002 financial statement amounts.

The components of income from operations related to discontinued operations for the quarters ended March 31, 2003 and 2002 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Three Months Ended March 31,
	2003	2002
Lease revenues	$49,250	$193,883

Expenses:
Property and other taxes	3,562	15,349
Insurance	—	6,510
Depreciation	—	70,994

Total expenses	3,562	92,853
Income from discontinued operations before interest expense	45,688	101,030
Interest expense	(7,482)	(42,427)

Income from discontinued operations	$38,206	$58,603

The Company recorded a gain on disposal of approximately $3,400 related to the asset sold in first quarter 2003. This property was classified as held for sale in the December 31, 2002 balance sheet. There was no gain on disposal of assets from discontinued operations in first quarter of 2002.

6.    Recent Accounting Pronouncements

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

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The table presents a summary of the pro forma effects to reported net (loss) income as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123.

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands except per share data)
Net loss attributable to common stockholders	$(2,282)	$(2,754)
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995	(12)	(12)

Pro forma loss attributable to common stockholders	$(2,294)	$(2,766)

Pro forma loss per share-basic and diluted	$(.20)	$(.25)

The Company recognized compensation expense of approximately $111,000 and $89,000 for the first quarter ended March 31, 2003 and 2002, respectively, related to the vesting of restricted stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

General

The following table shows certain historical financial and other information for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Combined Jameson and Signature Brands
Occupancy rate	45.1%	44.7%
ADR	$58.71	$58.71
REVPAR	$26.47	$26.21
Room rentals (000s)	$19,507	$19,363
Other Inn revenues (000s)	$1,047	$1,196
Room nights available	738,966	751,133
Operating Inns (at period end)	120	123
Rooms available (at period end)	8,176	8,312

We have grown from a hotel chain with four Jameson Inns at January 1, 1990, to 96 Jameson Inns and 24 Signature Inns in operation at March 31, 2003.

Although room revenues are earned by our lessee, Kitchin Hospitality, not by us, they are the basis upon which the percentage rent earned by us (under the master leases) is determined and, accordingly, we discuss those revenues below. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our operating Inns’ occupancy, ADR and REVPAR is appropriate for understanding our lease revenue.

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

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2003 and March 31, 2002

The lodging industry and other travel related businesses have been negatively impacted by the effects of the continued economic slowdown, the terrorist attacks of September 11, 2001 and recent military actions. Although the operating results of hotels have improved slightly in first quarter 2003, they remain below levels reached prior to the terrorist attacks. We could experience continued pressure on our hotel operating results due to the weakened U.S. economy, the weakness in business travel, the effects on travel of recent military actions and the continued effects of terrorist acts (actual or threatened) on travel.

For first quarter 2003, we earned base rent and percentage rent in the aggregate amount of $9.8 million. Our lease revenue for first quarter 2003 increased $114,000 compared to first quarter 2002 due to the following factors:

■	Lease revenues earned from the Jameson Inns increased approximately $191,000 in first quarter 2003 as compared to the same period in 2002, due primarily to a 3.0% REVPAR increase. One existing Jameson Inn was expanded during 2003, and one new Jameson Inn was opened and four existing Jameson Inns were expanded during 2002. The increase in the number of rooms due to opening of the new Inn and the expansion of existing Inns was offset by the sale of three Jameson Inns during 2002.

■	Lease revenues earned from the Signature Inns decreased approximately $78,000 in first quarter 2003 versus first quarter 2002 due to a decrease of room nights available in 2003 as compared to 2002 as a result of the sale of a Signature Inn in February 2002 and one in January 2003. In both periods, we only earned base rent from the Signature Inns.

■	Lease revenue earned from billboards remained flat at $177,000 in the first quarters of 2003 and 2002.

Our property and other tax expenses totaled $1.2 million in first quarter 2003, compared with $793,000 for first quarter 2002. The increase of $394,000 is attributable primarily to a refund received in 2002 which offset the first quarter 2002 franchise tax expense. The refund was a result of changes in the franchise tax laws in certain of the states in which our Inns are located. In addition, property taxes increased $80,000 as compared to first quarter 2002.

Our insurance expenses totaled $489,000 in first quarter 2003, compared with $318,000 for first quarter 2002. The $171,000 increase is attributable to increased costs associated with the recent renewals of our various insurance coverages.

Our depreciation expense remained relatively constant at $4.7 million compared to $5.0 million in first quarter 2002. Our net operating Inns decreased by three but this was offset partially by the depreciation of several Inn expansions and capital expenditures on the Inns.

Our general and administrative expense includes an allocation of salary, office overhead and other general and administrative costs of the corporate office. We share employees and office space with Kitchin Hospitality. Our general and administrative expenses for first quarter 2003 increased to $701,000 compared to $540,000 in first quarter 2002 due to an increase in professional fees and additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

During 2003 we experienced a positive impact on our earnings of approximately $39,000 with respect to properties sold. This was comprised of a net gain of $3,000 upon the sale of an Inn, and a gain of $36,000 in connection with the sale of a tract of land.

Our interest expense decreased from $4.1 million in first quarter 2002 compared to $3.3 million in first quarter 2003. This was the result of the weighted average interest rate on our debt of 5.5% during 2003 compared to 6.7% during 2002. Our principal balance of our outstanding debt was reduced $3.1 million during the first three months of 2003.

Our income from discontinued operations decreased to $38,000 in first quarter 2003 compared to $59,000 in first quarter 2002. Discontinued operations include the results of operations of assets held for sale and assets sold in currently presented periods.

Funds from Operations (“FFO”)

We believe FFO to be a meaningful measure of operating performance because this measure negates the effects of depreciation and the one-time effects of disposals. However, it should not be considered an alternative to accounting principles generally accepted in the United States. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. definition from their White Paper issued in April 2002. FFO has been calculated as net income attributable to common stockholders before depreciation expense, gains or losses on disposal of depreciable real estate assets, and impairment losses of real estate assets. However, FFO as presented in this table may not be comparable to similarly titled measures presented by other companies. The following table illustrates our calculation of funds from operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002

	(dollars in thousands)
Net loss available to common stockholders	($2,282)	($2,754)
Depreciation expense(1)	4,727	5,118
(Gain) loss on disposal of operating property and equipment	(3)	55

Funds from operations (FFO)	$2,442	$2,419

(1)    Including amounts of depreciation expense related to discontinued operations.

Liquidity and Capital Resources

Our net cash provided by operations was $2.0 million in first quarter 2003. Our principal sources of liquidity are:

•	existing cash on hand of $1.8 million at March 31, 2003,
•	the remaining availability under the line of credit ($600,000 at March 31, 2003),
•	proceeds from the refinancing of Inns with increased borrowing capacity, and
•	net proceeds from the sale of Inns and land held for sale.

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

Our net cash provided from investing activities for first quarter 2003 totaled $1.5 million. We received net cash proceeds totaling $2.9 million from the sale of an Inn and a parcel of land. Proceeds from these asset sales were primarily used to retire debt. We may sell additional Inns in the future. Additions to property and equipment totaled $1.3 million for first quarter 2003 as compared to $3.0 million in 2002. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $900,000 for 2003 compared to $933,000 for 2002. We plan to spend $4.4 million during 2003 on refurbishment and renovation projects of existing Inns, including a planned conversion of a Signature Inn to a Jameson Inn. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we commit to spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, from net proceeds from the disposition of under-performing hotels and possibly from additional borrowings. We anticipate this trend to continue during 2003 as we refurbish our existing Inns to ensure their competitiveness in the market and convert a Signature Inn to a Jameson Inn in 2003. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which are paid for by lessee Kitchin Hospitality.

Our net cash used in financing activities during first quarter 2003 totaled $5.5 million. This amount included the payment of dividends to common and preferred shareholders of $2.2 million, repayments of mortgage notes payable and related deferred finance costs net of proceeds from mortgage notes of $797,000, and scheduled long-term debt payments of $2.5 million.

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

At March 31, 2003 the Company had total indebtedness of $219.7 million compared to $222.8 million at December 31, 2002. Of that, approximately $187.1 million is variable rate debt adjustable during 2003 as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
January 2003	$28.9	5.2%
February 2003	17.8	5.2%
March 2003	4.9	4.5%
April 2003	38.2	4.6%
May 2003	3.4	4.2%
July 2003	48.2	5.6%
September 2003	4.4	7.5%
October 2003	17.8	5.4%
Adjusts Daily	23.5	2.8%

Total	$187.1

During first quarter 2003 the weighted average interest rate on our debt was 5.5% compared to 6.7% during first quarter 2002.

We anticipate full year 2003 required principal repayments of approximately $10.1 million. Additionally, we have letters of credit, secured by three of our Signature Inns, aggregating $8.8 million that expire on December 31, 2003. There are two other mortgage loans, secured by two of our Jameson Inns, aggregating $1.8 million, along with our $2.0 million line of credit, secured by our billboards, which mature during 2003. Based on our preliminary discussions with these lenders, we believe we will be successful in obtaining replacement financing at renewal terms satisfactory to us.

We have four stock incentive plans in place. As of March 31, 2003, 2,036,138 shares of our common stock were authorized for issuance, including 709,684 available for future option grants and restricted stock grants under the 1993 and 1996 plans. As of March 31, 2003, options to purchase 384,100 shares of our common stock were outstanding (including 220,760, which were exercisable). In addition, 579,670 shares of our common stock issued to certain employees of Jameson and Kitchin Hospitality are restricted as to sale until vested in 2003 through 2010.

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, payment of quarterly dividends, future corporate strategies and direction, effects and circumstances relating to terrorist acts (actual or threatened) similar in nature to those which occurred on September 11, 2001, recent military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:
•	manage our business in a cost-effective manner given the number of Inns we own and the geographic areas in which they are located;
•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;
•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;
•	raise additional equity capital adequate for our future growth;
•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;
•	secure construction and permanent financing for new Inns on favorable terms and conditions;
•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms; and
•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.
•	The ability of our lessee, Kitchin Hospitality, LLC to manage the Inns profitably.
•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.
•	Changes in rates of interest we pay on our mortgage indebtedness.
•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.
•	Changes in laws or regulations.
•	Availability and cost of insurance covering the various risks we incur.
•	Our continued qualification as a real estate investment trust, or REIT, and continuation of favorable income tax treatment for REITs under federal tax laws.

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

The following table summarizes the unaudited financial results of Kitchin Hospitality:

	Three months ended March 31,

	2003	2002

Revenues:
Room rental revenues	$19,507,079	$19,363,065
Other inn-related sales	1,047,383	1,196,088

Hotel revenues	20,554,462	20,559,153
Construction revenues	4,026,628	4,773,347
Overhead reimbursement income	495,018	648,536
Management and license fee income	95,602	8,195
Gain on sale of assets, net	74,538	53,224
Investment income (expense), net	35,910	89,490

Total revenues	25,282,158	26,131,945

Expenses:
Lease expense	9,631,598	9,567,710
Cost of construction revenues	3,230,379	3,829,091
Room expenses	5,590,150	5,437,750
Utilities	1,524,950	1,371,985
General and administrative	4,460,216	4,871,022
Maintenance	1,070,301	1,048,827
Advertising	1,132,721	1,091,663
Depreciation and amortization	58,932	72,982

Total expenses	26,699,247	27,291,030

Loss from continuing operations	(1,417,089)	(1,159,086)

Loss from discontinued operations	(57,799)	(48,788)

Net loss	(1,474,888)	(1,207,874)

Unrealized gain on marketable securities	89,652	41,501

Comprehensive income (loss)	$(1,385,236)	$(1,166,373)

Dividends

On March 24, 2003, we announced a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends were paid on April 21, 2003 to shareholders of record on March 31, 2003.

On April 24, we announced a quarterly dividend of $0.05 per common share. The dividend is payable on May 20, 2003, to shareholders of record on May 5, 2003.

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

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We did not recognize any impairment losses during the three month periods ended March 31, 2003 or 2002.

Overhead Allocation from Kitchin Hospitality

Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged the Company $450,000 and $391,000 for first quarter 2003 and 2002, respectively of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement. We expensed all of the allocated costs for first quarter 2003 and 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in “Quantitative and Qualitative Disclosures about Market Risk” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(B)    Reports on Form 8-K

Seven reports on Form 8-K were filed during first quarter 2003:

•	On January 21, 2003 Jameson filed an 8-K reporting that on January 21, 2003 Jameson issued a press release announcing December 2002 hotel statistics.
•	On January 23, 2003, Jameson filed an 8-K reporting that on January 23, 2003, Jameson issued a press release announcing a fourth quarter common dividend.
•	On January 30, 2003, Jameson filed an 8-K reporting that on January 30, 2003, Jameson issued a press release announcing first quarter earnings release and conference call.
•	On February 12, 2003, Jameson filed an 8-K reporting that on February 12, 2003, Jameson issued a press release announcing FFO for the fourth quarter and full year 2002.
•	On February 13, 2003, Jameson filed an 8-K reporting that on February 13, 2003, Jameson issued a press release announcing January 2003 hotel statistics.
•	On March 12, 2003, Jameson filed an 8-K reporting that on March 12, 2003, Jameson issued a press release announcing February 2003 hotel statistics.
•	On March 24, 2003, Jameson filed an 8-K reporting that on March 24, 2003, Jameson issued a press release announcing a first quarter preferred dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2003	Jameson Inns, Inc. By: /s/ THOMAS W. KITCHIN Thomas W. Kitchin Chief Executive Officer (Principal Executive Officer)

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ THOMAS W. KITCHIN Thomas W. Kitchin Chief Executive Officer

I, Craig R. Kitchin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jameson Inns, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ CRAIG R. KITCHIN Craig R. Kitchin President & Chief Financial Officer