Form 10-Q
period 2003-06-30
JAMESON INNS INC
filed 2003-08-14
CIK 914373

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period _______________ to _______________.

Commission file number 0-23256

JAMESON INNS, INC.

(Exact name of registrant as specified in its Articles)

Georgia (State or other jurisdiction of incorporation)	58-2079583 (I.R.S. Employer Identification No.)

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
☒ Yes ☐ No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date - Common Stock, $.10 Par Value – 11,945,846 shares as of August 8, 2003.

JAMESON INNS, INC.
INDEX

SIGNATURES	19

Jameson Inns, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2003 (Unaudited)	December 31, 2002

Assets
Operating property and equipment	$385,768,742	$383,514,505
Property and equipment held for sale	—	2,444,950
Less: accumulated depreciation	(79,998,954)	(70,776,574)

	305,769,788	315,182,881
Cash	2,373,951	3,832,477
Restricted cash	1,171,515	1,449,825
Receivable from affiliate	3,962,136	1,489,814
Deferred finance costs, net	2,463,857	2,823,741
Other assets	1,854,075	1,728,709

	$317,595,322	$326,507,447

Liabilities and Stockholders’ Equity
Mortgage notes payable	$217,048,160	$222,820,439
Accounts payable and accrued expenses	246,813	282,252
Accrued interest payable	959,509	1,037,792
Accrued property and other taxes	2,249,189	1,831,285
Preferred stock dividends payable	1,667,604	1,667,197

	222,171,275	227,638,965
Stockholders’ Equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,945,486 shares (11,862,984 shares in 2002) issued and outstanding	1,194,549	1,186,298
Contributed capital	94,440,762	98,057,292
Deferred compensation	(2,648,500)	(2,812,344)
Retained deficit	(1,026,991)	(1,026,991)

Total stockholders’ equity	95,424,047	98,868,482

	$317,595,322	$326,507,447

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Year to date June 30,

	2003	2002	2003	2002

Lease revenue	$11,375,659	$11,501,360	$21,184,431	$21,196,503
Expenses:
Property and other taxes	1,062,530	933,291	2,249,508	1,726,134
Insurance	502,251	357,739	991,002	676,228
Depreciation	4,494,902	4,885,062	9,222,381	9,924,257
General and administrative expenses	682,585	589,711	1,383,698	1,130,151
Early extinguishment of debt	—	45,711	106,386	57,645

Total expenses	6,742,268	6,811,514	13,952,975	13,514,415

Income from operations	4,633,391	4,689,846	7,231,456	7,682,088
Interest expense	3,175,393	3,744,034	6,474,374	7,826,966
Other expense (income)	53,915	(4,580)	45,767	(5,093)

Income (loss) before discontinued operations and gain on sale of assets	1,404,083	950,392	711,315	(139,785)
Gain on disposal of real estate	—	480,893	—	426,141
Gain on sale of land	—	7,970	35,921	7,970

Income from continuing operations	1,404,083	1,439,255	747,236	294,326
Discontinued operations:
Income from discontinued operations	—	86,038	38,206	144,641
Gain on sale of discontinued operations	—	—	3,411	—

Net income	1,404,083	1,525,293	788,853	438,967
Less preferred stock dividends	1,667,190	1,667,190	3,334,380	3,334,380

Net loss attributable to common stockholders	$(263,107)	$(141,897)	$(2,545,527)	$(2,895,413)

Per common share (basic and diluted):
Loss before discontinued operations (net of preferred dividends)	$(0.02)	$(0.02)	$(0.23)	$(0.27)
Income from discontinued operations	—	0.01	—	0.01

Net loss attributable to common stockholders	$(0.02)	$(0.01)	$(0.23)	$(0.26)

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating activities
Income from continuing operations	$747,236	$294,326
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	9,222,381	10,062,818
Amortization of deferred finance costs	492,743	412,176
Stock-based compensation expense	226,077	197,259
Gain on disposal of land, property and equipment	(39,332)	(434,111)
Discontinued operations	41,617	144,641
Early extinguishment of debt	106,386	57,645
Changes in assets and liabilities increasing (decreasing) cash:
Other assets	(419,445)	(582,244)
Accounts payable and accrued expenses	(35,439)	(63,563)
Receivable from affiliate	(2,472,322)	(2,990,764)
Accrued interest payable	(78,283)	(255,582)
Accrued property and other taxes	417,904	(84,726)

Net cash provided by operating activities	8,209,523	6,757,875
Investing activities
Reductions to restricted cash for FF & E reserves	278,310	127,394
Proceeds from disposition of land, property and equipment	2,778,360	4,857,700
Additions to property and equipment	(2,254,237)	(8,051,395)

Net cash provided by (used in) investing activities	802,433	(3,066,301)
Financing activities
Common stock dividends paid	(1,140,164)	(1,182,045)
Preferred stock dividends paid	(3,333,573)	(3,333,750)
Proceeds from issuance of common stock, net	14,779	76,617
Proceeds from mortgage notes payable	5,461,141	11,179,818
Payment of deferred finance costs	(239,245)	(174,495)
Payoff of mortgage notes payable	(6,369,204)	(5,985,028)
Payments on mortgage notes payable	(4,864,216)	(3,941,097)

Net cash used in financing activities	(10,470,482)	(3,359,980)
Net change in cash	(1,458,526)	331,594
Cash at beginning of year	3,832,477	4,755,991

Cash at end of period	$2,373,951	$5,087,585

See accompanying notes.

JAMESON INNS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

1.	Business and Basis of Financial Statements

Jameson Inns, Inc. (“the Company”) develops and owns limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®.” In addition, the Company owns Inns in the midwestern United States operating under the trademark “Signature Inns®”.

At June 30, 2003 there were 96 Jameson Inns in operation and 24 Signature Inns in operation, with a total of 8,175 rooms in fourteen states.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2002. There have been no material changes in accounting policies followed by us during 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator
Net income	$1,404,083	$1,525,293	$788,853	$438,967
Preferred stock dividends	1,667,190	1,667,190	3,334,380	3,334,380

Numerator for basic loss per share – Loss available to common stockholders	$(263,107)	$(141,897)	$(2,545,527)	$(2,895,413)

Denominator
Weighted average shares outstanding	11,939,143	11,839,661	11,900,147	11,787,939
Less: Unvested restricted shares	(646,272)	(593,865)	(616,743)	(548,470)

Denominator for basic and diluted loss per share	11,292,871	11,245,796	11,283,404	11,239,469

Basic and Diluted Loss Per Common Share
Net loss attributable to common Stockholders	$(0.02)	$(0.01)	$(0.23)	$(0.26)

Options to purchase 536,500 and 538,167 shares of common stock as of June 30, 2003 and 2002, respectively, were outstanding but were not included in the computations of diluted loss per share because the securities’ exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

The Company has four stock incentive plans in place. In the six month period ended June 30, 2003, the Company issued 66,450 shares of restricted stock under the 1993 plan. The table below summarized the current shares authorized, outstanding and exercisable for each of the four plans.

Plan Name	Shares Authorized	Options Outstanding	Options Exercisable	Grants Outstanding

1993 Plan	1,194,549	371,500	55,660	237,450
1996 Plan	500,000	—	—	401,670
1995 Director Plan	150,000	75,000	75,000	—
1997 Director Plan	200,000	90,000	90,000	—

Total	2,044,549	536,500	220,660	639,120

3.	Debt

At June 30, 2003 and December 31, 2002, the mortgage notes payable were collateralized by all of the Company’s hotel properties. At June 30, 2003 and December 31, 2002, the carrying value of the long-term debt approximated its fair value. At June 30, 2003 there were three letters of credit aggregating $8.8 million which were issued for the Company’s benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the Bonds to be remarketed by the marketing agent. These letters of credit expire on December 31, 2003. There are two other mortgage loans, secured by two Jameson Inns, aggregating $1.8 million, along with our $2.0 million line of credit, secured by billboards, which mature during 2003. Based on the Company’s preliminary discussions with these lenders, the Company believes they will be successful in obtaining replacement financing at renewal terms satisfactory to the Company. As of June 30, 2003, there are no borrowings outstanding under the $2.0 million line of credit.

As a result of the early extinguishment of certain debt, the Company incurred losses of $45,711 during the three months ended June 30, 2002, and $106,386 and $57,645 during the six months ended June 30, 2003 and 2002, respectively, comprised of the unamortized deferred finance costs.

The weighted average interest rate on the Company’s debt was 5.3% in three months ended June 30, 2003 compared to 6.2% during the same period in 2002, and 5.4% for the six months ended June 30, 2003 compared to 6.4% during the same period in 2002.

At June 30, 2003 the Company had total indebtedness of $217.0 million. Of the total indebtedness, approximately $184.4 million is variable rate debt adjustable during 2003 as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate

January 2003	$28.9	5.2%
February 2003	17.8	5.2%
March 2003	4.9	4.5%
April 2003	38.2	4.6%
May 2003	3.4	4.2%
July 2003	48.2	5.1%
September 2003	4.4	7.5%
October 2003	17.5	4.8%
Adjusts Daily	21.1	3.6%

Total	$184.4

We anticipate full year 2003 required principal repayments of approximately $10.1 million.

4.	Related Party Transactions with Kitchin Hospitality, LLC

The Company shares employees and office space with Kitchin Hospitality, and Kitchin Hospitality charges the Company its allocated share under the Cost Reimbursement Agreement. Kitchin Hospitality charged the Company approximately $449,000 and $290,000 for the second quarter 2003 and 2002, respectively and approximately $899,000 and $665,000 for the six months ended June 30, 2003 and 2002, respectively, for its allocation of salary, office overhead, and other general and administrative costs. The Company expensed these costs in the three and six month periods ended June 30, 2003 and 2002, respectively.

5.	Discontinued Operations and Property and Equipment Held for Sale

The Company reports as discontinued operations assets held for sale and assets sold in currently presented periods. Results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading, “Income from discontinued operations.” This results in certain reclassifications of 2002 financial statement amounts.

The components of income from operations related to discontinued operations for the periods ended June 30, 2003 and 2002 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Lease revenues	$—	$208,650	$49,250	$402,532
Expenses:
Property and other taxes	—	15,318	3,562	30,667
Insurance	—	7,261	—	13,771
Depreciation	—	56,081	—	127,075

Total expenses	—	78,660	3,562	171,513
Income from discontinued operations before interest expense	—	129,990	45,688	231,019
Interest expense	—	(43,952)	(7,482)	(86,378)

Income from discontinued operations	$—	$86,038	$38,206	$144,641

During the first six months of 2002, the Company sold two Jameson Inns and one Signature Inn. The dispositions of these properties were accounted for under SFAS No. 121. Dispositions of properties sold after June 30, 2002 were accounted for under SFAS No. 144. The Company sold one Signature Inn in January 2003 and recorded a gain on disposal of approximately $3,400. This property was classified as held for sale in the December 31, 2002 balance sheet. There was no gain on disposal of assets from discontinued operations in second quarter 2002 or 2003.

6.	Stock-based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The table presents a summary of the pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(dollars in thousands except per share data)
Net loss attributable to common stockholders	$(263)	$(142)	$(2,546)	$(2,895)
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995	(12)	12	(24)	23

Pro forma loss attributable to common stockholders	(275)	(130)	(2,570)	(2,872)

Pro forma loss per share-basic and diluted	$(0.02)	$(0.01)	$(0.23)	$(0.26)

The Company recognized compensation expense of approximately $115,000 and $109,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $226,000 and $197,000 for the six months ended June 30, 2003 and 2002, respectively, related to the vesting of restricted stock.

7.	Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The adoption of FIN 45 did not have any impact to the Company’s financial position, results of operations, or disclosures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 “Accounting for Stock Based Compensation” to currently require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 148 on January 1, 2003 and has included the required disclosures in Note 6 of the Notes to Condensed Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. There has been no impact on the Company’s financial position or results of operations for the first six months of 2003 under FIN 46. The Company is in the process of evaluating FIN 46, and its prospective impact on our financial position and results of operations, for variable interest entities created or acquired prior to February 1, 2003.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative instrument to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the application of SFAS 150 to have a material impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table shows certain financial and other non-GAAP information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Combined Jameson and Signature Brands
Occupancy rate	54.8%	55.3%	50.0%	50.0%
ADR	$58.78	$59.40	$58.75	$59.09
REVPAR	$32.22	$32.82	$29.36	$29.53
Room rentals (000s)	$23,971	$24,797	$43,534	$44,487
Other Inn revenues (000s)	$1,321	$1,306	$2,972	$2,896
Room nights available	743,917	755,539	1,482,883	1,506,672
At end of each period:
Operating Inns	120	122	120	122
Rooms available	8,175	8,319	8,175	8,319

Room revenues earned by our lessee, Kitchin Hospitality, are the basis upon which the percentage rent earned by us (under the master leases) is determined and, accordingly, we discuss those revenues below. The principal determinant of percentage rent under the master leases is room revenues of our Inns. Therefore, we believe that a review of the historical performance of the operations of our operating Inns’ occupancy, ADR and REVPAR is appropriate for understanding our lease revenue.

The lodging industry and other travel related businesses have been negatively impacted by the effects of the continued economic slowdown, the terrorist attacks of September 11, 2001 and recent military actions. Although the operating results of hotels have improved slightly in second quarter 2003, they remain below levels reached prior to the terrorist attacks. We could experience continued pressure on our hotel operating results due to the weakened U.S. economy, the weakness in business travel, the effects on travel of recent military actions and the continued effects of terrorist acts (actual or threatened) on travel.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2003 and June 30, 2002

For the three months ended June 30, 2003, we earned base rent and percentage rent in the aggregate amount of $11.4 million. Our lease revenue for the three months ended June 30, 2003 decreased $126,000 compared to the three months ended June 30, 2002 due to the following factors:

•	Lease revenues earned from the Jameson Inns decreased approximately $114,000 due primarily to a slight REVPAR decrease and a decrease in room nights available. One existing Jameson Inn was expanded during 2003, and one new Jameson Inn was opened and four existing Jameson Inns were expanded during 2002. The increase in the number of rooms due to opening of the new Inn and the expansion of existing Inns was offset by the sale of two Jameson Inns during second quarter 2002.

•	Lease revenues earned from the Signature Inns decreased slightly due to a decrease of room nights available in 2003 as compared to 2002. In both three month periods, we only earned base rent from the Signature Inns.

Our property and other tax expenses totaled $1,063,000 in the three months ended June 30, 2003, compared with $933,000 for the three months ended June 30, 2002. The increase of $130,000 is attributable primarily to property taxes as compared to the three months ended June 30, 2002.

Our insurance expenses totaled $502,000 in the three months ended June 30, 2003, compared with $358,000 for the three months ended June 30, 2002. The $144,000 increase is attributable to increased costs associated with insurance coverage in the hospitality industry.

Our depreciation expense decreased $400,000 to $4.5 million compared to $4.9 million in the three months ended June 30, 2002 mainly due to the reduction in our operating Inns, offset partially by the depreciation of several Inn expansions and capital expenditures on the Inns.

Our general and administrative expense includes an allocation of shared salary, office overhead and other general and administrative costs of the corporate office from Kitchin Hospitality. Our general and administrative expenses for the second quarter 2003 increased to $683,000 compared to $590,000 in the three months ended June 30, 2002 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

Our interest expense decreased from $3.7 million in the three months ended June 30, 2002 to $3.2 million in the three months ended June 30, 2003. This was the result of the weighted average interest rate on our debt of 5.3% during 2003 compared to 6.2% during 2002. Our principal balance of our outstanding debt was reduced $2.6 million during the three months ended June 30, 2003.

Our income from discontinued operations of $86,000 in the three months ended June 30, 2002 includes the results of operations of assets held for sale and assets sold in currently presented periods. There were no discontinued operations for the three months ended June 30, 2003.

Comparison of the Six Month Periods Ended June 30, 2003 and June 30, 2002

For the six months ended June 30, 2003, we earned base rent and percentage rent in the aggregate amount of $21.2 million. Our lease revenue for the six months ended June 30, 2003 decreased $366,000 compared to the six months ended June 30, 2002 due to the following factors:

•	Lease revenues earned from the Jameson Inns decreased approximately $30,000 due primarily to a decrease in room nights available, partially offset by a slight REVPAR increase. One existing Jameson Inn was expanded during 2003, and one new Jameson Inn was opened and four existing Jameson Inns were expanded during 2002. The increase in the number of rooms due to opening of the new Inn and the expansion of existing Inns was offset by the sale of two Jameson Inns during the first half of 2002.

•	Lease revenues earned from the Signature Inns decreased approximately $336,000 due to a decrease of room nights available in 2003 as compared to 2002 as a result of the sale of a Signature Inn in February 2002 and in January 2003. In both six month periods, we only earned base rent from the Signature Inns.

Our property and other tax expenses totaled $2.3 million in the six months ended June 30, 2003, compared with $1.7 million for the six months ended June 30, 2002. The increase is attributable primarily to a refund, resulting from changes in the franchise tax laws in certain of the states in which our Inns are located, received during 2002 which offset the 2002 franchise tax expense. In addition, property taxes increased as compared to the six months ended June 30, 2002.

Our insurance expenses totaled $991,000 in the six months ended June 30, 2003, compared with $676,000 for the six months ended June 30, 2002. The $315,000 increase is attributable to increased costs associated with insurance coverage in the hospitality industry.

Our depreciation expense decreased to $9.2 million compared to $9.9 million in the six months ended June 30, 2002 mainly due to the reduction in our operating Inns, offset partially by the depreciation of several Inn expansions and capital expenditures on the Inns.

Our general and administrative expense includes an allocation of shared salary, office overhead and other general and administrative costs of the corporate office from Kitchin Hospitality. Our general and administrative expenses for the six months ended June 30, 2003 increased to $1.4 million compared to $1.1 million in the six months ended June 30, 2002 due to an increase in professional fees and additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

During the six months ended June 30, 2003, we experienced a positive impact on our earnings of approximately $39,000 with respect to properties sold. This was comprised of a net gain of $3,000 upon the sale of an Inn and a gain of $36,000 in connection with the sale of a tract of land. During the six months ended June 30, 2002 we recognized gains of $426,000 with respect to the sale of two hotels and a gain of $8,000 in connection with the sale of a tract of land.

Our interest expense decreased from $7.8 million in the six months ended June 30, 2002 to $6.5 million in the six months ended June 30, 2003. This was the result of the weighted average interest rate on our debt of 5.4% during 2003 compared to 6.4% during 2002. Our principal balance of our outstanding debt was reduced $5.8 million during the six months ended June 30, 2003.

Our income from discontinued operations decreased to $38,000 in the six months ended June 30, 2003 compared to $145,000 in the six months ended June 30, 2002. Discontinued operations include the results of operations of assets held for sale and assets sold in currently presented periods.

Funds from Operations (“FFO”)- Supplemental Non-GAAP Information

We believe FFO, which is commonly used to analyze REIT’s, to be a meaningful measure of operating performance because this measure negates the effects of depreciation and the one-time effects of disposals. However, it should not be considered an alternative to accounting principles generally accepted in the United States. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc.’s definition from it’s White Paper issued in April 2002. FFO has been calculated as net income attributable to common stockholders before depreciation expense, gains or losses on disposal of depreciable real estate assets, and impairment losses of real estate assets. However, FFO as presented in this table may not be comparable to similarly titled measures presented by other companies. The following table illustrates our calculation of funds from operations for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(dollars in thousands)
Net loss available to common stockholders	$(263)	$(142)	$(2,546)	$(2,895)
Depreciation expense(1)	4,494	4,944	9,223	10,062
Gain on disposal of operating property and equipment	—	480	3	426

FFO	$4,231	$4,322	$6,674	6,741

______________

(1)	Including amounts of depreciation expense related to discontinued operations.

Liquidity and Capital Resources

Our net cash provided by operations was $8.2 million in first six months of 2003. Our principal sources of liquidity are:

•              existing cash on hand of $2.4 million at June 30, 2003,

•              availability under a line of credit of $2.0 million at June 30, 2003,

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

Our net cash provided from investing activities for the first six months of 2003 totaled $802,000. We received net cash proceeds totaling $2.8 million from the sale of an Inn and a parcel of land. Proceeds from these asset sales were primarily used to retire debt. We may sell additional Inns in the future. Additions to property and equipment totaled $2.3 million for the first six months of 2003 compared to $8.1 million in 2002. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $2.1 million for 2003 compared to $3.2 million for 2002. We plan to spend $4.4 million during all of 2003 on refurbishment and renovation projects of existing Inns, including a planned conversion of a Signature Inn to a Jameson Inn. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we commit to spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, from net proceeds from the disposition of Inns and possibly from additional borrowings. We anticipate this trend to continue during the remainder of 2003 as we refurbish our existing Inns to enhance their competitiveness in the market and convert a Signature Inn to a Jameson Inn. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which are paid for by our lessee.

Our net cash used in financing activities during the first six months of 2003 totaled $10.5 million. This amount included the payment of dividends to common and preferred shareholders of $4.5 million, repayments of mortgage notes payable and related deferred finance costs net of proceeds from mortgage notes of $1.1 million, and scheduled long-term debt payments of $4.9 million.

Our long-range plan is to selectively develop new Jameson Inns and to expand existing Jameson Inns as suitable opportunities arise and when adequate sources of financing are available, but we currently have no new development plans scheduled for the remainder of 2003. Since our election to be taxed as a REIT, we have financed construction of new Jameson Inns and currently intend to continue financing the construction of any new Inns entirely with bank borrowings. We continue to consider possible additional long-term debt or equity financing that would be available to fund any future development activities.

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

Kitchin Hospitality, LLC Financial Information

Kitchin Hospitality leases and operates the Inns owned by us and serves as a general contractor on the construction of various commercial buildings.

The following table summarizes the unaudited financial results of Kitchin Hospitality:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Room rental revenues	$23,970,665	$24,406,675	$43,477,744	$43,769,740
Other inn-related sales	1,321,021	1,284,566	2,368,404	2,403,613

Hotel revenues	25,291,686	25,691,241	45,846,148	46,173,353

Construction revenues	4,323,093	7,556,439	8,349,721	12,329,786
Overhead reimbursement income	449,250	296,759	898,537	684,789
Management and license fee income	60,078	94,663	155,680	171,133
Gain on sale of assets, net	74,538	53,222	149,076	106,446
Investment income (expense), net	37,317	(3,614)	73,227	85,876

Total revenues	30,235,962	33,688,710	55,472,389	59,551,383
Expenses:
Lease expense	11,197,302	11,321,687	20,828,900	20,840,147
Cost of construction revenues	3,990,334	6,917,380	7,707,729	10,936,307
Room expenses	6,134,095	6,212,175	11,724,245	11,649,926
General and administrative	4,090,949	3,855,894	8,018,418	8,276,574
Utilities	1,282,089	1,280,648	2,807,039	2,643,869
Maintenance	1,179,100	1,098,077	2,249,401	2,146,903
Advertising	1,221,527	1,112,124	2,354,248	2,203,787
Depreciation and amortization	23,513	68,427	82,445	141,408

Total expenses	29,118,909	31,866,412	55,772,425	58,838,921
Income (loss) from continuing operations	1,117,053	1,822,298	(300,036)	712,462
Loss from discontinued operations	—	(65,569)	(57,799)	(163,607)

Net income (loss)	1,117,053	1,756,729	(357,835)	548,855
Unrealized gain on marketable securities	299,403	136,360	316,010	177,861

Comprehensive income (loss)	$1,416,456	$1,893,089	$(41,825)	$726,716

Dividends

On June 26, 2003, we announced a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends were paid on July 21, 2003 to shareholders of record on June 30, 2003.

On July 28, we announced a quarterly dividend of $0.05 per common share. The dividend is payable on August 20, 2003, to shareholders of record on August 4, 2003.

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

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates of future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We did not recognize any impairment losses during the three or six month periods ended June 30, 2003 or 2002.

Overhead Allocation from Kitchin Hospitality

Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged the Company $449,000 and $265,000 for the three months ended June 30, 2003 and 2002, respectively and $899,000 and $665,000 for the six months ended June 30, 2003 and 2002, respectively, of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement. We expensed all of the allocated costs for the three and six months ended June 30, 2003 and 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in “Quantitative and Qualitative Disclosures about Market Risk” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Periodic Report by the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

The following reports on Form 8-K were filed during second quarter 2003:

•	On June 26, 2003, Jameson filed an 8-K reporting that on June 26, 2003, Jameson issued a press release announcing a second quarter preferred stock dividend.

•	On June 12, 2003, Jameson filed an 8-K reporting that on June 12, 2003, Jameson issued a press release announcing May hotel statistics.

•	On May 13, 2003, Jameson filed an 8-K reporting that on May 13, 2003, Jameson issued a press release announcing April 2003 hotel statistics.

•	On April 30, 2003, Jameson filed an 8-K reporting that on April 30, 2003, Jameson issued a press release announcing first quarter 2003 financial results.

•	On April 24, 2003 Jameson filed an 8-K reporting that on April 24, 2003 Jameson issued a press release announcing first quarter common stock dividend.

•	On April 22, 2003, Jameson filed an 8-K reporting that on April 22, 2003, Jameson issued a press release announcing first quarter earnings release and conference call.

•	On April 10, 2003, Jameson filed an 8-K reporting that on April 10, 2003, Jameson issued a press release announcing March hotel statistics.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.
Dated: August 14, 2003	By:	/s/ THOMAS W. KITCHIN

Thomas W. Kitchin Chief Executive Officer (Principal Executive Officer)

By:	/s/ CRAIG R. KITCHIN

Craig R. Kitchin President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MARTIN D. BREW

Martin D. Brew Treasurer and Chief Accounting Officer (Principal Accounting Officer)