Form 10-Q
period 2003-09-30
JAMESON INNS INC
filed 2003-11-14
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period to .

Commission file number 0-23256

JAMESON INNS, INC.

(Exact name of registrant as specified in its Articles)

Georgia	58-2079583
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $.10 Par Value – 11,954,778 shares as of November 10, 2003.

JAMESON INNS, INC.

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Operating property and equipment	$384,874,007	$383,514,505
Property and equipment held for sale	—	2,444,950
Less: accumulated depreciation	(83,534,161)	(70,776,574)

	301,339,846	315,182,881
Cash	4,789,179	3,832,477
Restricted cash	1,090,209	1,449,825
Receivable from affiliate	4,372,226	1,489,814
Deferred finance costs, net	2,388,362	2,823,741
Other assets	1,507,664	1,728,709

	$315,487,486	$326,507,447

Liabilities and Stockholders’ Equity
Mortgage notes payable	$215,943,868	$222,820,439
Accounts payable and accrued expenses	265,760	282,252
Accrued interest payable	969,940	1,037,792
Accrued property and other taxes	2,723,612	1,831,285
Preferred stock dividends payable	1,667,611	1,667,197

	221,570,791	227,638,965
Stockholders’ Equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,942,730 shares (11,862,984 shares in 2002) issued and outstanding	1,194,273	1,186,298
Contributed capital	92,762,223	98,057,292
Deferred compensation	(2,477,037)	(2,812,344)
Retained deficit	(1,026,991)	(1,026,991)

Total stockholders’ equity	93,916,695	98,868,482

	$315,487,486	$326,507,447

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Year to date September 30,
	2003	2002	2003	2002
Lease revenue	$11,109,321	$10,904,410	$32,185,237	$31,991,717
Expenses:
Property and other taxes	1,079,825	947,762	3,324,057	2,668,530
Insurance	486,300	376,072	1,472,330	1,048,878
Depreciation	4,304,417	4,806,344	13,484,610	14,683,590
General and administrative expenses	688,949	591,383	2,072,647	1,721,534
Costs of acquisition	724,602	—	724,602	—
Early extinguishment of debt	9,249	—	115,635	57,645

Total expenses	7,293,342	6,721,561	21,193,881	20,180,177

Income from operations	3,815,979	4,182,849	10,991,356	11,811,540
Interest expense	3,219,444	3,568,334	9,674,685	11,371,980
Other expense (income)	(513)	(513)	45,254	(1,822)

Income before discontinued operations and gain on sale of assets	597,048	615,028	1,271,417	441,382
Gain on disposal of real estate	—	—	—	426,141
Gain on sale of land	—	1,235	35,921	9,205

Income from continuing operations	597,048	616,263	1,307,338	876,728
Discontinued operations:
Income from discontinued operations	12,046	115,372	87,197	293,874
Gain on sale of discontinued operations	20,165	132,286	23,576	132,286

Net income	629,259	863,921	1,418,111	1,302,888
Less preferred stock dividends	1,667,190	1,666,871	5,001,570	5,001,251

Net loss attributable to common stockholders	$(1,037,931)	$(802,950)	$(3,583,459)	$(3,698,363)

Per common share (basic and diluted):
Loss before discontinued operations (net of preferred dividends)	$(0.09)	$(0.09)	$(0.33)	$(0.37)
Income from discontinued operations	—	0.02	0.01	0.04

Net loss attributable to common stockholders	$(0.09)	$(0.07)	$(0.32)	$(0.33)

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Income from continuing operations	$1,307,338	$876,728
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	13,484,610	14,683,590
Amortization of deferred finance costs	729,630	731,681
Stock-based compensation expense	326,570	308,259
Gain on disposal of land, property and equipment	(59,497)	(567,632)
Discontinued operations	159,596	683,639
Early extinguishment of debt	115,635	57,645
Changes in assets and liabilities increasing (decreasing) cash:
Other assets	(73,034)	(289,565)
Accounts payable and accrued expenses	(16,492)	(208,060)
Receivable from affiliate	(2,882,412)	(2,748,435)
Accrued interest payable	(67,852)	(338,189)
Accrued property and other taxes	892,327	544,086

Net cash provided by operating activities	13,916,419	13,733,747
Investing activities
Reductions to restricted cash for FF & E reserves	359,616	125,609
Proceeds from disposition of land, property and equipment	3,668,997	6,527,700
Additions to property and equipment	(3,005,819)	(10,249,680)

Net cash provided by (used in) investing activities	1,022,794	(3,596,371)
Financing activities
Common stock dividends paid	(1,710,976)	(1,965,228)
Preferred stock dividends paid		(5,001,570)
Proceeds from issuance of common stock, net	16,278	333,538
Proceeds from mortgage notes payable	9,756,567	11,485,300
Payment of deferred finance costs	(409,886)	(262,019)
Payoff of mortgage notes payable	(9,363,178)	(7,067,081)
Payments on mortgage notes payable	(7,269,960)	(6,161,912)

Net cash used in financing activities	(13,982,511)	(8,638,972)
Net change in cash	956,702	1,498,404
Cash at beginning of year	3,832,477	4,755,991

Cash at end of period	$4,789,179	$6,254,395

See accompanying notes.

JAMESON INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

1.	Business and Basis of Financial Statements

Jameson Inns, Inc. (“the Company”) develops and owns limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®.” In addition, the Company owns Inns in the midwestern United States operating under the trademark “Signature Inns®”.

At September 30, 2003 there were 95 Jameson Inns in operation and 24 Signature Inns in operation, with a total of 8,135 rooms in fourteen states.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2002. There have been no material changes in accounting policies followed by us during 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share as of September 30, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator
Net income	$629,259	$863,921	$1,418,111	$1,302,888
Preferred stock dividends	1,667,190	1,666,871	5,001,570	5,001,251

Numerator for basic loss per share – Loss available to common stockholders	$(1,037,931)	$(802,950)	$(3,583,459)	$(3,698,363)

Denominator
Weighted average shares outstanding	11,949,392	11,873,242	11,916,742	11,862,943
Less: Unvested restricted shares	(619,942)	(617,849)	(617,821)	(618,107)

Denominator for basic and diluted loss per share	11,329,450	11,255,393	11,298,921	11,244,836

Basic and Diluted Loss Per Common Share
Net loss attributable to common stockholders	$(0.09)	$(0.07)	$(0.32)	$(0.33)

Options to purchase 370,000 and 723,167 shares of common stock as of September 30, 2003 and 2002, respectively, were outstanding but were not included in the computations of diluted loss per share because the securities’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

The Company has four stock incentive plans in place. The table below summarizes the current shares authorized, outstanding and exercisable for each of the four plans as of September 30, 2003.

Plan Name	Shares Authorized	Options Outstanding	Options Exercisable	Restricted Stock Grants Outstanding
1993 Plan	1,194,273	205,000	54,560	206,650
1996 Plan	500,000	—	—	401,670
1995 Director Plan	150,000	75,000	75,000	—
1997 Director Plan	200,000	90,000	90,000	—

Total	2,044,273	370,000	219,560	608,320

3.	Debt

At September 30, 2003 and December 31, 2002, the mortgage notes payable were collateralized by all of the Company’s hotel properties. At September 30, 2003 and December 31, 2002, the carrying value of the long-term debt approximated its fair value. At September 30, 2003 there were two letters of credit aggregating $6.5 million which were issued for the Company’s benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the Bonds to be remarketed by the marketing agent. These letters of credit currently expire on December 31, 2003 and are in the process of being renewed. There are two other mortgage loans, secured by two Jameson Inns, aggregating $1.7 million, along with our $2.0 million line of credit, secured by billboards, which mature in fourth quarter 2003. Based on the Company’s preliminary discussions with these lenders, the Company believes it will be successful in obtaining replacement financing of these obligations at renewal terms satisfactory to the Company. If the Company were unsuccessful in refinancing these obligations, the Company would employ other available resources which include cash, proceeds from the refinancing of other Inns with increased borrowing capacity, sale of Inns, or land held for sale to meet the required obligations. As of September 30, 2003, there are no borrowings outstanding under the line of credit.

As a result of the early extinguishment of certain debt, the Company incurred losses of $9,000 during the three months ended September 30, 2002, and $116,000 and $58,000 during the nine months ended September 30, 2003 and 2002, respectively, comprised of the unamortized deferred finance costs.

The weighted average interest rate on the Company’s debt was 5.4% in the three months ended September 30, 2003 compared to 5.8% during the same period in 2002, and 5.4% for the nine months ended September 30, 2003 compared to 6.2% during the same period in 2002.

At September 30, 2003 approximately $194.7 million of outstanding debt is subject to adjustment during the next twelve months. The adjustment schedule is as follows:

	Amount	Weighted Average Interest
Adjustment Date	(in millions)	Rate at Adjustment Date
October 2003	$17.4	4.8%
January 2004	40.8	4.8%
February 2004	16.6	5.3%
March 2004	4.8	4.5%
April 2004	40.4	4.5%
May 2004	3.3	4.2%
July 2004	48.5	5.2%
September 2004	4.4	7.5%
Adjusts daily	18.5	3.6%

We anticipate full year 2003 required principal repayments of approximately $10.1 million.

4.	Related Party Transactions with Kitchin Hospitality, LLC

The Company shares employees and office space with Kitchin Hospitality, and Kitchin Hospitality charges the Company its allocated share under the Cost Reimbursement Agreement. Kitchin Hospitality paid and was subsequently reimbursed for approximately $449,000 and $357,000 for the third quarter 2003 and 2002, respectively, and approximately $1,348,000 and $1,022,000 for the nine months ended September 30, 2003 and 2002, respectively. The reimbursed costs were for the Company’s salaries, office overhead, and other general and administrative costs. The Company expensed these costs in the three and nine month periods ended September 30, 2003 and 2002, respectively.

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

The components of income from operations related to discontinued operations for the periods ended September 30, 2003 and 2002 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Lease revenues	$22,575	$245,403	$180,340	$757,130
Expenses:
Taxes and insurance	243	21,830	14,054	75,056
Depreciation	6,636	64,272	48,823	234,574

Total expenses	6,879	86,102	62,877	309,630
Income from discontinued operations before interest expense	15,696	159,301	117,463	447,500
Interest expense	3,650	43,929	30,266	153,626

Income from discontinued operations	$12,046	$115,372	$87,197	$293,874

During the first six months of 2002, the Company sold two Jameson Inns and one Signature Inn for an aggregate gain of approximately $426,000. The dispositions of these properties were accounted for under SFAS No. 121 since they were classified as held for sale upon adoption of SFAS No. 144 on January 1, 2002. Dispositions of one Jameson Inn sold during third quarter 2002 and all hotel sales in 2003 were accounted for under SFAS No. 144. The Company sold one Signature Inn in January 2003 and recorded a gain on disposal of approximately $3,400. This property was classified as held for sale in the December 31, 2002 balance sheet. The Company sold one Jameson Inn in July 2003 and recorded a gain on disposal of approximately $20,200.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands except per share data)
Net loss attributable to common stockholders	$(1,038)	$(802)	$(3,583)	$(3,698)
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995	(12)	12	(36)	35

Pro forma loss attributable to common stockholders	$(1,050)	$(790)	$(3,619)	$(3,663)

Pro forma loss per share-basic and diluted	$(0.09)	$(0.07)	$(0.32)	$(0.33)

The Company recognized compensation expense of approximately $101,000 and $111,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $327,000 and $309,000 for the nine months ended September 30, 2003 and 2002, respectively, related to the vesting of restricted stock.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. There has been no impact on the Company’s financial position or results of operations for the first nine months of 2003 under FIN 46. The Company is in the process of evaluating FIN 46, and its prospective impact on our financial position and results of operations, for variable interest entities created or acquired prior to February 1, 2003.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative instrument to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. On October 29, 2003, the FASB voted 7-0 to defer for an indefinite period the application of the guidance in SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classifies as a liability in the parent’s financial statements under SFAS 150 (e.g., noncontrolling interests in limited-life subsidiaries). The FASB decided to defer the application of SFAS 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests. The Company does not expect the application of SFAS 150 to have a material impact on its financial position or results of operations.

8.	Pending Acquisition

On September 11, 2003, the Company announced a proposed restructuring pending shareholder approval. Under this proposal, the Company would terminate its status as a real estate investment trust, becoming a taxable corporation and acquire Kitchin Hospitality, LLC.

Relative to the proposed acquisition, the Company announced that it has entered into a definitive agreement to purchase Kitchin Hospitality from Thomas W. Kitchin and members of his family. The Company will, subject to shareholder approval, issue 2,185,430 shares of its common stock and pay $1.3 million in cash for Kitchin Hospitality. After the completion of the transaction, Kitchin Hospitality will be a wholly owned subsidiary of Jameson and function as the hotel operating division of Jameson rather than as a separate lessee.

It is anticipated that a meeting of the shareholders will be held on December 17, 2003, with a closing on January 1, 2004, if the transaction and REIT termination proposals receive the requisite shareholder approval. Complete details of the transaction are contained in the Company’s definitive proxy statement, which was filed with the SEC on November 10, 2003. During the three months ended September 30, 2003, the Company expensed $724,602 of professional fees associated with the proposed acquisition of Kitchin Hospitality, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table shows certain financial and other non-GAAP information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Combined Jameson and Signature Brands
Occupancy rate	54.9%	53.3%	51.6%	51.0%
ADR	$59.96	$60.96	$59.18	$59.75
REVPAR	$32.94	$32.47	$30.56	$30.52
Room rentals (000s)	$24,411	$24,369	$67,339	$67,954
Other Inn revenues (000s)	$1,320	$1,201	$3,664	$3,605
Room nights available	749,373	764,068	2,232,256	2,270,740
At end of each period:
Operating Inns	119	121	119	121
Rooms available	8,135	8,279	8,135	8,279

Room revenues earned by our lessee, Kitchin Hospitality, are the basis upon which the percentage rent earned by us (under the master leases) is determined and, accordingly, we discuss those revenues below. In this regard, we believe that a review of the historical performance of the operations of our operating Inns’ occupancy, ADR and REVPAR is appropriate for understanding our lease revenue.

The lodging industry and other travel related businesses have been negatively impacted by the effects of the continued economic slowdown, the terrorist attacks of September 11, 2001 and on-going military actions. Although the operating results of hotels have improved slightly in third quarter 2003, they remain below levels reached prior to the terrorist attacks. We could experience continued pressure on our hotel operating results due to the weakened U.S. economy, the weakness in business travel, the effects on travel of recent military actions and the continued effects of terrorist acts (actual or threatened) on travel.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2003 and September 30, 2002

For the three months ended September 30, 2003, we earned base rent and percentage rent in the aggregate amount of $11.1 million. Our lease revenue for the three months ended September 30, 2003 increased $205,000 compared to the three months ended September 30, 2002 due to the following factors:

•	Lease revenues earned from the Jameson Inns increased approximately $205,000 due primarily to an increase in REVPAR as a result of occupancy increasing to 57.3% during the third quarter of 2003 compared to 55.6% for the same period in 2002. One existing Jameson Inn was expanded during 2003, and one new Jameson Inn was opened and four existing Jameson Inns were expanded during 2002. The increase in the number of rooms due to opening of the new Inn and the expansion of existing Inns was offset by the sale of one Jameson Inn during third quarter 2002 and one during third quarter 2003.

•	Lease revenues earned from the Signature Inns remained flat in 2003 as compared to 2002. In both three month periods, we only earned base rent from the Signature Inns.

Our property and other tax expenses totaled $1,080,000 in the three months ended September 30, 2003, compared with $948,000 for the three months ended September 30, 2002. The increase of $132,000 is attributable primarily to property taxes as compared to the three months ended September 30, 2002.

Our insurance expenses totaled $486,000 in the three months ended September 30, 2003, compared with $376,000 for the three months ended September 30, 2002. The $110,000 increase is attributable to increased costs associated with insurance coverage in the hospitality industry.

Our depreciation expense decreased $502,000 to $4.3 million compared to $4.8 million in the three months ended September 30, 2002 mainly due to the reduction in our operating Inns.

Our general and administrative expense includes an allocation of shared salary, office overhead and other general and administrative costs of the corporate office from Kitchin Hospitality. Our general and administrative expenses for the third quarter 2003 increased to $689,000 from $591,000 in the three months ended September 30, 2002 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

During the three months ended September 30, 2003, we expensed $725,000 in costs associated with the proposed acquisition of Kitchin Hospitality, LLC.

Our interest expense decreased from $3.6 million in the three months ended September 30, 2002 to $3.2 million in the three months ended September 30, 2003. This was the result of the weighted average interest rate on our debt of 5.4% during 2003 compared to 5.8% during 2002. Our principal balance of our outstanding debt was reduced $1.1 million during the three months ended September 30, 2003 and $9.4 million for the twelve month period from September 30, 2002 through September 30, 2003.

Our income from discontinued operations of $12,000 in the three months ended September 30, 2003 includes the results of operations of assets held for sale and assets sold in currently presented periods.

During the three months ended September 30, 2003, we experienced a positive impact on our earnings of $20,200 on the sale of one Inn.

Comparison of the Nine Month Periods Ended September 30, 2003 and September 30, 2002

For the nine months ended September 30, 2003, we earned base rent and percentage rent in the aggregate amount of $32.2 million. Our lease revenue for the nine months ended September 30, 2003 increased $194,000 compared to the nine months ended September 30, 2002 due to the following factors:

•	Lease revenues earned from the Jameson Inns increased approximately $280,000 due primarily to an increase in REVPAR as a result of occupancy increasing to 55.6% during the first nine months of 2003 compared to 55.0% for the same period in 2002 and a $0.47 increase in average daily rate. One existing Jameson Inn was expanded during 2003, and one new Jameson Inn was opened and four existing Jameson Inns were expanded during 2002. The increase in the number of rooms due to opening of the new Inn and the expansion of existing Inns was offset by the sale of two Jameson Inns during the first half of 2002 and the sale of one Inn during third quarter 2003.

•	Lease revenues earned from the Signature Inns decreased approximately $89,000 due to a decrease of room nights available in 2003 as compared to 2002 as a result of the sale of a Signature Inn in February 2002 and in January 2003. In both nine month periods, we only earned base rent from the Signature Inns.

Our property and other tax expenses totaled $3.3 million in the nine months ended September 30, 2003, compared with $2.7 million for the nine months ended September 30, 2002. The increase is attributable primarily to a refund, resulting from changes in the franchise tax laws in certain of the states in which our Inns are located, received during 2002 which offset the 2002 franchise tax expense. In addition, property taxes increased as compared to the nine months ended September 30, 2002.

Our insurance expenses totaled $1.5 million in the nine months ended September 30, 2003, compared with $1.0 million for the nine months ended September 30, 2002. The $500,000 increase is attributable to increased costs associated with insurance coverage in the hospitality industry.

Our depreciation expense decreased to $13.5 million compared to $14.7 million in the nine months ended September 30, 2002 mainly due to the reduction in our operating Inns.

Our general and administrative expense includes an allocation of shared salary, office overhead and other general and administrative costs of the corporate office from Kitchin Hospitality. Our general and administrative expenses for the nine months ended September 30, 2003 increased to $2.0 million compared to $1.7 million in the nine months ended September 30, 2002 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s.

During the nine months ended September 30, 2003, we expensed $725,000 in costs associated with the proposed acquisition of Kitchin Hospitality, LLC.

Our interest expense decreased from $11.4 million in the nine months ended September 30, 2002 to $9.7 million in the nine months ended September 30, 2003. This was the result of the weighted average interest rate on our debt of 5.4% during 2003 compared to 6.2% during 2002. Our principal balance of our outstanding debt was reduced $6.9 million during the nine months ended September 30, 2003 and $9.4 for the twelve month period from September 30, 2002 through September 30, 2003.

Our income from discontinued operations decreased to $87,000 in the nine months ended September 30, 2003 compared to $294,000 in the nine months ended September 30, 2002. Discontinued operations include the results of operations of assets held for sale and assets sold in currently presented periods.

During the nine months ended September 30, 2003, we experienced a positive impact on our earnings of approximately $60,000 with respect to properties sold. This was comprised of gains totaling $24,000 upon the sale of two Inns and a gain of $36,000 in connection with the sale of a tract of land.

Funds from Operations (“FFO”)- Supplemental Non-GAAP Information

We believe FFO, which is commonly used to analyze REIT’s, to be a meaningful measure of operating performance because this measure negates the effects of depreciation and the one-time effects of disposals. However, it should not be considered an alternative to accounting principles generally accepted in the United States. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc.’s definition from it’s White Paper issued in April 2002. FFO has been calculated as net income attributable to common stockholders before depreciation expense, gains or losses on disposal of depreciable real estate assets, and impairment losses of real estate assets. However, FFO as presented in this table may not be comparable to similarly titled measures presented by other companies. The following table illustrates our calculation of funds from operations for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Net loss available to common stockholders	$(1,037,931)	$(802,950)	$(3,583,459)	$(3,698,363)
Depreciation expense(1)	4,311,054	4,878,251	13,533,435	14,941,069
Gain on disposal of operating property and equipment	(20,165)	(132,286)	(23,576)	(558,427)

FFO	$3,252,958	$3,943,015	$9,926,400	$10,684,279

(1)	Including amounts of depreciation expense related to discontinued operations.

Liquidity and Capital Resources

Our net cash provided by operations was $13.9 million in first nine months of 2003. Our principal sources of liquidity are:

•	existing cash on hand of $4.8 million at September 30, 2003,

•	availability of $2.0 million under a line of credit at September 30, 2003,

•	proceeds from the refinancing of Inns with increased borrowing capacity, and

•	net proceeds from the sale of Inns, and land held for sale.

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

Our net cash provided from investing activities for the first nine months of 2003 totaled $1.0 million. We received net cash proceeds totaling $3.7 million from the sale of two Inns and a parcel of land. Proceeds from these asset sales were primarily used to retire debt. We may sell additional Inns in the future. Additions to property and equipment totaled $3.0 million for the first nine months of 2003 compared to $10.2 million in 2002. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $2.6 million for 2003 compared to $5.1 million for 2002. We plan to spend $4.4 million during all of 2003 on refurbishment and renovation projects of existing Inns. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we commit to spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, from net proceeds from the disposition of Inns and possibly from additional borrowings. We anticipate this trend to continue as we refurbish our existing Inns to enhance their competitiveness in the market. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which are currently paid for by our lessee.

Our net cash used in financing activities during the first nine months of 2003 totaled $14.0 million. This amount included the payment of dividends to common and preferred shareholders of $6.7 million, repayments of mortgage notes payable and related deferred finance costs net of proceeds from mortgage notes of $16,000, and scheduled long-term debt payments of $7.3 million.

Our long-range plan is to selectively develop new Jameson Inns and to expand existing Jameson Inns as suitable opportunities arise and when adequate sources of financing are available, but we currently have no new development plans scheduled. We have historically financed construction of new Jameson Inns and currently intend to continue financing the construction of any new Inns entirely with bank borrowings. We continue to consider additional equity or long-term debt financings that may be available to fund any future development activities.

At September 30, 2003 there were two letters of credit aggregating $6.5 million which were issued for our benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the Bonds to be remarketed by the marketing agent. These letters of credit currently expire on December 31, 2003 and are in the process of being renewed. There are two other mortgage loans, secured by two Jameson Inns, aggregating $1.7 million, along with our $2.0 million line of credit, secured by billboards, which mature during 2003. Based on our preliminary discussions with these lenders, we believe we will be successful in obtaining replacement financing of these obligations at renewal terms satisfactory to us. If we were unsuccessful in refinancing these obligations, we would employ other available resources which include cash, proceeds from the refinancing of other Inns with increased borrowing capacity, sale of Inns, or land held for sale to meet the required obligations.

We are currently proposing that we relinquish our status as a real estate trust and to begin operating our inns by acquiring Kitchin Hospitality for 2,185,430 shares of our common stock and $1.3 million in cash. These proposals are subject to approval by our shareholders at our annual meeting which will be held December 17, 2003. If approved by our shareholders, the relinquishment of our REIT status and the acquisition of Kitchin Hospitality will be completed on January 1, 2004, although we will have the right to defer payment of the cash portion of the purchase price over four quarterly installments, with interest accruing on the unpaid portion at the annual rate of 10%. We plan to use the cash that would otherwise be paid out in dividends and any additional cash flow resulting from our ownership of Kitchin Hospitality to pay down some of our long-term indebtedness and to finance any expansion and renovation projects that we believe are appropriate. Complete details of the transaction are contained in our definitive proxy statement dated November 10, 2003, which is on file with the Securities and Exchange Commission. During the three months ended September 30, 2003, we expensed approximately $725,000 of professional fees associated with the proposed acquisition of Kitchin Hospitality, LLC.

On October 31, 2003, we received a demand letter issued by an attorney on behalf of an unnamed shareholder challenging our proposed acquisition of Kitchin Hospitality. The letter addressed to our Board of Directors states, among other assertions, that the transaction is a “breach of fiduciary duty and corporate waste,” claiming the purchase price to be “materially greater than the true value of Kitchin Hospitality.” The letter also complains that the disclosures made in our preliminary proxy statement, as they concern the acquisition, are “replete with material misrepresentations and omissions.” Further, the letter demands that we not proceed with the acquisition and states an intention to commence litigation against our Board. We have provided the demand letter to our Board. Should the Board in response to this letter, or any resulting litigation, determine to take any action which affects the proposals submitted in this proxy statement, you will be appropriately notified.

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, payment of quarterly dividends, future corporate strategies and direction, effects and circumstances relating to terrorist acts (actual or threatened) similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	manage our business in a cost-effective manner given the number of Inns we own and the geographic areas in which they are located;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future growth;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	obtain replacement financing as needed on existing indebtedness at renewal terms satisfactory to us;

•	secure construction and permanent financing for new Inns on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms; and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	The ability of our lessee, Kitchin Hospitality, LLC, to manage the Inns profitably.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

•	Our continued qualification as a real estate investment trust, or REIT, and continuation of favorable income tax treatment for REITs under federal tax laws.

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

Kitchin Hospitality, LLC Financial Information

The following table summarizes the unaudited financial results of Kitchin Hospitality:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues:
Room rental revenues	$24,410,993	$24,369,429	$67,339,304	$67,954,095
Other inn-related sales	1,319,810	1,200,557	3,663,729	3,604,535

Hotel revenues	25,730,803	25,569,986	71,003,033	71,558,630
Construction revenues	3,751,674	4,779,634	12,101,395	17,109,420
Overhead reimbursement	467,565	789,233	1,366,102	1,171,241
Management and license fees	88,724	95,602	244,404	278,649
Gain on sale of assets, net	74,538	117,168	223,614	223,614
Investment income, net	55,475	48,562	128,702	134,438

Total revenues	30,168,779	31,400,185	85,067,250	90,475,992

Expenses:
Lease expense	10,941,289	10,734,062	31,661,674	31,465,014
Cost of construction revenues	3,587,117	4,637,950	11,294,846	15,574,257
Room expenses	6,331,132	6,391,536	17,934,613	17,979,793
General and administrative	4,186,865	4,291,485	12,145,299	12,259,348
Utilities	1,611,912	1,613,360	4,390,676	4,248,151
Maintenance	1,242,948	1,287,150	3,483,604	3,427,104
Advertising	1,266,615	1,128,538	3,592,099	3,320,519
Depreciation and amortization	31,134	78,491	113,579	219,900

Total expenses	29,199,012	30,162,572	84,616,390	88,494,086

Income from continuing operations	969,767	1,237,613	450,860	1,981,906

Income (loss) from discontinued operations	141,495	(97,545)	302,569	(292,983)

Net income	1,111,262	1,140,068	753,429	1,688,923
Unrealized gain on marketable securities	125,092	25,189	334,535	203,050

Comprehensive income	$1,236,354	$1,165,257	$1,087,964	$1,891,973

Dividends

On September 17, 2003, we announced a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends were paid on October 20, 2003 to shareholders of record on September 30, 2003. We intend to continue making regular quarterly distributions to our preferred stockholders.

As a result of the anticipated conversion of our tax status to a regular C-Corporation, we have ceased paying a dividend on the common stock for the foreseeable future.

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

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates of future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We did not recognize any impairment losses during the three or nine month periods ended September 30, 2003 or 2002.

Overhead Allocation from Kitchin Hospitality

Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged the Company $449,000 and $357,000 for the three months ended September 30, 2003 and 2002, respectively and $1,348,000 and $1,022,000 for the nine months ended September 30, 2003 and 2002, respectively, of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement. We expensed all of the allocated costs for the three and nine months ended September 30, 2003 and 2002.

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

The following reports on Form 8-K were filed or furnished during the third quarter 2003:

On October 14, 2003, Jameson furnished an 8-K reporting that on October 14, 2003, Jameson Issued a press release announcing September hotel statistics.

On September 17, 2003, Jameson furnished an 8-K reporting that on September 17, 2003, Jameson Issued a press release announcing August hotel statistics.

On September 11, 2003, Jameson furnished an 8-K reporting that on September 11, 2003, Jameson issued a press release announcing a special conference call discussing the proposed restructuring.

On September 1, 2003, Jameson furnished an 8-K reporting that on September 1, 2003, Jameson issued a press release announcing a third quarter preferred stock dividend.

On August 14, 2003, Jameson furnished an 8-K reporting that on August 14, 2003, Jameson Issued a press release announcing July hotel statistics.

On August 13, 2003, Jameson furnished an 8-K reporting that on August 13, 2003, Jameson issued a press release announcing second quarter 2003 financial results.

On July 28, 2003 Jameson furnished an 8-K reporting that on July 28, 2003 Jameson issued a press release announcing a second quarter common stock dividend.

On July 15, 2003, Jameson furnished an 8-K reporting that on July 15, 2003, Jameson Issued a press release announcing June hotel statistics.

On July 10, 2003, Jameson furnished an 8-K reporting that on July 10, 2003, Jameson issued a press release announcing second quarter earnings release and conference call.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated:	November 14, 2003	By:	/s/ Thomas W. Kitchin

Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Craig R. Kitchin

Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Martin D. Brew

Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)