Form 10-K
period 2003-12-31
JAMESON INNS INC
filed 2004-03-19
CIK 914373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2003

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

(Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of March 12, 2004: $33,421,176.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

Number of shares of common stock outstanding on March 12, 2004: 14,107,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held June 25, 2004 are incorporated by reference into Part III.

FORM 10-K

JAMESON INNS, INC.

ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2003

i

JAMESON INNS, INC.

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality, LLC on January 2, 2004, changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our Inns and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	effectively and efficiently combine our operations with those of Kitchin Hospitality, which has leased and operated all of our hotel properties;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chains;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	refinance on acceptable terms our current indebtedness as it becomes due;

•	secure construction and permanent financing for new Inns on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in changing from a REIT to a tax-paying entity.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

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

PART I

ITEM 1. BUSINESS

General

We were incorporated under the laws of Georgia in 1993. However, we originally began operations as a Delaware corporation in 1988. Until January 1, 2004, we were a self-administered real estate investment trust, commonly called a REIT. We are headquartered in Atlanta, Georgia. As of January 1, 2004, we are no longer a REIT, but instead will be taxed as a C corporation under federal tax laws. See “Subsequent Developments” below. We develop and own, and as of January 1, 2004, operate, limited service hotel properties (“Inns”) in the southeastern United States under the trademark “The Jameson Inn®.” In addition, we own, and as of January 1, 2004, operate Inns in the midwestern United States operating under the trademark “Signature Inn®.” In this report, we sometimes refer separately to the Inns operating under the Jameson trademark as “Jameson Inns” and to those operating under the Signature trademark as “Signature Inns.”

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

A typical Signature Inn incorporates an atrium, and a well-appointed lobby and registration area. A Signature Inn contains approximately 120 guest rooms, averaging over 300 square feet per room, swimming pools, exercise facilities and a complimentary breakfast, and other amenities including a microwave, refrigerator, in-room coffee, iron and ironing board and hair dryer in all guest rooms. We emphasize services designed for the business traveler, such as large, in-room desks, and voicemail in each guest room.

The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers their guests rooms, food and beverage services, meeting rooms, room service and similar guest services, and, in some cases, resort entertainment and activities. The second category is the limited service hotel, which generally offers rooms only and amenities such as swimming pools, continental breakfast and similar, limited services. The third category is the all-suite hotel or motel, which offers guests more spacious accommodations and usually kitchen facilities in the suite and common laundry facilities. Our brands are all limited service hotels. Smith Travel Research categorizes hotels into seven chain scales as follows:

Luxury

Upper Upscale Chains

Upscale Chains

Midscale Chains with F & B (Food & Beverage)

Midscale Chains without F & B (Food & Beverage)

Economy Chains

Independents

Prices for each of these categories vary by region and locale. Our Jameson Inns are in the economy category and our Signature Inns are in the limited service midscale without food and beverage category.

As a REIT, through December 31, 2003, we were prohibited from operating our properties other than through an independent contractor or a taxable REIT subsidiary. Accordingly, all of the Inns we own were leased to Kitchin Hospitality, LLC under master leases. References to Kitchin Hospitality throughout this report refer to either Kitchin Hospitality, LLC (formerly named Jameson Hospitality, LLC), or its predecessors. These master leases required Kitchin Hospitality to pay us base rent based on the number of rooms in operation (available for rent) on the first day of each month and percentage rent based on room revenues as defined in the master leases. Percentage rent is designed to allow us to participate in growth in revenues at the Inns. The master leases generally provided that a portion of aggregate room revenues in excess of specified amounts was paid to us as percentage rent.

Disposition of Properties. During 2003, we disposed of one exterior corridor 41-room Jameson Inn hotels located in Eastman, Georgia. The Jameson Inn hotel was sold in the third quarter of 2003. We sold one 125-room Signature Inn in Florence, Kentucky, in the first quarter of 2003. During 2003, upon completion of the sale of these two hotel properties for which impairment losses were not recorded, we recognized net gains of $23,600. Additionally, we sold a tract of land during 2003 resulting in a gain of $36,000.

One additional Signature Inn and two additional Jameson Inns were classified as held for sale at December 31, 2003 and were recorded at the lower of cost or fair value less anticipated selling costs, resulting in an impairment of $710,000. During 2004, we may identify for disposition additional Inns which do not meet our investment criteria.

Our mailing address is: Jameson Inns, Inc., 8 Perimeter Center East, Suite 8050, Atlanta, Georgia 30346-1604. Our telephone number is: (770) 481-0305. Our website is located at www.jamesoninns.com.

Subsequent Developments

Relinquishment of Our REIT Status. Effective January 1, 2004, we relinquished our REIT status. As of that date, any distributions to common or preferred shareholders are not deductible for purposes of computing our taxable income and we are subject to income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, without offset for distributions of such income to our shareholders.

As a REIT, we were required to distribute at least 90% of our net taxable income annually in order to maintain our REIT qualification. No such minimum-distribution requirements apply to us beginning on January 1, 2004. The dividend paid on shares of our common stock has been suspended, for the foreseeable future, in favor of retaining earnings and cash flow. We plan to continue to pay dividends on our preferred stock.

With the relinquishment of our REIT status, we will be taxed under the general rules applicable to C corporations. Consequently, we could pay up to 35% of our taxable income in federal taxes and also pay applicable state taxes. As a C corporation, our distributions in respect of our stock will be taxed as dividends to the extent of our current and accumulated earnings and profits. Distributions in excess of our current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his stock, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long term capital gain if the shareholder has held our stock for more than one year). Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment is 15%. On the other hand, distributions to corporate shareholders may be eligible for the dividends received deduction, subject to certain limitations in the Internal Revenue Code, whereas distributions from REITs are not eligible for the dividends-received deduction.

The relinquishment of our status as a REIT is part of our strategic decision to improve our earnings and return on equity by deploying our available capital into debt repayment and hotel development and operations.

Since we are no longer subject to the restrictions under the Internal Revenue Code imposed upon REITs, we are now able to operate our properties ourselves.

Acquisition of Kitchin Hospitality. On January 2, 2004, we completed the acquisition of Kitchin Hospitality, LLC pursuant to a Membership Interest Purchase Agreement dated September 10, 2003 that we entered into with Thomas W. Kitchin, our chairman and chief executive officer, and members of his family including Craig Kitchin, our president and chief financial officer. As the consideration for Kitchin Hospitality, LLC, we issued 2,185,430 shares of our common stock and paid cash in the amount of $1.3 million. Subsequently, the previous owners of Kitchin Hospitality returned 32,064 shares based on the working capital target in the Membership Interest Purchase Agreement. Kitchin Hospitality is now our wholly owned subsidiary.

We will now operate all of our hotel properties. Kitchin Hospitality has historically paid the salaries of our employees and many of our other general and administrative expenses and we have reimbursed it for our share of those expenses. We terminated the cost reimbursement agreement and capital improvements agreement effective January 1, 2004. We will continue to manage two hotel properties that Kitchin Hospitality has been operating for third parties. We also will continue to receive licensing fees from the owners of eight inns that are operated as Jameson Inns. All of our current licensees bought their Jameson Inns from us.

Our acquisition of Kitchin Hospitality has eliminated the financial conflicts of interest that previously existed due to the ownership of Kitchin Hospitality by Thomas Kitchin and his family. Mr. Kitchin and his family will no longer realize any financial benefits from the operations of Kitchin Hospitality that are separate from their ownership interest in our capital stock.

Kitchin Hospitality had two subsidiaries that are engaged in the construction business. Kitchin Hospitality developed all of our new Jameson Inns opened since 1988 and built all of our expansions and performed all of the renovations on our Inns. On December 31, 2003, prior to our acquisition of Kitchin Hospitality, these construction subsidiaries were spun off from Kitchin Hospitality and transferred to its previous owners. Since the closing, we have not engaged, and our current intention is that we will not engage in the future, any businesses owned or controlled by the Kitchin family to provide to us any services or products.

Risk Factors

Risks Which are Specific to Jameson

The following risks relate specifically to the conduct of our business. You should also refer to the information under the heading Forward Looking Statements on page 1.

There are constraints on our future growth. In January 2003, we completed the expansion of one Inn in Tullahoma, Tennessee that was under construction at December 31, 2002. We have no immediate development or expansion growth plans. Our decision and our ability to expand in the future will depend on numerous factors, including those unique to us and those generally associated with overall hotel, real estate and general economic conditions. Those factors specific to us include our ability to:

•	manage our business in a cost-effective manner given the number and geographic dispersion of our Inns.

•	assess accurately the market demand for new Inns and expansions of existing Inns;

•	raise additional equity capital on acceptable terms;

•	secure construction and permanent financing to finance such development on terms and conditions favorable to us.

Some or all of the factors discussed above could preclude or at least delay any future development of new Inns and the expansion of existing properties. Similarly, the terms of financing available to us or the operating results of any new or expanded Inns could have a negative economic effect on us.

Our acquisition of Kitchin Hospitality and the operation of the Inns increases our financial risks. Prior to acquiring Kitchin Hospitality, we had only ten employees of Kitchin Hospitality perform services for us. Now that we have acquired Kitchin Hospitality, we will encounter the financial risks of its 2,000 employees and its operating and administrative expenses, as well as the legal and regulatory risks associated with operating hotel properties.

We will need to obtain additional debt financing on favorable terms. We will need to refinance amounts due under existing mortgage notes as they mature. We also may need to borrow funds to pay the costs of replacement and refurbishment of furniture, fixtures and equipment of the Inns. We are not certain that we will be able to obtain this financing, either through commercial borrowings or the issuance of corporate debt securities. If we are able to borrow needed funds, we may not be able to continue to meet our debt service obligations. To the extent that we cannot, we risk the loss of some or all of our assets, including the Inns, to foreclosure.

Interest rate increases will increase our cost of current and future debt. A significant portion of our indebtedness is subject to adjustable interest rates and is secured by a substantial number of our operating assets. We anticipate that our future borrowings will be at interest rates which adjust with certain indices. Therefore, our cost of financing will vary subject to events beyond our control. While interest rates have remained relatively steady in the past year, changes in economic conditions could result in higher interest rates which would increase debt service requirements on our floating rate debt. Adverse economic conditions could also cause the terms on which borrowings are available to us to be unfavorable. In those circumstances, if we needed capital to repay indebtedness, we could be required to sell one or more Inns at times which might not permit realization of the maximum return on our investment.

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

We could become more highly leveraged which would increase our debt service requirements and our risk of default. We currently have a policy of limiting our outstanding indebtedness for new construction, expansions and refinancings to 65% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. However, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our Board of Directors could change the current policies and we could become more highly leveraged. This would increase our debt service requirements and also the risk of us defaulting on our obligations. An increase in our debt service requirements could adversely affect our financial condition and results of operations.

Our lack of industry diversification makes us more vulnerable to economic downturns. We currently, and intend in the future to, invest only in Inns and billboards. This concentration of our investments in narrow segments of a single industry makes us more vulnerable to adverse effects of occurrences such as economic downturns. A weakness in the economy could have a more significant effect on the operation of the Inns and, therefore, on revenues and cash flow than if our investments were more economically diverse.

The Inns’ geographic concentration increases our risks from local and regional economic downturns and other events. All currently operating Jameson Inns are located in the Southeast and approximately 16% of our total rooms are located in Georgia (all of which are Jameson Inns). All Signature Inns are in the Midwest and approximately 20% of our total rooms are located in Indiana (all of which are Signature Inns). For the foreseeable future we will continue to have a concentration in those two regions of the country. This geographic concentration makes us more vulnerable to local and regional occurrences such as economic downturns, seasonal factors and natural disasters. Any of these could adversely affect our revenues and cash flow.

We rely heavily on the services of Thomas W. Kitchin. We have relied and expect to continue to rely heavily upon the services and expertise of Thomas W. Kitchin, our chairman and chief executive officer for strategic business direction. In addition, certain of our loan agreements provide for a default upon a change of management. The occurrence of any event which would cause us to lose the services of Mr. Kitchin could have a material adverse effect on us.

Shares issued under our stock incentive plans could dilute shareholders’ investments. We maintain certain stock option and stock grant plans to provide incentive compensation to our directors, officers and key employees. The availability for resale of shares of our common stock issued or issuable under our stock incentive plans may depress the market price of our common stock. In addition, to the extent stock options and other incentive awards which may be granted under our stock inventive plans vest and are exercised at prices below the net book value of our common stock, the resulting issuance of shares of our common stock will cause an immediate dilution of the interests of our other shareholders.

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

Our articles of incorporation also authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares so issued. Accordingly, our Board of Directors is authorized, without shareholder approval, to issue preferred stock with distribution, dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of shares of our common stock. Issuance of preferred stock could have the effect of delaying or preventing a change of control of Jameson even if a change of control were in our shareholders’ interest. To date, our Board has approved the issuance of the 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and the $1.70 Series S Cumulative Convertible Preferred Stock (“Series S Preferred Stock”).

We could make changes in our investment and financing policies which could adversely affect our financial condition and/or results of operations. Our Board of Directors determines our investment and financing policies and our policies with respect to certain other activities, including growth, debt capitalization, distributions and operating policies. Among other things, our Board of Directors could make financing decisions which could result in the creation of interests in Jameson and/or the Inns with priority over the interests of the shareholders, and/or make equity investments in concerns with debt superior to our equity interest. Our Board of Directors has no present intention to amend or revise these policies. However, our Board of Directors may do so at any time without the approval of the shareholders. A change in these policies could adversely affect our financial condition or results of operations.

With our change from a REIT to a C-corporation, we must pay federal and state income taxes on a corporate level which we did not have to pay as a REIT. A REIT generally is not taxed at the corporate level on income it distributes to its shareholders, so long as it distributes at least 90% of its taxable income and satisfies certain other technical and complex requirements. Since we relinquished our REIT status effective January 1, 2004, we are no longer allowed a deduction for distributions to shareholders in computing taxable income and are subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

With the relinquishment of our REIT status, investments in our capital stock will be taxed under the general rules applicable to investments in stock of C corporations. As a C corporation, our distributions in respect of our stock will be taxed as dividends to the extent of our current and accumulated earnings and profits. Distributions in excess of our current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his stock, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long term capital gain if the shareholder has held our stock for more than one year). Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment is 15%.

Risks of Hotel Investments Generally

The following are risks which affect hotel investments generally which could significantly affect our results of operations.

General economic and regulatory conditions in the hotel industry will affect our business. Our ownership and operation of the Inns are subject to varying degrees of risk generally inherent in the ownership and operation of real property and, in particular, hotels. Our ownership and operation of the Inns may be adversely affected by a number of factors, including:

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

We face significant competition and the supply of hotel rooms is growing faster than demand in certain markets in which Inns are located. A strong national economy and readily available debt and equity financing during the mid and late 1990s and early 2000s prompted the construction of a significant number of new hotels and motels in certain markets where we operate Inns. Demand for lodging in the travel industry, however, has generally not kept up with the growth in the supply of rooms. As a result, occupancy rates for hotels, including the Inns, have tended to decline, most notably after the September 11, 2001 terrorist attacks and ongoing geo-political conflicts. This condition may continue in the foreseeable future and may continue to have a negative impact on our results of operations. In addition, there are numerous hotels, including those that are part of major chains with substantial advertising budgets, national reservation systems, marketing programs and greater name recognition than we have, that compete with our Inns. Further, many of the Inns are located in smaller communities where the entry of even one additional competitor into the market may materially affect the financial performance of our Inn in that community. In some of the markets where our Inns are located, additional hotel rooms are currently under construction.

We incur significant renovation and refurbishment costs. Hotels in general, including the Inns, have an ongoing need for renovation and refurbishment. We have adopted a policy of maintaining sufficient cash or available borrowings to fund expenditures for replacement and refurbishment of furniture, fixtures and equipment for the Inns up to an amount equal to 4% of total aggregate room revenues since July 1, 1995, less the amounts actually expended since that date. However, our expenditures for these purposes have historically exceeded this amount.

We may not be adequately insured. The ownership and operation of hotel properties presents risks of liability resulting from injuries to guests and resulting litigation. We carry comprehensive liability, fire, extended coverage, rental loss and business interruption insurance covering all of the Inns with policy specifications and insured limits customarily carried for similar properties. However, our insurance coverage could be insufficient to fully protect our business and assets from all claims or liabilities, including environmental liabilities. Further, we may not always be able to obtain additional insurance at commercially reasonable rates, especially after the September 11, 2001 terrorist attacks. In the event that losses or claims are beyond the limits or scope of our insurance coverage, our business and assets could be materially adversely affected. In addition, certain types of losses (such as certain environmental liabilities) are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in the affected Inn, as well as anticipated future revenues from that Inn, while remaining obligated for any mortgage indebtedness or other financial obligations related to that Inn. Any such loss could have a material adverse effect on our financial condition and results of operations.

We must comply with the Americans with Disabilities Act. The Americans with Disabilities Act of 1990 (the “ADA”) requires that all public accommodations meet certain federal requirements related to access and use by disabled persons. If we were required to make modifications to comply with the ADA, our expenses could greatly increase. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages in private litigation.

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

Real estate investments, including the Inns, are typically illiquid. Equity real estate investments, including our investments in the Inns, are relatively illiquid. The illiquid nature of our investment in the Inns is further increased by the location of many of the Inns in smaller communities. As a result, our ability to sell or otherwise dispose of any Inn in response to changes in economic or other conditions may be limited.

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

The Master Leases

During 2003, we were a party to master leases with Kitchin Hospitality covering all of the Inns. As a REIT, we were unable to operate our own properties and thus, Kitchin Hospitality operated the Inns and paid us under the terms of the master leases. Effective January 1, 2004, we acquired Kitchin Hospitality and terminated our status as a REIT. We now receive the full benefits of profits that may be realized from the operation of the Inns.

Plans for 2004

Historically, our business plan has been to enhance stockholder value by increasing funds from operations and cash available for distribution by developing additional Inns, expanding existing Jameson Inns and participating, through the master leases, in increased room revenues generated through operation of the Inns by Kitchin Hospitality. For definitions, calculation of funds from operations and cash available for distributions, and related disclosures, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our long range plans still include developing additional inns and expanding existing Jameson Inns as suitable opportunities arise. We also continue to sell underperforming Jameson and Signature Inns which no longer meet our investment criteria. See Policies and Objectives with Respect to Certain Activities – Dispositions. During 2003 we sold one Jameson Inn and one Signature Inn which were mostly under-performing and which no longer met our investment criteria. At year end, three Inns were held for sale.

Since we have relinquished our REIT status and acquired Kitchin Hospitality, we plan to use the cash that would otherwise be paid out in dividends on our common stock and any additional cash flow resulting from our ownership of Kitchin Hospitality to pay down long-term indebtedness and to finance any expansion and renovation projects that we believe are appropriate.

We also continue to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, an offering of additional equity securities, entry into additional long-term debt financings, engaging in related lines of new business such as licensing or franchising the use of our trademarked names or operating hotel properties owned by third persons and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider these alternatives.

Internal Growth. Due primarily to anticipated increases in the demand for hospitality services projected by some industry experts and professional observers, we are focusing on increasing revenue per available room, or REVPAR, between one and five percent for 2004. We will benefit from increases in room revenues generated through increases in occupancy rates and average daily room rates or ADR of the Inns. We practice market-sensitive pricing, increasing and decreasing room rates at particular Inns as market conditions in the specific communities warrant or require. The Inns’ general managers receive a portion of their compensation based on achieving specified quarterly operating results.

Raising Equity Capital. We are currently considering raising equity capital through an offering of additional common stock as a means of reducing leverage and strengthening our balance sheet.

Development of New Inns. We believe that selective opportunities may still exist for the development of new Jameson Inns in certain markets in the southeastern United States. Although we have no current plans to begin new development of Jameson Inns, we will continue to evaluate opportunities as they arise in targeted communities. At December 31, 2003, we had no Inns under expansion.

We have entered into agreements with Best Western under which three Signature Inns are being operated as “Best Western-Signature Inns.” We may consider other re-flagging opportunities in the future although we have no obligation to do so.

Expansion of Existing Jameson Inns. We expanded one Jameson Inn in January 2003. We may consider expanding additional existing Jameson Inns if market conditions and other circumstances warrant although we currently do not have plans to do so in 2004. Since Jameson Inns built prior to 1999 were initially constructed with the office and lobby, swimming pool and fitness center on sites generally large enough for future expansions, the incremental cost per room of expansions is lower than for new Inn construction. Accordingly, we have expanded 44 Jameson Inns in markets that had strong room demand. Also, as compared to the development of new Inns, expansion of existing Jameson Inns has been a relatively lower risk growth strategy since we have an opportunity to assess local room demand and market trends based on our direct experience in developing and owning the existing hotel. We employ substantially the same strategy regarding possible expansion of our currently operating exterior-corridor Jameson Inns. The sites for new, interior-corridor Jameson Inns, however, and all of the current Signature Inn sites are fully developed and these properties cannot be expanded.

Sales and Marketing. In our marketing efforts, we will focus on local efforts directed to the business community in the city or town where the particular Inn is located. One of the key responsibilities of an Inn’s general manager is to make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of the sales call is to familiarize local business people with the Inn in their community and solicit their recommendation of the Inn to business travelers visiting communities where Inns are located, including both individual discretionary travelers as well as groups attending family or community events. We own 112 billboards and utilize other similar types of advertising and have our own call center with “800” numbers to facilitate reservations for the Inns. All Jameson Inns and Signatures have direct links to Global Distribution Systems (“GDS”) for reservations which also interface with major electronic reservation systems. This interface connects the Inns with travel agents nationally and internationally. In addition to billboard advertising which has been traditionally utilized and which we will continue to utilize, we place advertisements for the Inns in regional and special event publications and in newspapers. We also market the Inns through our website www.jamesoninns.com.

Competition. The hotel industry remains highly competitive. Each of our Inns is located in an area that has competing hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, ADR, and REVPAR of the Inns. Many of our Inns are located in cities and communities in which significant new hotel and motel development has occurred in recent years.

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

While we have not incurred any such costs in connection with our Inns or land parcels, we may be potentially liable for such costs. We are not aware of any potential material liability or claims for which we may be responsible. However, we cannot be certain that (1) there are no material claims or liabilities related to real property which we own; (2) future laws, ordinances or regulations will not impose any material environmental liability on us; or (3) the current environmental condition of the Inns will not be affected by their operations, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

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

Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that all existing Inns are substantially in compliance with these requirements and we intend to construct future Inns in accordance with such requirements as well. We have engaged disabilities consultants at various times to make recommendations regarding compliance of the Inns with the ADA. These consultants submitted reports recommending a number of improvements for access to and use by disabled persons with respect to certain of the Inns in operation, which improvements were made. We have also incorporated the consultants’ recommendations into the construction of new Jameson Inns and plan to do so in the future.

Employees

At December 31, 2003, prior to our acquisition of Kitchin Hospitality, we employed 10 persons who were also employees of Kitchin Hospitality. Under the cost reimbursement agreement between Jameson and Kitchin Hospitality, we reimbursed Kitchin Hospitality for the time and for other general and administrative costs that these shared employees spent on our business. For the year ended December 31, 2003, our reimbursement to Kitchin Hospitality totaled approximately $1,824,000. Due to our acquisition of Kitchin Hospitality, we now employ approximately 2,000 full- and part-time employees who are engaged in day-to-day operations of the Inns. None of our employees is represented by a union or labor organization, nor have our operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

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

Investment Objectives and Policies. Our investment objective is to improve our earnings and return on equity by deploying all of our available capital into debt repayment and hotel development and operations. We will seek to accomplish these objectives through the ownership and operation of the Inns, increases in the Inns’ room revenues and selective development and expansion of Inns. For related disclosures, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We currently intend to invest only in Inns (as well as our billboards), although we may also hold temporary cash investments from time to time pending investment. We may purchase or lease properties for long-term investment, expand and improve properties, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest.

Dispositions. During 2003, we sold one 41-room Jameson Inn and one 125-room Signature Inn. Two additional Jameson Inns and one additional Signature Inn were classified as held for sale at December 31, 2003. We may identify additional Inns to dispose of which do not meet our investment criteria. We do not expect the combined sales of these properties to result in a significant gain or loss.

Financing. Our policy has been to finance all of the costs of developing new Inns and expanding existing Inns. Indebtedness we incur may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We may also use the proceeds from any of our borrowings for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns. Most of our current mortgage indebtedness is with recourse to us. At December 31, 2003, we had outstanding an aggregate of approximately $213.8 million of mortgage debt. In addition, Kitchin Hospitality has a $1.5 million credit facility that Jameson has assumed and that has availability through the loan maturity in May 2004.

While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness for new construction, expansions and refinancings to 65% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. Our Board of Directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations.

We may attempt to raise additional equity capital for working capital purposes, the repayment of indebtedness or the redemption of our outstanding preferred stock. In the event we desire to raise additional equity capital, our Board of Directors has the authority, without stockholder approval, to issue additional shares of Jameson common stock or other capital stock of Jameson in any manner (and on such terms and for such consideration) it deems appropriate, including in exchange for property. Existing stockholders would have no preemptive right to purchase shares issued in any offering, and any such offering might cause a dilution of a stockholder’s investment in Jameson.

Working Capital Reserves. Our policy is to maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our Board of Directors determines to be adequate to meet normal contingencies in connection with the operation of our business and investments.

Policy Regarding Capital Expenditures. In July 1995, we adopted a policy of maintaining cash or sufficient access to borrowings equal to 4% of the Jameson Inns’ aggregate room revenues since July 1, 1995, less amounts actually spent from that date forward for capital expenditures. This policy extends to the Signature Inns acquired in May 1999. For the period July 1, 1995 through December 31, 2003, our actual expenditures for these purposes exceed these amounts as 4% of room revenues equal $21.5 million and we expended $37.6 million on items during that same period. The amount actually expended represents 7.0% of aggregate room revenue since July 1, 1995.

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

Conflicts of Interest. Because of Thomas W. Kitchin’s ownership of Kitchin Hospitality prior to January 2, 2004 and his position with Jameson, there were inherent conflicts of interest in the construction of new Jameson Inns and Signature Inns and the expansion, refurbishment and other capital expenditures relating to existing Inns by Kitchin Hospitality. It is our current intention that we will no longer enter into any contracts with any company owned by Thomas W. Kitchin. Conflicts of interest also existed in our dealings with Kitchin Hospitality under the master leases and under the cost reimbursement agreement between the two companies. These conflicts of interest were eliminated upon our acquisition of Kitchin Hospitality.

Under the rules of The Nasdaq National Market, transactions between us and one or more of our directors, officers, 5% shareholders or any member of such person’s immediate family, or between us and any other entity which a director has a financial interest must be approved by our audit committee or another independent body of the Board of Directors.

Taxation of Jameson

Prior to January 1, 2004, we were taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1994. We terminated our status as a REIT effective January 1, 2004 after approval by our shareholders. For a discussion of the current tax treatment compared to the treatment as a REIT, see “Subsequent Developments” above.

ITEM 2. PROPERTIES.

The Inns. The following tables set forth certain information about our 119 operating Inns at December 31, 2003. These Inns secure our mortgage debt in the amount of $213.8 million.

Jameson Inns

	Year Opened/ Expanded	Number Of Guestrooms
ALABAMA:
Albertville	1994	40
Alexander City	1994/1995	60
Arab	1995	40
Auburn	1997	40
Bessemer	1999/2000	60
Decatur	1996/1999	58
Eufaula	1996	40
Florence	1996/1996	63
Greenville	1996	40
Jasper	1997/1998	58
Oxford	1997/2002	60
Ozark	1995	39
Prattville	1998/1999	58
Scottsboro	1998/2001	60
Selma	1992/1995	59
Sylacauga	1997/2001	60
Trussville	1998/1999	60
Tuscaloosa (1)	1997/2002	60

Subtotal (18 Inns)		955

FLORIDA:
Crestview	2000	55
Jacksonville	2000	79
Lake City	1999	55
Lakeland	2000	67
Ormond Beach	2000	67
Palm Bay	2000	67

Subtotal (6 Inns)		390

GEORGIA:
Albany	1995/1996	62
Americus	1992/1993/1994	77
Bainbridge	1994/1995	60
Brunswick	1995/1996	59
Calhoun	1988/1994	59
Carrollton	1994/1995	59
Conyers	1996/1999	57
Dalton	1998/1999	59
Douglas	1995	40
Dublin (1)	1997	40
Fitzgerald	1994	40
Jesup	1990/1991	60
Kingsland	1998	40
LaGrange	1996/1998	56
Newnan	2000	67
Perry (3)	1998	40

	Year Opened/ Expanded	Number Of Guestrooms
Pooler	2000	55
Rome	1999	67
Thomaston	1990/1996	60
Thomasville(1)	1998	39
Valdosta	1995/1995	55
Warner Robins	1997	59
Waycross	1993/1996	60
Waynesboro	1996	40

Subtotal (24 Inns)		1,310

KENTUCKY
Richmond	2001	67

LOUISIANA:
Lafayette	2001	79
Shreveport	2001	67
W. Monroe	2002	67

Subtotal (3 Inns)		213

MISSISSIPPI:
Grenada	1999	39
Jackson	2000	67
Meridian(1)	1999/1999	59
Pearl	2000	67
Tupelo	1998/1998	60
Vicksburg	1999/1999	59

Subtotal (6 Inns)		351

NORTH CAROLINA:
Dunn	1998	40
Eden	1998	39
Forest City	1997/1998	59
Goldsboro	2000	67
Greenville	1998	40
Henderson	2000	67
Hickory	1998/1999	59
Laurinburg	1997	40
Lenoir(3)	1998	39
Roanoke Rapids	1998	39
Sanford	1997	40
Smithfield	1998	40
Wilson	1997	39
Wilmington	2001	67

Subtotal (14 Inns)		675

	Year Opened/ Expanded	Number Of Guestrooms
SOUTH CAROLINA:
Anderson	1993/1994	57
Cheraw	1995/1999	57
Duncan	1998	40
Easley	1995/2002	56
Gaffney	1995/1997	58
Georgetown	1996/2002	59
Greenwood	1995/1996	64
Lancaster	1995/2001	62
Orangeburg	1995/2001	56
Seneca	1996/2001	60

Subtotal (10 Inns)		569

TENNESSEE:
Alcoa	2001	67
Cleveland	1998/1999	60
Columbia	2000	55
Decherd	1997	40
Gallatin	1999/1999	59
Greenville	2000	55
Jackson	2000	67
Johnson City	1997	59
Kingsport	2000	55
Oak Ridge	1999	79
Tullahoma	1997	60

Subtotal (11 Inns)		656

VIRGINIA:
Harrisonburg	2000	67
Martinsville	2000	55

Subtotal (2 Inns)		122

JAMESON INN TOTAL (95 Inns)		5,308

Signature Inns

	Year Opened	Number Of Guestrooms
INDIANA:
Carmel	1997	81
Castleton	1983	125
Elkhart	1987	125
Evansville	1986	125
Fort Wayne	1982	102
Indianapolis East	1985	101
Indianapolis North	1981	137
Indianapolis West	1985	101
Kokomo(2)	1986	101
Lafayette	1983	121
Muncie	1984	101
South Bend	1987	123
Southport	1985	101
Terre Haute(4)	1987	150

Subtotal (14 Inns)		1,594

OHIO:
Cincinnati (North)(3)	1985	130
Columbus	1986	125
Dayton	1987	125

Subtotal (3 Inns)		380

KENTUCKY:
Louisville South	1988	119
Louisville East(2)	1997	119

Subtotal (2 Inns)		238

ILLINOIS:
Normal	1988	124
Peoria(2)	1988	124
Springfield(1)	1996	124

Subtotal (3 Inns)		372

IOWA:
Bettendorf	1989	119

TENNESSEE:
Knoxville	1989	124

SIGNATURE INN TOTAL (24 Inns)		2,827

COMBINED BRANDS (119 Inns)		8,135

(1)	Land is subject to a ground lease.
(2)	Inn co-branded as a Best Western/Signature Inn.
(3)	Property is held for sale at December 31, 2003.
(4)	Property has closed 75 rooms effective January 2004.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, a party to certain legal proceedings arising in the ordinary course of our business.

Our directors are defendants in the case captioned: Tammy Newman v. Jameson Inns, Inc. et al., Superior Court, DeKalb County, Georgia, which is a shareholder lawsuit seeking class action status and derivative status for claims based on our acquisition of Kitchin Hospitality, LLC. Plaintiff has also named Jameson Inns, Inc. as a nominal defendant. This case was settled by agreement of the parties for certain non-monetary actions we have agreed to take and a payment to the plaintiff’s attorneys for their legal fees in an amount to be approved by the court, not to exceed $175,000. We will also be required to pay costs of providing notice of the settlement to our shareholders, which are estimated to be approximately $25,000. We have incurred legal fees on behalf of both the company and our directors (as required under our indemnification agreements with those directors). We may incur additional fees as the case is still pending court approval. Our directors and officers liability insurance carrier has agreed to reimburse us for 50% of the costs of settling this case, not to exceed $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting on December 17, 2003. At the meeting, shareholders re-elected Robert D. Hisrich and Thomas J. O’Haren as the Class I directors whose term will expire in 2006. Dr. Hisrich and Mr. O’Haren received votes as follows:

	Votes for	Votes withheld	Broker non-votes
Robert D. Hisrich	9,671,406	1,197,947	0
Thomas J. O’Haren	10,003,068	866,284	0

Shareholders also (i) approved a proposal to relinquish our status as a REIT, (ii) approved the issuance of shares of common stock as consideration for the acquisition of all of the membership interests in Kitchin Hospitality pursuant to the Membership Interest Purchase Agreement dated as of September 10, 2003, (iii) approved the Jameson 2003 Stock Incentive Plan, and (iv) ratified the appointment of Ernst & Young LLP as independent auditors of Jameson for 2003. Shareholders did not approve the proposed amendments to our articles of incorporation to eliminate the common stock ownership restrictions necessitated by our status as a REIT. Also, shareholders did not approve a shareholder proposal to urge the board of directors to engage the services of a nationally recognized investment banker to explore the sale of the Company. The proposals received votes as follows:

	Votes for	Votes against	Abstentions	Broker non-votes
Proposal to relinquish our status as a REIT	4,658,705	1,844,142	142,830	4,223,675

Proposal to approve the issuance of shares of common stock as consideration for the acquisition of Kitchin Hospitality	4,545,731	1,965,316	134,631	4,223,675

Proposal to approve the Jameson 2003 Stock Incentive Plan	4,088,456	2,401,443	155,778	4,223,675

Proposal to ratify the appointment of Ernst & Young as our independent auditors	10,344,300	404,274	120,778	0

Proposal to approve amendments to our articles of incorporation to eliminate the common stock ownership restrictions necessitated by our status as a REIT	4,681,274	1,815,558	148,845	4,223,675

Shareholder proposal to urge the board of directors to engage the services of a nationally recognized investment banker to explore the sale of the Company	2,743,917	3,687,044	214,716	4,223,675

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol “JAMS.” As of March 15, 2004, there were approximately 3,700 holders of record of our common stock and, we estimate, approximately 9,900 beneficial holders of our common stock.

Comparative Per Share Market Price and Dividend Information

The following table sets forth the high and low sale prices for our common stock for the periods indicated. The prices are as reported on The Nasdaq National Market based on published financial sources. The table also sets forth the cash dividends paid per common share for the periods indicated below:

	Jameson Common Stock (JAMS)
	High	Low	Cash Dividends Per Share
2003
First Quarter	$2.78	$1.87	$.05
Second Quarter	$3.50	$2.06	$.05
Third Quarter	$3.45	$2.36	$.05
Fourth Quarter	$3.00	$2.15	—

2002
First Quarter	$5.10	$3.30	$.05
Second Quarter	$4.20	$2.95	$.05
Third Quarter	$3.72	$1.85	$.05
Fourth Quarter	$3.29	$2.00	$.05

We anticipate that we will no longer pay dividends on our common stock, at least for the foreseeable future. We plan to continue paying the dividends on our outstanding preferred stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	365,000	$5.80	1,098,330(1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	365,000	$5.80	1,098,330

(1)	The number of securities available for issuance under the Jameson 2003 Stock Option Plan is 1,000,000 initially. The number may increase automatically under the plan by no more than 100,000 shares, but such increase will only occur if there is an increase in the number of our shares of common stock outstanding other than by reason of the issuance of shares under the plan.

Issuance of Unregistered Securities

On January 2, 2004, we issued 2,185,430 shares of common stock and paid $1.3 million in cash to acquire all of the membership interests in Kitchin Hospitality. Subsequently, we made an adjustment to the number of shares pursuant to the terms of the purchase agreement so that 32,064 shares were returned to us by the owners of Kitchin Hospitality. Kitchin Hospitality was the operator of our Inns. The consolidated financial statements and notes of Kitchin Hospitality are included in this report.

The issuance of the shares of stock issued to the owners of Kitchin Hospitality in the transaction was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof. The persons receiving the shares are sophisticated investors who are able to evaluate the risks of an investment in these securities, have the financial wherewithal to bear the financial risks of the investment and have had access to all material information regarding us.

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

Historical financial and operating information includes all Inns owned by us, including both those under development as well as operating Inns; however, due to our development of new Jameson Inns, expansion of existing Jameson Inns, and sale of certain Inns, certain information may not be comparable between periods. Historical financial and operating information includes all Signature Inns owned by us. See Item 2. Properties. The information for the year ended December 31, 1999 assumes the Signature Inns were operated by Kitchin Hospitality for the entire year. Historical operating results, including net income, may not be comparable to future operating results.

JAMESON INNS, INC.

SELECTED FINANCIAL INFORMATION

(dollars in thousands, except per share data, ADR and REVPAR)

	December 31
	2003	2002	2001	2000	1999
Balance Sheet Data:

Investment in real estate	$382,781	$385,959	$381,749	$372,415	$320,960

Net investment in real estate	$297,116	$315,183	$328,347	$334,091	$296,583

Total assets	$309,272	$326,507	$339,361	$346,725	$322,852

Total mortgage debt	$213,822	$222,820	$227,063	$207,145	$173,958

Stockholders’ equity	$90,068	$98,868	$106,615	$126,741	$136,303

	Year Ended December 31
	2003	2002	2001	2000	1999
Financial Data:

Lease revenues	$40,951	$40,786	$41,531	$40,795	$32,827
Expenses:
Depreciation	17,379	19,127	18,802	13,794	9,654
Property and other taxes and insurance expense	6,458	5,317	5,069	4,284	2,965
General and administrative expenses	2,846	2,367	1,660	1,405	1,131
Loss on disposal of furniture and equipment	—	—	—	—	755
Amortization of offering costs	—	—	—	176	100
Cost of acquisition	1,605	—	—	—	—
Early extinguishments of debt	211	62	341	88	—
Loss on impairment of real estate	600	—	2,110	—	—

Income from operations	11,852	13,913	13,549	21,048	18,222
Interest expense, net of amounts capitalized	12,577	14,436	18,197	14,099	7,776
Other expense (income)	2	(2)	(33)	(48)	(99)

(Loss) income before discontinued operations and gain on sale of assets	(727)	(521)	(4,615)	6,997	10,545
Gain on sale of real estate	36	435	1,100	283	—

(Loss) income from continuing operations	(691)	(86)	(3,515)	7,280	10,545
Discontinued operations including gain on sale and loss on impairment	(174)	822	447	511	225

Net (loss) income	(865)	736	(3,068)	7,791	10,770
Preferred stock dividends	6,669	6,668	6,669	6,696	5,387

Net (loss) income attributable to common stockholders	$(7,534)	$(5,932)	$(9,737)	$1,095	$5,383

Per Common Share Data:

Basic and diluted (loss) income before discontinued operations	$(.06)	$(.01)	$(.31)	$.66	$1.00

Net loss (income) – basic and diluted	$(.67)	$(.53)	$(.87)	$.10	$.51

Dividends paid	$.15	$.20	$.98	$.98	$.97

	2003	2002	2001	2000	1999
Cash Flow Data:

Cash flow provided by operating activities	$17,569	$17,627	$16,496	$35,966	$22,484
Cash flow used in investing activities	$(683)	$(5,265)	$(16,923)	$(50,418)	$(40,464)
Cash flow (used in) provided by financing activities	$(17,904)	$(13,338)	$1,564	$14,063	$19,056

	Year Ended December 31
	2003	2002	2001	2000	1999
Other Data:
Funds from operations(1)	$10,043	$13,237	$8,877	$15,752	$16,558

	2003	2002	2001	2000	1999
Jameson Inns:

Occupancy rate	54.3%	53.7%	54.8%	57.1%	60.0%

ADR	$58.30	$58.09	$56.52	$54.92	$53.05

REVPAR	$31.65	$31.18	$30.99	$31.34	$31.84

Room nights available	1,945,545	1,949,961	1,939,578	1,688,485	1,485,849

Operating Inns (at period end)	95	96	98	104	88

Rooms available (at period end)	5,308	5,329	5,304	5,300	4,241

	2003	2002	2001	2000	1999 (2)
Signature Inns:

Occupancy rate	41.6%	41.9%	48.2%	55.9%	57.9%

ADR	$61.40	$63.78	$62.89	$64.81	$63.41

REVPAR	$25.55	$26.72	$30.30	$36.21	$36.73

Room nights available	1,035,480	1,082,331	1,113,615	1,116,674	1,116,555

Operating Inns (at period end)	24	25	26	26	26

Rooms available (at period end)	2,827	2,952	3,051	3,051	3,051

(1)	We believe this supplemental “non-GAAP” measure of operating performance is meaningful but should not be considered an alternative to generally accepted accounting principles. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. definition from their White Paper issued in April 2002. FFO has been calculated as net income attributable to common stockholders before depreciation expense and gains or losses on disposal of depreciable real estate assets. However, this information may not be comparable to similarly titled measures presented by other companies. For a reconciliation of our FFO to our GAAP results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Funds from Operations and EBITDA – Supplemental Non-GAAP Information.”

(2)	Assumes that the Signature Inns were owned as of January 1 of 1999. The Signature acquisition occurred on May 7, 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered in conjunction with our historical consolidated financial statements and those of Kitchin Hospitality and the respective accompanying notes which are included elsewhere in this report. This discussion includes forward-looking statements about our business which are based on certain current expectations and assumptions that are subject to change due to risks and uncertainties. Actual results could materially differ due to factors which are discussed in “Forward Looking Statements” and “Risk Factors” elsewhere in this report.

Overview

From 1994 through December 31, 2003, we were a Real Estate Investment Trust (REIT) for federal income tax purposes. On January 2, 2004, we acquired Kitchin Hospitality, LLC and relinquished our status as a REIT. With the closing of the acquisition, Kitchin Hospitality became our wholly owned subsidiary and we now both own and operate our Inns. As of December 31, 2003, we owned 95 Jameson Inn hotels and 24 Signature Inn hotels, all of which were classified as being within the economy and mid-scale segments of the lodging industry. We did not purchase or build any hotels in 2003, but we did expand one existing Jameson Inn in January 2003. During 2003, all of our hotels were leased to Kitchin Hospitality, LLC under certain master leases pursuant to which we received rental payments, which were our only substantive source of revenues. In addition to our ownership of our hotels, we also own billboards and other related assets. The billboards were leased to Kitchin Hospitality, LLC and to other parties, and the rental revenues were our sole source of revenue from these properties.

Although room revenues in 2003 were earned by our lessee, Kitchin Hospitality, not by us, they are the basis upon which the percentage rent earned by us until December 31, 2003 (under the master leases) was determined. Room revenues in 2003 were affected by a number of factors, including a weak economy generally, reduced business and leisure travel, the conflict in Iraq, terrorist threat assessments and national security alert levels, regional and local economic factors, the retail price of oil and gasoline, oversupply of rooms in specific markets, the effects of penetration over the last several years by competitors into certain secondary and tertiary markets in which we have historically operated and direct competition as to room rates. In 2004, room rental revenues will be received directly by us, and we will bear all of the hotel operating and administrative costs and expenses. These revenues and expenses were previously received and incurred by Kitchin Hospitality. As a result of our relinquishment of our status as a REIT in 2004, we are now a tax paying entity and are no longer entitled to a deduction for dividends and other distributions to our stockholders.

Key Performance Indicator

The master leases provided for the payment by Kitchin Hospitality to us of base rent and percentage rent. For the year ended December 31, 2003, we earned a combined base rent and percentage rent in the aggregate amount of $28.0 million from the Jameson Inns master leases and $13.4 million from the Signature Inns master leases. The principal determinant of percentage rent under the master leases was the room revenues of our Inns. The primary financial indicator of our performance is our REVPAR (revenue per available room) and the factors contributing to it, such as our occupancy rate and our average daily room rate. Control of our operational and administrative expenses will also be an important aspect or our business since we are now operating our Inns, but many of the operational expenses will vary in proportion to the number of rooms that we operate. Thus, we believe that the results of our efforts to grow REVPAR will be the single-most important factor in determining our future financial performance.

Based on information from several observers of our industry and our recent experience, we expect demand for hospitality services to increase during 2004. As a result, we expect REVPAR growth of between 1% and 5% in 2004 due primarily to an expected increase in business travel. Our hotels, along with the other lodging companies, were negatively impacted in 2003 due to the weak economy in the first-half of the year.

Management’s Priorities

Our highest priority for 2004 is REVPAR growth. In addition, for 2004, our other principal priorities include the strengthening of our balance sheet and the re-branding of our Signature Inn hotels. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, redemption of our preferred stock, entry into additional long-term debt financings, engaging in related lines of new business, such as licensing or franchising the use of our trademarked names or operating hotel properties owned by third persons and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or franchising of the brand.

Results of Operations

The following table shows certain historical financial and other information for the years indicated.

	Year Ended December 31
	2003	2002	2001
Combined Jameson and Signature Brands
Occupancy rate	49.9%	49.5%	52.4%
ADR	$59.20	$59.81	$58.66
REVPAR	$29.53	$29.59	$30.74
Room rentals (000s)(1)	$86,085	$88,481	$92,254
Other Inn revenues (000s)(1)	$4,795	$4,660	$4,321
Room nights available	2,981,025	3,032,292	3,053,193
Operating Inns (at period end)	119	121	124
Rooms available (at period end)	8,135	8,281	8,355

(1)	Including amounts related to discontinued operations.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

For fiscal 2003, we earned base rent and percentage rent in the aggregate amount of $41.0 million compared with $40.8 million for 2002. This relatively flat result was due to a slight increase in our overall occupancy rate, which was mostly offset by slight decreases in our average daily rate and number of available rooms in 2003 (due, in the latter case, to the sales of one Signature Inn and one Jameson Inn, offset by the addition of one new Jameson Inn expansion during 2003). Billboard revenues also were essentially flat for 2003. We believe that the weak economy and the lingering effects of terrorist actions world-wide continued to negatively impact us and our industry in general during 2003.

Our property and other taxes and our insurance expenses in 2003 increased a total of $1.1 million, or 21%, compared to 2002 primarily due to increased rates and premiums in 2003 and the effects of a one-time reduction in our franchise taxes in 2002 resulting from a $197,000 refund.

Our depreciation expense decreased to $17.4 million from $19.1 million in 2002 due primarily to the decrease in capital additions in recent years.

Our general and administrative expense includes an allocation of salary, office overhead and other general and administrative costs of the corporate office. We share employees and office space with Kitchin Hospitality. Our general and administrative expenses for 2003 increased to $2.8 million from $2.4 million in 2002 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s. For 2004 and future years, all of the general and administrative expense historically incurred by Kitchin Hospitality will be reported by us on a consolidated basis with the expenses incurred by us, so there will be no similar allocations in the future.

We incurred acquisition expenses of approximately $1.6 million consisting of professional fees (investment banking, legal, and accounting) in connection with our acquisition of Kitchin Hospitality, LLC and a shareholder lawsuit settlement in 2003. We do not anticipate any further acquisition expenses directly related to this acquisition or shareholder lawsuit settlement in 2004. The purchase consideration of the acquisition of $7.3 million, together with the excess of liabilities assumed over assets acquired of $1.7 million, will be expensed in January 2004 as lease termination costs.

During 2003 we experienced a positive net impact on our earnings of approximately $59,000 as a result of the sale of two Inns and a tract of land, compared with a net gain of approximately $568,000 upon the sale of five Inns, and a tract of land in 2002.

Our interest expense decreased from $14.4 million in 2002 to $12.6 million in 2003. This was the result of the weighted average interest rate on our debt of 5.5% during 2003 compared to 6.1% during 2002. Our net principal balance of our outstanding debt was reduced $9.0 million during 2003.

Our income from discontinued operations, before impairment charges and gains on disposal, decreased slightly to $512,000 in 2003 compared to $690,000 in 2002. We report as discontinued operations assets held for sale and assets sold in the current period. Discontinued operations for 2003 also include a $710,000 impairment charge related to two Inns held for sale at December 31, 2003.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

For fiscal 2002, we earned base rent and percentage rent in the aggregate amount of $40.8 million. Our lease revenue for 2002 decreased $745,000 as compared to 2001 due to the following factors:

•	Lease revenues earned from the Signature Inns decreased $733,000 in 2002 versus 2001 due to a decline in occupancy rate, as well as a slight decrease of room nights available in 2002 as a result of the sale of one Signature Inn during 2002. In 2002, all that was earned from the Signature Inns was base rent. Lease revenues earned from the Jameson Inns increased $20,000 due to a slight increase in the average daily rate compared to 2001, offset somewhat by a decline in the occupancy rate. One new Jameson Inn was opened in 2002, and five new Jameson Inns were opened during 2001. The increase in the number of rooms due to the opening of new Inns was offset partially by the sale of three Jameson Inns during 2002. Additionally, lease revenue earned from billboards decreased $32,000 in 2002 due to the sale of certain billboards in connection with Inn sales during 2001 and 2002.

•	A soft U.S. economy during 2002 along with the continuing effect of the September 11, 2001 terrorist attacks negatively impacted travel and demand for hotel rooms generally.

Our property and other taxes expenses totaled $3.9 million in 2002, compared with $4.1 million for 2001. The decrease of $252,000 is attributable primarily to a $197,000 refund received in 2002 that resulted in a one-time reduction of expense in 2002, as property taxes were relatively flat compared to 2001.

Our insurance expenses totaled $1.4 million in 2002, compared with $931,115 for 2001. The increase is attributable to increased costs associated with the year end 2001 renewal of our property and liability insurance which was adversely affected by the impact to the insurance markets of the September 11, 2001 terrorist attacks.

Our depreciation expense remained relatively constant at $19.1 million compared to $18.8 million in 2001. Our net operating Inns decreased by three but this was offset by the depreciation of several Inn expansions and capital expenditures on the Inns.

Our general and administrative expenses include an allocation of salary, office overhead and other general and administrative costs of the corporate office. We shared employees and office space with Kitchin Hospitality. Our general and administrative expenses for 2002 increased to $2.4 million as compared to $1.7 million in 2001 due to additional time spent by shared employees in our business matters as compared to Kitchin Hospitality’s, and an increase in other professional fees.

During 2002 we experienced a positive net impact on our earnings of approximately $568,000 with respect to properties sold. This was comprised of a net gain of $559,000 upon the sale of four Inns, and a net gain of $9,000 in connection with the sale of a tract of land. During 2001 we experienced a negative net impact on our earnings of approximately $1,011,000 with respect to properties sold or held for sale. This consisted of a $2,110,000 impairment loss related to seven Inns, a net gain of $903,000 upon the sale of five other Inns, and a net gain of $196,000 in connection with the sale of a tract of land.

Our interest expense decreased from $18.2 million in 2001 to $14.4 million in 2002. This was the result of the weighted average interest rate on our debt of 6.1% during 2002 compared to 8.3% during 2001. Our net principal balance of our outstanding debt was reduced $4.2 million during 2002.

Our income from discontinued operations, before gains on disposal, increased to $690,000 in 2002 compared to $447,000 in 2001. We now report as discontinued operations assets held for sale and assets sold in the current period.

Funds from Operations and EBITDA – Supplemental Non-GAAP Information

We believe FFO and EBITDA to be meaningful non-GAAP measures of operating performance. However, they should not be considered alternatives to accounting principles generally accepted in the United States. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. definition. FFO has been calculated as net income attributable to common stockholders before depreciation expense and gains or losses on disposal of depreciable real estate assets. However, FFO as presented in this table may not be comparable to similarly titled measures presented by other companies.

EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization. Restructuring and other special items and gains and losses on asset dispositions and impairments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. We consider EBITDA to be one measure of the cash flows from our operations before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors and lenders in analyzing performance. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net loss available to common stockholders	$(7,534)	$(5,932)	$(9,737)
Depreciation expense(1)	17,601	19,727	19,517
Gain on disposal of real estate	(24)	(558)	(903)

Funds from operations (FFO)	10,043	13,237	8,877
Loss on impairment of real estate(1)	1,310	—	2,110
Costs of acquisition	1,605	—	—
Early extinguishments of debt	211	62	341
Interest expense(1)	12,894	14,937	18,864
Preferred dividends	6,669	6,668	6,669

EBITDA	$32,732	$34,904	$36,861

(1)	Including amounts related to discontinued operations.

Liquidity and Capital Resources

Historically, as a REIT, we were required to distribute to stockholders at least 90% of our taxable income, excluding net capital gains. The termination of our status as a REIT eliminated this requirement, beginning in 2004. However, by relinquishing our status as a REIT, we are subject to payment of income taxes. In addition, due to the acquisition of Kitchin Hospitality, LLC on January 2, 2004, we are now exposed to greater business risks, including the seasonal cash flow related to the operation of hotels.

Sources and Uses of Cash. Our net cash provided by operations was $17.6 million in 2003. Our other principal sources of liquidity are:

•	existing cash on hand of $3.55 million at December 31, 2003,

•	the remaining availability under the line of credit ($3.5 million at December 31, 2003),

•	proceeds from the refinancing of Inns with increased borrowing capacity, and

•	net proceeds from the sale of Inns and land held for sale.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements including the payment of preferred dividends and other operating expenses.

Our net cash used in investing activities for 2003 totaled $683,000. We received net cash proceeds totaling $3.7 million from the sale of two Inns and a parcel of land. Proceeds from these asset sales were primarily used to retire debt. We had an agreement to sell three Inns at December 31, 2003 that closed during the first quarter of 2004, and we may sell additional Inns in the future. Additions to property and equipment totaled $4.2 million for 2003 as compared to $12.5 million in 2002. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns of approximately $4.0 million for 2003 compared to $6.9 million for 2002. We plan to spend $4.4 million during 2004 on refurbishment and renovation projects of existing Inns. These expenditures exceed our minimum policy of 4% of Inn room revenues, which we commit to spend for capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at our Inns. These capital expenditures are funded from operating cash flow, net proceeds from the disposition of under-performing hotels and possibly additional borrowings. We anticipate this trend to continue during 2004 as we refurbish our existing Inns to ensure their competitiveness in the market. These capital expenditures are in addition to amounts spent on normal repairs and maintenance expense.

Our net cash used in financing activities during 2003 totaled $17.9 million. This amount included the payment of dividends to common and preferred shareholders of $8.5 million, net proceeds from our dividend reinvestment plan of $111,000, proceeds from mortgage notes net of repayments and related deferred finance costs of $446,000, and scheduled long-term debt payments of $10.0 million. We have historically financed construction of new Jameson Inns entirely with bank borrowings. We continue to consider possible additional long-term debt or equity financing that would be available to fund any future development activities.

Debt Structure. At December 31, 2003 the Company had total indebtedness of $213.8 million compared to $222.8 million at December 31, 2002. Of that, approximately $197.1 million is variable rate debt adjustable during 2004 as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
January 2004	$40.3	4.8%
February 2004	16.4	5.1%
March 2004	4.7	4.5%
April 2004	39.9	4.5%
May 2004	3.2	4.2%
July 2004	47.9	5.2%
September 2004	4.4	7.5%
October 2004	22.2	5.2%
Adjusts Daily	18.1	3.4%

Total	$197.1

During 2003 the weighted average interest rate on our debt was 5.5% compared to 6.1% during 2002. We anticipate full year 2004 required principal repayments of approximately $10.5 million.

We have $28.0 million of scheduled principal payments and maturing loans for 2004 including letters of credit aggregating $6.2 million that expire on December 31, 2004 which are secured by two of our Signature Inns at December 31, 2003. This excludes $1.9 million that will be repaid upon the closing of the sale of two of our Inns in early 2004. In addition, we have classified a $4.4 million mortgage secured by one Signature Inn in the 2004 scheduled aggregate principal payments as we are in violation of a debt service coverage ratio loan covenant. Based on our discussions with representatives of the lender, we anticipate the lender will amend this covenant or provide a waiver of this technical violation in early 2004. There are nine other mortgage loans, along with our line of credit, which mature during 2004. We expect to be able to make our regularly scheduled debt payments out of our available cash flow. We also expect to refinance with the same lenders those loans that are scheduled to mature in 2004. Based on our preliminary discussions with these lenders we believe we will be successful in obtaining replacement financing at renewal terms satisfactory to us.

Contractual Obligations

The table below summarizes our significant contractual obligations and commitments as of December 31, 2003:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Long-Term Debt Obligations	$213,822,118	$29,963,297	$96,476,604	$39,385,202	$47,997,015
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	8,440,272	1,338,901	1,024,787	809,142	5,267,442
Purchase Obligations	—	—	—	—	—

Total	$222,262,390	$32,302,198	$97,501,391	$40,194,344	$53,264,457

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited Kitchin Hospitality, and may in the future limit us, in the ability to raise rates in the face of inflation.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets; if actual conditions differ from those in our assumptions, the actual results of each asset’s actual future operations could be significantly different from the estimated results we used in our analysis. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. In 2003 and 2001, we recognized, $1.3 million and $2.1 million, respectively, of impairment losses. We did not recognize any impairment losses during 2002. In the event assumptions used to perform our review are inappropriate, the carrying value of these properties and our operating results would be misstated.

Overhead Allocation from Kitchin Hospitality

Kitchin Hospitality operates all of our Inns and pays all of our salaries and administrative overhead expenses pursuant to the Cost Reimbursement Agreement. The overhead allocation pursuant to the Cost Reimbursement Agreement involves a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged us $1,824,000, $1,574,000, and $875,000 in 2003, 2002 and 2001, respectively of allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement. We expensed approximately $1,824,000, $1,398,000 and $806,000 of the allocated costs in 2003, 2002 and 2001, respectively. The remainder represented capitalizable property and equipment costs. Historically, a significant portion of the overhead expense was charged by Kitchin Hospitality for the development of new Inns. In the event that the assumptions used to determine the overhead allocation were incorrect, we would not expense an appropriate amount for such services. As a result of our acquisition of Kitchin Hospitality in January of 2004, we will report in the future all of the salaries and administrative overhead incurred by us and all of our subsidiaries on a consolidated basis.

Investment in Real Estate Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life. These assessments have a direct impact on our operating results. The estimated useful lives of our assets by class are as follows:

Land Improvements	15 years
Buildings	31.5-39 years
Furniture, fixtures and equipment	3-5 years
Billboards	10 years

In the event that management uses inappropriate useful lives or methods for depreciation, our operating results would be misstated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our existing indebtedness is subject to adjustable interest rates primarily with twelve month interest rate readjustment dates, and is secured by our Inns and billboards. Because of the current cost and relative unavailability of fixed interest rate long-term financing, we anticipate that the majority of our future borrowings will continue to be at interest rates which adjust with certain indices. Therefore, our costs of financing our floating rate debt may increase subject to events beyond our direct control. Our variable rate debt consists primarily of individual property mortgages that adjust one time per year at varying dates for a twelve month period following the interest rate adjustment date. A hypothetical 100 basis point change on January 1, 2003 in the indices underlying our floating rate debt would have changed our annual interest expense by approximately $2.0 million based on the weighted average borrowings subject to variable rates during 2003. However, the actual annual impact to interest expense would have been less than $2.0 million due to the various annual interest rate readjustment dates of our variable rate debt. We expect to selectively obtain financial instruments, including interest rate cap agreements, to limit our exposure to increases in short term interest rates.

Additional information regarding this, to the extent that it is relevant to our business, is included in Item 1 of this report under the caption “Risk Factors - Interest Rate Increases Could Increase Our Cost of Current and Future Debt” and in Item 7 under the caption “Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-K are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the headings “Proposal One — Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Principal Shareholders and Security Ownership of Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Ratification of Appointment of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(3) The following exhibits are filed as part of this Annual Report or incorporated herein by reference:

Exhibit Number		Description

2.1	—	Membership Interest Purchase Agreement for the purchase of Kitchin Hospitality, LLC dated September 10, 2003 and incorporated by reference to Schedule 14A filed December 8, 2003

3.1	—	Amended and Restated Articles of Incorporation of the Registrant, as further amended through May 6, 1999, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001

3.2	—	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1	—	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2	—	Specimen certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No.000- 23256)

4.3	—	Specimen certificate of $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

10.1	—	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2	—	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3	—	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4	—	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5	—	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6	—	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7	—	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8	—	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9	—	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10	—	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11	—	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12	—	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13	—	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14	—	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15	—	Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.16	—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.17	—	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.18	—	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.19	—	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20	—	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21	—	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22	—	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.23	—	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.24	—	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.25	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.26	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.27	—	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.28	—	Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

10.29	—	Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.30	—	Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.31	—	Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.32	—	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.33	—	Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia Inn incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

10.34	—	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.35	—	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns, Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.36	—	Schedule of documents substantially similar to Exhibit 10.35 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.37	—	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.38	—	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.39	—	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.40	—	Schedule of documents substantially similar to Exhibit 10.39 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.41	—	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.42	—	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.43	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.44	—	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.45	—	Schedule of documents substantially similar to Exhibit 10.38 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.46	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.48	—	Employment Contract with Thomas W. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(4) to the Schedule TO filed on March 20, 2002

10.49	—	Employment Contract with Craig R. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(5) to the Schedule TO filed on March 20, 2002

10.50	—	Employment Contract with William D. Walker dated November 29, 2001 incorporated by reference to Exhibit 99(d)(6) to the Schedule TO filed on March 20, 2002

10.51	—	Employment Contract with Steven A. Curlee dated November 29, 2001 incorporated by reference to Exhibit 99(d)(7) to the Schedule TO filed on March 20, 2002

10.52	—	Employment Contract with Martin D. Brew dated November 29, 2001 incorporated by reference to Exhibit 99(d)(8) to the Schedule TO filed on March 20, 2002

10.53	—	Capital Improvement Contract between Jameson Inns, Inc. and Kitchin Development & Construction Company, LLC (a wholly owned subsidiary of KH, LLC) dated August 2, 2002 for capital improvement work on Jameson Inns and Signature Inns incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.54	—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Development and Construction Company, LLC ( a wholly owned subsidiary of KH, LLC) dated August 2, 2002 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.55	—	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

21.1	—	Subsidiaries of the Registrant

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Four reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

On September 17, 2003, the Company filed an 8-K reporting that on September 17, 2003 Jameson Inns, Inc. issued a press release announcing the third quarter dividends on its two series of preferred shares.

On November 17, 2003, the Company filed an 8-K to report that it had been served as a nominal defendant in a lawsuit against its directors alleging that the consideration to be paid by the Company in connection with its proposed acquisition of Kitchin Hospitality, LLC constituted a gross waste of corporate assets and a breach of fiduciary duty and alleging that the preliminary proxy statement contained misrepresentations and omissions of material facts.

On December 18, 2003, the Company filed an 8-K reporting that on December 18, 2003 Jameson Inns, Inc. issued a press release announcing the fourth quarter dividends on its two series of preferred shares.

On December 22, 2003, the Company filed an 8-K reporting that December 22, 2003 Jameson Inns, Inc. issued a press release announcing the result of the voting at its annual shareholder meeting and the resolution of the pending shareholder lawsuit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 18, 2004.

JAMESON INNS, INC.

By:	/s/ Craig R. Kitchin
Craig R. Kitchin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Thomas W. Kitchin	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer)	March 18, 2004
Thomas W. Kitchin

/s/ Craig R. Kitchin	President and Chief Financial Officer (principal financial officer)	March 18, 2004
Craig R. Kitchin

/s/ Martin D. Brew	Treasurer and Chief Accounting Officer (principal accounting officer)	March 18, 2004
Martin D. Brew

/s/ Robert D. Hisrich	Director	March 18, 2004
Robert D. Hisrich

/s/ Michael E. Lawrence	Director	March 18, 2004
Michael E. Lawrence

/s/ Thomas J. O’Haren	Director	March 18, 2004
Thomas J. O’Haren

Report of Independent Auditors

The Board of Directors and Stockholders

Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 4 and 8, in 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 20, 2004,

    except for Note 3, as to which the date is

    March 1, 2004

Jameson Inns, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2003	2002
Assets
Operating property and equipment	$378,499,689	$383,514,505
Property and equipment held for sale	4,281,626	2,444,950
Less accumulated depreciation	(85,665,125)	(70,776,574)

	297,116,190	315,182,881

Cash	3,549,083	3,832,477
Restricted cash	1,642,038	1,449,825
Receivable from affiliate	3,252,659	1,489,814
Deferred finance costs, net	2,227,570	2,823,741
Other assets	1,483,960	1,728,709

	$309,271,500	$326,507,447

Liabilities and Stockholders’ Equity
Mortgage notes payable	$213,822,118	$222,820,439
Accounts payable and accrued expenses	1,102,614	282,252
Accrued interest payable	968,627	1,037,792
Accrued property and other taxes	1,642,831	1,831,285
Preferred stock dividends payable	1,667,612	1,667,197

	219,203,802	227,638,965
Stockholders’ Equity:
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 11,928,341 shares (11,862,984 in 2002) issued and outstanding	1,192,835	1,186,298
Contributed capital	92,701,662	101,125,909
Deferred compensation	(2,330,144)	(2,812,344)
Retained deficit	(4,960,882)	(4,095,608)

Total Stockholders’ Equity	90,067,698	98,868,482

	$309,271,500	$326,507,447

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31
	2003	2002	2001
Lease revenue (primarily from affiliate)	$40,950,725	$40,785,946	$41,531,051

Expenses:
Property and other taxes	4,549,763	3,885,985	4,137,954
Insurance	1,908,293	1,430,682	931,115
Depreciation	17,378,652	19,127,443	18,802,253
General and administrative expenses	2,845,892	2,366,454	1,659,421
Cost of acquisition	1,605,000	—	—
Loss on impairment of real estate	600,000	—	2,110,000
Early extinguishments of debt	211,009	62,153	341,081

Total expenses	29,098,609	26,872,717	27,981,824

Income from operations	11,852,116	13,913,229	13,549,227
Interest expense	12,576,810	14,437,319	18,196,899
Other expense (income)	2,301	(2,332)	(32,592)

Loss before discontinued operations and gain on sale of assets	(726,995)	(521,758)	(4,615,080)
Gain on disposal of real estate	—	426,141	902,791
Gain on sale of land	35,921	9,205	196,728

Loss from continuing operations	(691,074)	(86,412)	(3,515,561)
Discontinued operations:
Income from discontinued operations	512,224	690,094	446,944
Loss on impairment of discontinued operations	(710,000)	—	—
Gain on sale of discontinued operations	23,576	132,286	—

(Loss) income from discontinued operations	(174,200)	822,380	446,944

Net (loss) income	(865,274)	735,968	(3,068,617)
Less preferred stock dividends	6,668,760	6,668,441	6,668,740

Net loss attributable to common stockholders	$(7,534,034)	$(5,932,473)	$(9,737,357)

Per common share (basic and diluted):
(Loss) income before discontinued operations (net of preferred dividends)	$(0.65)	$(0.60)	$(0.91)
(Loss) income from discontinued operations	(0.02)	0.07	0.04

Net (loss) income attributable to common stockholders	$(0.67)	$(0.53)	$(0.87)

Weighted average shares—basic and diluted	11,308,041	11,250,021	11,176,199

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock Series A	Preferred Stock Series S	Common Stock	Contributed Capital	Deferred Compensation	Retained Deficit	Stockholders’ Equity
Balance at January 1, 2001	$1,272,727	$2,191,500	$1,155,424	$125,782,830	$(2,634,059)	$(1,026,991)	$126,741,431
Issuance of common stock	—	—	8,847	659,584	—	—	668,431
Issuance of restricted stock grants	—	—	9,250	636,200	(645,450)	—	—
Forfeiture of restricted stock grants	—	—	(530)	(38,726)	37,277	—	(1,979)
Vesting of restricted stock grants	—	—	—	—	341,447	—	341,447
Common stock dividends ($.98 per share)	—	—	—	(11,396,568)	—	—	(11,396,568)
Preferred stock dividends-Series S ($1.70 per share)	—	—	—	(3,725,558)	—	—	(3,725,558)
Preferred stock dividends – Series A ($2.31 per share)	—	—	—	(2,943,181)	—	—	(2,943,181)
Net loss	—	—	—	—	—	(3,068,617)	(3,068,617)

Balance at December 31, 2001	1,272,727	2,191,500	1,172,991	108,974,581	(2,900,785)	(4,095,608)	106,615,406
Issuance of common stock	—	—	4,132	107,581	—	—	111,713
Issuance of restricted stock grants	—	—	11,240	396,215	(407,455)	—	—
Forfeiture of restricted stock grants	—	—	(2,065)	(76,720)	70,992	—	(7,793)
Vesting of restricted stock grants	—	—	—	—	424,904	—	424,904
Common stock dividends ($.20 per share)	—	—	—	(2,343,275)	—	—	(2,343,275)
Preferred stock dividends-Series S ($1.70 per share)	—	—	—	(3,725,261)	—	—	(3,725,261)
Preferred stock dividends – Series A ($2.31 per share)	—	—	—	(2,207,212)	—	(735,968)	(2,943,180)
Net income	—	—	—	—	—	735,968	735,968

Balance at December 31, 2002	1,272,727	2,191,500	1,186,298	101,125,909	(2,812,344)	(4,095,608)	98,868,482
Issuance of common stock	—	—	3,791	106,856	—	—	110,647
Issuance of restricted stock grants	—	—	6,645	138,881	(145,526)	—	—
Forfeiture of restricted stock grants	—	—	(3,899)	(214,240)	203,719	—	(14,420)
Vesting of restricted stock grants	—	—	—	—	424,007	—	424,007
Common stock dividends ($.15 per share)	—	—	—	(1,786,984)	—	—	(1,786,984)
Preferred stock dividends-Series S ($1.70 per share)	—	—	—	(3,725,580)	—	—	(3,725,580)
Preferred stock dividends – Series A ($2.31 per share)	—	—	—	(2,943,180)	—	—	(2,943,180)
Net loss	—	—	—	—	—	(865,274)	(865,274)

Balance at December 31, 2003	$1,272,727	$2,191,500	$1,192,835	$92,701,662	$(2,330,144)	$(4,960,882)	$90,067,698

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
Operating activities
Loss from continuing operations	$(691,074)	$(86,412)	$(3,515,561)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	17,378,652	19,127,443	18,802,253
Amortization of deferred finance costs	945,943	852,530	751,004
Stock-based compensation expense	409,587	417,111	339,468
Loss on impairment of real estate	600,000	—	2,110,000
Early extinguishments of debt	211,009	62,153	341,081
Gain on disposal of property and equipment	(35,921)	(435,346)	(1,099,519)
Changes in assets and liabilities increasing (decreasing) cash:
Other assets	(49,330)	(43,579)	227,901
Accounts payable and accrued expenses	820,362	(185,607)	(85,584)
Receivable from affiliate	(1,762,845)	(1,402,777)	(1,125,289)
Accrued interest payable	(69,165)	(344,192)	(79,296)
Accrued property and other taxes	(188,454)	(334,820)	(170,311)

Net cash provided by operating activities	17,568,764	17,626,504	16,496,147

Investing activities
(Additions) reductions to restricted cash for FF&E reserves	(192,213)	748,601	(553,336)
Proceeds from disposition of land, property and equipment	3,668,997	6,527,700	14,171,438
Additions to property and equipment	(4,160,200)	(12,541,184)	(30,541,255)

Net cash used in investing activities	(683,416)	(5,264,883)	(16,923,153)

Financing activities
Common stock dividends paid	(1,786,984)	(2,343,275)	(11,396,568)
Preferred stock dividends paid	(6,668,345)	(6,668,441)	(6,668,541)
Proceeds from issuance of common stock, net of offering expense	110,647	111,713	668,431
Proceeds from mortgage notes payable	10,470,736	11,968,261	53,798,529
Payment of deferred finance costs	(560,781)	(195,715)	(957,074)
Payoff of mortgage notes payable	(9,463,862)	(7,397,159)	(27,737,431)
Payments on mortgage notes payable	(10,005,195)	(8,813,308)	(6,143,808)

Net cash (used in) provided by financing activities	(17,903,784)	(13,337,924)	1,563,538

Net cash (used in) provided by continuing operations	(1,018,436)	(976,303)	1,136,532
Net cash provided by discontinued operations	735,042	1,320,987	1,162,032

Net change in cash	(283,394)	344,684	2,298,564
Cash at beginning of year	3,832,477	3,487,793	1,189,229

Cash at end of year	$3,549,083	$3,832,477	$3,487,793

Supplemental information
Interest paid	$11,796,238	$14,140,718	$18,280,209
State income and franchise taxes paid	$305,676	$350,478	$369,018
Federal income taxes paid	$51,644	$—	$—

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (“the Company”) develops and owns limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®.” In addition, the Company owns Inns in the midwestern United States operating under the trademark “Signature Inn®“. In this report, we refer to the Inns operating under the Jameson trademark as “Jameson Inns” and to those operating under the Signature trademark as “Signature Inns”, or collectively the “Inns.”

At December 31, 2003, there were 95 Jameson Inns in operation and 24 Signature Inns in operation with a total of 8,135 rooms in fourteen states compared to 96 Jameson Inns in operation and 25 Signature Inns in operation with a total of 8,281 rooms at December 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jameson Outdoor Advertising Co., Inc., which owns, operates and leases an inventory of billboards. Intercompany transactions among the entities included in the consolidated financial statement have been eliminated.

The Company’s principal business includes leasing of the Inns and billboards, capital improvements to the Inns, and acquisition and replacement of furniture, fixtures and equipment for the Inns.

The Company had several business relationships with Kitchin Hospitality, LLC (“KH”), including contracts to construct the new Inns, and expand and renovate existing Inns (see Note 11), the leases to operate the Inns (see Note 5) and the leases to use the Company’s billboards for advertising. As of December 31, 2003 KH was wholly-owned by Thomas W. Kitchin, the chairman and chief executive officer of the Company, and members of this family including Craig Kitchin, our President and Chief Financial Officer.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and terminated its status as a real estate investment trust, becoming a C-corporation. With the closing of the transaction, KH became a wholly owned subsidiary of the Company (See Note 3).

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

Principles of Consolidation

Intercompany transactions among the entities included in the consolidated financial statements have been eliminated. As of December 31, 2003, the Company had one wholly-owned and two 99.8%-owned qualified real estate investment trust subsidiaries. Various companies wholly-owned by the Company’s Chairman and CEO and members of his family own the remaining 0.2% of these two subsidiaries.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers all short-term investments with maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash

At December 31, 2003 and 2002, the restricted cash balance represents cash on deposit that is restricted under the requirements of various mortgage loan agreements.

Property and Equipment

Costs incurred to acquire and open new Inn locations or to expand or renovate existing Inns are capitalized as property costs and amortized over their depreciable life. The Company also capitalizes construction period interest costs. In 2003 no interest was capitalized. Interest costs of $58,828 and $490,411 were capitalized in 2002 and 2001, respectively.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Property and Equipment (continued)

Property and equipment used in Inn operations is depreciated using the straight-line method generally over 31.5 to 39 years (buildings), 15 years (land improvements) and three to five years (furniture, fixtures and equipment). Billboards are depreciated over ten years.

The Company’s long-lived assets, including the Inns, are individually evaluated for impairment when conditions exist that indicate that it is probable that the sum of the related expected future cash flows (on an undiscounted basis) are less than the historical net cost basis. Upon determination that a permanent impairment has occurred, the related assets are reduced to their fair value. For properties the Company considers held for sale an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held for sale assets are reported at the lower of the carrying amount or the estimated fair value, less the cost to sell. Subsequent to the date that an asset is classified as held for sale, depreciation expense is not recorded.

Deferred Finance Costs

Deferred finance costs represent fees and other expenses incurred to obtain long-term debt financing on the Inn facilities and are amortized to expense over the terms of the loans, beginning with the opening of the Inn. Amortization of deferred finance costs is $945,943, $852,530 and $751,004 for 2003, 2002, and 2001, respectively, and is included in interest expense in the consolidated statements of operations. Accumulated amortization totaled $2,848,440 and $2,180,198 as of December 31, 2003 and 2002, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such since January 1, 1994. As a result, the Company is not subject to federal income taxes to the extent that it distributes annually at least 90% (95% in 2001) of its net taxable income to its shareholders and satisfies certain other requirements defined in the Code. The Company uses the liability method of accounting for income taxes, which amounts have not been material since the REIT election.

The Company terminated its status as a REIT and became a taxable corporation effective January 1, 2004 in connection with the acquisition of Kitchin Hospitality (See Note 3).

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). The following table presents a summary of the pro forma effects to reported net income as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123 (in thousands except per share data).

	2003	2002	2001
Net loss attributable to common stockholders	$(7,534)	$(5,932)	$(9,737)
Add: Stock based compensation expense included in reported net loss	410	417	339
Less: Total stock-based employee compensation (expense) credit determined under fair value based method for all awards granted since January 1, 1995	(253)	362	(418)

Pro forma net loss attributable to common stockholders	$(7,377)	$(5,153)	$(9,816)

Pro forma loss per share-basic and diluted	$(.65)	$(.46)	$(.88)

Financial Instruments

The Company considers its cash, restricted cash and mortgage notes payable to meet the definition of financial instruments as prescribed by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2003 and 2002, the carrying value of the Company’s financial instruments approximated their fair value.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Revenue Recognition

The Company recognizes lease revenues when they are earned. The master leases call for base rent to be earned and due on a monthly basis. Percentage rent is calculated on a quarterly basis, with quarterly payments (see Note 5). Percentage rents are considered earned when the changes in factors on which the contingent rents are based actually occur.

Earnings (Loss) Per Share

Net income (loss) attributable to common stock is reduced by all preferred stock dividends declared through the end of the period to derive net income (loss) attributable to common stockholders.

Basic earnings (loss) per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of common stock.

Diluted earnings (loss) per share is calculated using weighted average shares outstanding plus the dilutive effect of outstanding shares of convertible preferred stock, outstanding restricted shares of common stock and outstanding stock options, using the treasury stock method and the average stock price during the period.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of the guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The adoption of FIN 45 did not have any impact to the Company’s financial position, results of operations, or disclosures.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period ending after March 15, 2004, unless the entity meets the definitions of a special purpose entity as promulgated in previous accounting guidance. The Company does not expect FIN 46 to have any impact on the Company’s financial position, results of operations, or disclosures.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB announced that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 should be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of their announcement at the October 8, 2003 meeting regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the Company were to adopt this aspect of the standard under its current provisions, it is not expected to have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have and the Company believes will not have a material impact on its consolidated financial position or cash flows; however it may affect the timing of recognizing future restructuring costs.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Acquisition of Kitchin Hospitality, LLC in January 2004

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and terminated its status as a real estate investment trust (REIT). The Company and the owners of KH reached a definitive agreement (the Agreement) on September 10, 2003. The transaction was approved by the Company’s shareholders on December 19, 2003. The Company will include KH’s operating results in its consolidated financial statements from January 2, 2004.

KH was spun-off from the Company at the time of the IPO in 1994 as the independent lessee and operator of the Company’s hotel properties. Under the applicable tax rules, a hotel REIT is not permitted to operate its hotel properties. After closing the acquisition, the Company will operate its hotels and convert to C-corporation status for tax purposes. The acquisition accomplished the Company’s goals to (a) become a fully integrated hotel company with the ability to operate its hotels without any REIT restrictions; (b) eliminate the conflicts of interest in its current relationships with KH; (c) retain future earnings and cash flow to pay down debt and for future development; and (d) pursue other business activities not permissible for the Company as a REIT.

The Company paid initial consideration of 2,185,430 shares of Company stock and $1.3 million in cash to the former owners of KH, Thomas W. Kitchin and other members of his immediate family. The consideration was subject to a working capital adjustment based on a target of KH’s working capital as of December 31, 2003. The net working capital adjustment, as agreed upon, required that the owners of KH return 32,064 shares of consideration. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the estimated fair value of assets and liabilities acquired. Under this method, KH’s assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their fair market value as of January 2, 2004. The value of goodwill and trademarks on KH’s books was eliminated, and the trademarks were revalued at $75,000 in aggregate, which represents the contract price that the Company would have been able to purchase the trademarks from KH at the expiration of the master lease agreements.

The purchase consideration of the acquisition of $7,264,824 million, together with the excess of liabilities assumed over assets acquired of $1,689,537 million, will be expensed in January 2004 as lease termination costs. The acquisition cost of the shares of Company stock was based on a price of $2.77 per share. The stock price represents the market price of the securities over a period of two days before and after the terms of the acquisition were agreed upon and announced. The Company incurred costs of acquisition in 2003 related to professional fees (investment banking, legal, and accounting) and a shareholder lawsuit settlement (see Note 12). These costs of $1.6 million have been expensed in 2003. Additionally, the Company will record a deferred tax benefit of $2.8 million for the one time effect to establish its initial deferred tax asset, net of a valuation allowance of $1.2 million, for financial reporting purposes in January 2004.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Acquisition of Kitchin Hospitality, LLC (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$1,561
Accounts receivable	1,513
Inventory	1,403
Property and equipment, net	219
Trademarks	75
Other assets, including prepaid expenses and other receivables	466

Total assets acquired	5,237

Accounts payable and accrued liabilities	6,927

Total liabilities assumed	6,927

Net liabilities assumed	$1,690

Accounts payable and accrued liabilities include a payable to the Company from KH of $3,252,659 as of January 2, 2004. This payable eliminates the receivable from KH of $3,252,659 as of December 31, 2003.

The following unaudited pro forma data (in thousands, except per share data) gives effect to the Company’s acquisition of KH as if it had occurred on January 1, 2003. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred on January 1, 2003 and should not serve as a forecast of the Company’s operating results for future periods.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Acquisition of Kitchin Hospitality, LLC (continued)

The adjustments to the historical data reflect the following: (i) the elimination of revenues and related costs of revenues for operating property and equipment constructed by KH and sold to the Company in 2003; (ii) the elimination of lease expense recorded by KH and revenues recorded by the Company for 2003; (iii) the elimination of overhead reimbursements recorded by the Company and related revenues recorded by KH for 2003 for the leases of the Inns and the billboards (see Note 5); and (iv) the income tax expense for the combined company for 2003. The pro forma adjustments for the acquisition are based upon the available information and certain assumptions that management believes are appropriate.

Year Ended December 31, 2003
Revenues	$91,293,126

Income from continuing operations	$629,132

Loss from continuing operations applicable to common stockholders	$(6,039,628)

Basic and diluted loss per common share	$(0.45)

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2003	2002
Land and improvements	$56,740,668	$58,189,077
Buildings	263,667,070	268,866,549
Furniture, fixtures and equipment	55,345,640	53,039,861
Billboards	2,746,311	2,783,472
Construction in process	—	635,546

Operating property and equipment	378,499,689	383,514,505
Property and equipment held for sale, net	4,281,626	2,444,950
Accumulated depreciation	(85,665,125)	(70,776,574)

	$297,116,190	$315,182,881

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Property and Equipment (continued)

During 2003, impairment losses of $600,000 were recorded on a 150-room Signature Inn. The decline in value was due to the Company’s decision in late December to close 75 of the rooms. Management recorded the impairment charge in accordance with the probability-weighted expected cash flows method described under FAS 144. The Company has included the impairment loss as a component of income from continuing operations and eliminated previously recorded accumulated depreciation on the impaired asset. The Company also recorded impairment losses of $710,000 on two Jameson Inns, which are included in property and equipment held for sale (See Note 8).

During the first six months of 2002, the Company sold two Jameson Inns and one Signature Inn for an aggregate gain of approximately $426,000. The dispositions of these properties were accounted for under SFAS No. 121 since they were classified as held for sale upon adoption of SFAS No. 144 on January 1, 2002. Dispositions of one Jameson Inn sold during third quarter 2002 and all hotel sales in 2003 were accounted for under SFAS No. 144. The Company sold one Signature Inn in January 2003 and recorded a gain on disposal of approximately $3,400. This property was classified as held for sale in the December 31, 2002 consolidated balance sheet. The Company sold one Jameson Inn in July 2003 and recorded a gain on disposal of approximately $20,200. Additionally, the Company sold a tract of land in 2003 and recorded a gain of $35,921.

Property and equipment held for sale is net of accumulated depreciation of $1,557,747 and $584,707 at December 31, 2003 and 2002, respectively (See Note 8 for further details related to Discontinued Operations).

5. Leases with Kitchin Hospitality

The Company previously leased all of its Inns to KH under Master Leases. The majority of the lease revenue is derived from these leases. Approximately $701,000, $702,000 and $734,000 in 2003, 2002, and 2001, respectively, of the lease revenue is related to approximately 100 billboards the Company leases to KH and other advertisers.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Leases with Kitchin Hospitality (continued)

The Jameson and Signature leases, which were previously to expire December 31, 2011 and December 31, 2012, respectively, provided for payment of Base Rent plus Percentage Rent. Base Rent was payable monthly at $264 and $394 per month, per room available at the beginning of the relevant month for the Jameson Inns and Signature Inns, respectively. Percentage rent was payable quarterly and calculated as a percentage of the total amount of room rental and certain other miscellaneous revenues realized by KH during the relevant period less base rent paid for such period. For Jameson Inns, the percentage was 39% of such revenues up to $23.01 per day per room in 2003, plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage was 37% of such revenues up to $38.61 per day per room in 2003, plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns in any calendar year may not exceed 47% of total room rental revenues for that year. The $23.01 and $38.61 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent was subject to adjustment each year based on changes in the Consumer Price Index.

Base rent totaled $30,334,281, $30,980,783 and $31,279,152 in 2003, 2002, and 2001, respectively. Percentage rent totaled $11,126,139, $11,087,135 and $11,597,800 in 2003, 2002, and 2001, respectively.

The Leases required the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company maintained cash reserves or sufficient access to borrowings equal to 4% of room revenues of KH, less amounts expended to date, to fund the Company’s capital expenditures for such replacements and refurbishment’s. KH was required to pay all other costs and expenses incurred in the operations of the Inns.

The Company previously leased approximately 100 billboards to KH and other advertisers. The leases to Kitchin Hospitality had initial terms of five years; however, these leases were terminated when the Company acquired Kitchin Hospitality (See Note 3).

See Note 11 for further description of other transactions with Kitchin Hospitality.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Mortgage Notes Payable

As of December 31, mortgage notes payable consist of:

	2003	2002
Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2004 to 2019. Interest rates are adjusted annually and range from 4.0% to 9.25% and are mainly adjustable to a spread above the prime rate or Treasury securities at December 31, 2003. Secured by mortgages on 104 Inns.	$191,164,728	$190,726,276

Term of twenty years and interest accrues at 3.75% above a weekly average yield on Treasury securities, adjusted annually (5.26% at December 31, 2003). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on 13 Inns.	16,417,715	17,859,165

Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. Interest rates are adjusted weekly and were 1.40% at December 31, 2003. Secured by mortgages on 2 Inns and Letters of Credit with a December 31, 2004 expiration.	6,230,000	11,115,000

Line of credit:
$3.5 million line of credit secured by billboards. At December 31, 2003, the Company had $3.49 million available to borrow. The line bears interest at prime plus 1.0% with a floor of 4.25% and cap of 6.25% (5% at December 31, 2003). Payments of interest are due monthly with the principal balance payable upon maturity in December 2004.	9,675	6,139

Construction obligations:
As of December 31, 2002, $261,000 was available for borrowing. Interest rate adjusted annually to the then prevailing prime rate plus .375% to ..5% with a floor of 7.125%. The construction loan was secured by an Inn under expansion.	—	3,113,859

	$213,822,118	$222,820,439

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Mortgage Notes Payable (continued)

At December 31, 2003 and 2002, all of the Company’s mortgage notes payable are collaterized by the Company’s Inns. At December 31, 2003 and 2002, the carrying value of the long-term debt approximated its fair value.

At December 31, 2003, there are letters of credit aggregating $6.2 million which were issued for our benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the bonds to be remarketed by the marketing agent. These letters of credit expire on December 31, 2004 and are included in the 2004 scheduled aggregate principal payments.

The Company is in violation of a covenant related to one mortgage as of December 31, 2003. The Company has classified the total amount due under this mortgage of $4,367,229 in the 2004 scheduled aggregate principal payments. Based on discussions with representatives of the lender, the Company anticipates the lender will amend this covenant or will provide a waiver of this technical violation in early 2004.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2003:

2004	$29,963,297
2005	41,129,503
2006	55,347,101
2007	28,411,931
2008	10,973,271
Thereafter	47,997,015

$213,822,118

As a result of the early extinguishment of certain debt, the Company incurred losses of $211,009, $62,153 and $341,081 in 2003, 2002, and 2001, respectively, comprised of the write off of unamortized deferred finance costs and prepayment penalties.

During 2003, the weighted average interest rate on debt was 5.5% compared to 6.1% during 2002 and 8.3% during 2001.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity

Preferred Stock

The Company has 2,191,500 shares of 8.5% Series S Cumulative Convertible Preferred Stock (“Series S Preferred Stock”) outstanding and 1,272,727 shares of 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) outstanding. The Series S and Series A Preferred Stock are senior to the Company’s common stock.

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

The Series S Preferred Stock is convertible into the Company’s common stock, at the option of the holder at the stated Conversion Price (as defined). No shares were converted in 2003, 2002 or 2001. The Company has the right to redeem any, or all, of the Series S Preferred Stock, plus accrued and unpaid dividends, at the Redemption Price, as defined at $20.00 per share. The holders do not have the option to redeem the Series S Preferred Stock.

The Series A Preferred Stock is not convertible into or exchangeable for any other property or securities. Except in certain circumstances relating to preservation of the Company’s status as a REIT and in connection with a change of control of the Company, the Series A Preferred Stock was not redeemable prior to March 18, 2003. Currently, the Series A Preferred stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus dividends accrued and unpaid to the redemption date (whether or not declared) without interest.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity (continued)

Stock Based Compensation

The Company has five stock compensation plans:

Plan Name	Shares Authorized		Options Outstanding	Options Exercisable	Restricted Stock Grants Outstanding
1993 Plan	1,566,084	(a)	185,000	82,200	190,900
1996 Plan	500,000		—	—	401,670
2003 Plan	1,000,000		—	—	—
1995 Director Plan	150,000		75,000	75,000	—
1997 Director Plan	200,000		105,000	105,000	—

Total	3,416,084		365,000	262,200	592,570

(a) The unissued shares under this plan expired on November 15, 2003.

The 1993 Stock Incentive Plan (“1993 Plan”) provided for a number of shares equal to 10% of the Company’s outstanding common shares (excluding shares issued pursuant to exercises of options granted under this Plan). During 2002, the Company purchased at a nominal cost of $0.01 per option share pursuant to a tender offer 604,833 options to purchase shares of common stock issued under the 1993 Plan. The unissued shares under this plan expired on November 15, 2003. In 1996, the Jameson 1996 Stock Incentive Plan (“1996 Plan”) was adopted and 500,000 additional shares were reserved for issuance. In December 2003, the Company adopted the Jameson 2003 stock incentive plan (“2003 Plan”) and 1,000,000 additional shares were reserved for issuance.

The Director Stock Option Plan (“1995 Director Plan”) reserved 150,000 shares of Common Stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In addition, the Company adopted the 1997 Director Stock Option Plan (“1997 Director Plan”) which reserved 200,000 shares of Common.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity (continued)

Upon each subsequent annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. As of December 31, 2003, options covering up to 170,000 shares are available for future grants under the 1995 Director Plan and the 1997 Director Plan.

A summary of the stock option activity follows:

	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding December 31, 2000	920,721	$6.94 - $11.75	$9.06
Granted in 2001	210,000	$3.30 - $ 7.29	$3.59
Forfeited in 2001	(111,288)	$6.65 - $11.63	$8.86

Options outstanding December 31, 2001	1,019,433	$3.30 - $11.75	$5.47
Granted in 2002	15,000	$7.56 - $ 7.56	$7.56
Forfeited in 2002	(45,500)	$3.30 - $11.75	$7.55
Cancelled in 2002	(604,833)	$6.65 - $11.75	$9.18

Options outstanding December 31, 2002	384,100	$3.30 - $11.75	$5.88
Granted in 2003	15,000	$2.41 - $ 2.41	$2.41
Forfeited in 2003	(34,100)	$3.30 - $11.75	$6.03

Options outstanding December 31, 2003	365,000	$2.41 - $11.75	$5.80

Options exercisable:
Granted prior to 2000	133,000	$7.13 - $11.75	$9.32
Granted in 2000	16,200	$7.19 - $ 7.56	$7.54
Granted in 2001	83,000	$3.30 - $ 6.53	$3.88
Granted in 2002	15,000	$3.65 - $ 3.65	$3.65
Granted in 2003	15,000	$2.41 - $ 2.41	$2.41

Options exercisable December 31, 2003	262,200	$2.41 - $11.75	$6.77

The average contractual life remaining on options outstanding at December 31, 2003 was 6.45 years.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity (continued)

Restricted Stock

In 2003 and 2002 the Company awarded 66,450 and 112,400 shares respectively, of common stock to certain officers and employees of the Company, under the provisions of the 1993 Plan. No shares were issued in 2001 under the 1993 plan. 8,000 of the shares from the 2002 grant vest over a ten-year period, with no vesting until the third anniversary of the grant, at which time the grants will be vested 30%, on each succeeding anniversary an additional 10% will vest, assuming the individual is continuously employed by the Company on each vesting date. All of the 2003 shares and the remaining 104,400 of 2002 grants vest at 20% per year for five years.

In 2000, the Company awarded 334,500 shares of Common Stock to certain officers and employees of the Company, under the provisions of the 1996 Plan. The shares vest ten years after date of grant, assuming the individual is employed by the Company at that date.

Holders are entitled to all dividends, if any, prior to forfeiture under these plans. As of December 31, 2003, 592,570 restricted shares of common stock remain outstanding under the 1993 and 1996 Plans.

Compensation expense resulting from the stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant, and is being recorded over the respective vesting periods using the straight line method, net of forfeitures. The expense recorded was $409,587 in 2003, $417,114 in 2002 and $339,468 in 2001.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity (continued)

Pro Forma Effects of Stock-Based Compensation

The pro forma information regarding net income and earnings per share required by SFAS No. 123, as discussed in Note 2, requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003, 2002, and 2001; risk-free interest rates of 4.1% to 6.8%; a dividend yield of 6.6%, 6.12% and 5.18%, respectively; a volatility factor of the expected market price of the Company’s common stock of .424, .404 and .199, respectively; and an expected life of the option of 3 to 10 years.

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

Dividend Reinvestment Plans

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. In 2001, the Company registered an additional 200,000 shares of our common stock. These plans allow existing shareholders to reinvest their dividends, if any, in additional shares purchased at a 5% discount from the average market price of the shares. The plans also allow existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 2003, 2002, and 2001, 37,415 and 44,226, 87,632, shares, respectively, were purchased through dividend reinvestments and additional cash purchases, resulting in net proceeds to the Company of $110,647, $111,713 and $668,431, respectively. At December 31, 2003, 71,724 shares were available for purchase under the 2001 plan.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Discontinued Operations and Property and Equipment Held for Sale

The Company reports as discontinued operations assets held for sale (as defined by SFAS No. 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading, “income from discontinued operations.” This change has resulted in certain reclassifications of 2002 and 2001 financial statement amounts.

The components of income from operations related to discontinued operations for the years ended December 31, 2003, 2002 and 2001 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Year ended December 31
	2003	2002	2001
Lease revenues	$1,210,555	$1,984,118	$2,079,861

Expenses:
Property and other taxes	102,357	121,561	202,391
Insurance	56,126	72,649	48,085
Depreciation	222,818	600,351	715,088

Total expenses	381,301	794,561	965,564
Income from discontinued operations before interest expense	829,254	1,189,557	1,114,297
Interest expense	317,030	499,463	667,353

Income from discontinued operations	512,224	690,094	446,944
Loss on impairment of discontinued operations	(710,000)	—	—
Gain on sale of discontinued operations	23,576	132,286	—

(Loss) income from discontinued operations	$(174,200)	$822,380	$446,944

The Company recorded net gains on disposals of approximately $24,000 and $132,000 related to the assets sold in 2003 and 2002, respectively, which met the criteria under SFAS 144.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Discontinued Operations and Property and Equipment Held for Sale (continued)

Based on a review of its investment portfolio at December 31, 2003, the Company had three properties under contract, all expected to be closed by March 2004. The Company has therefore classified the properties as held for sale in the accompanying consolidated balance sheet. At December 31, 2002, the Company had one operating hotel property recorded as held for sale. At December 31, 2001, the Company had five operating hotel properties recorded as held for sale. The hotel properties held for sale are recorded at the lower of cost or fair value less anticipated selling costs. The 2003 impairment charge of $710,000 relates to two of the properties held for sale at December 31, 2003. The 2001 impairment charge of $2,110,000 related to properties sold in 2002.

9. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

	2003	2002	2001
Numerator
Net (loss) income	$(865,274)	$735,968	$(3,068,617)
Preferred stock dividends	(6,668,760)	(6,668,441)	(6,668,740)

Numerator for basic loss per share-loss available to common stockholders	$(7,534,034)	$(5,932,473)	$(9,737,357)

Denominator
Weighted average shares outstanding	11,923,424	11,826,769	11,657,387
Less: unvested restricted shares	(615,383)	(576,748)	(481,188)

Denominator for basic and diluted loss per share	11,308,041	11,250,021	11,176,199

Basic and diluted loss per common share
Net loss attributable to common stockholders	$(0.67)	$(0.53)	$(0.87)

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Earnings per Share (continued)

Options to purchase 365,000, 384,100 and 1,019,433, shares of Common Stock during 2003, 2002 and 2001, respectively, were all outstanding but were not included in the computation of diluted earnings per share because the securities’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

10. Income Taxes

Except for built-in gains as discussed in the following paragraph, the Company recorded no provision for federal income taxes in 2003, 2002 and 2001 due to its REIT status. State tax expense, totaling $339,890, $169,465 and $369,018 in 2003, 2002, and 2001, respectively, is included in property and other taxes. At December 31, 2003, the Company had net operating loss carryforwards of approximately $3.7 million available for federal income tax purposes, which begin to expire in 2005.

As indicated in Notes 4 and 8, the Company disposed of two properties in 2003, four properties in 2002 and eleven properties during 2001. As a result of the dispositions, the Company realized built-in gains of $14,000, $387,000, and $964,000 in 2003, 2002, and 2001, respectively. The federal built-in gains taxes of $4,945 and $51,644 were recognized in 2003 and 2002, respectively, and are included in the gain on disposal of real estate. The built in gains from 2001 were not recognized in 2001 but were deferred until 2002 when the Company was in a net taxable income situation. The first $1.2 million of these gains were offset by the $1.2 million of net operating loss carry-forwards from 1992.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

Reconciliation between GAAP Net Income and Taxable Income (Unaudited)

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
GAAP basis financial statement net (loss) income	$(865,274)	$735,968	$(3,068,617)
Add book depreciation and amortization	17,601,470	20,373,448	19,517,341
Less tax depreciation and amortization	(15,741,054)	(16,939,329)	(18,313,646)
Book/tax difference on gains/losses from capital transactions	(1,144,181)	(662,616)	(1,005,745)
Other book/tax differences, net	3,671,106	894,548	1,216,541

Income tax basis net income (loss) prior to dividends paid deduction (90% for 2003 and 2002; 95% for 2001)	$3,522,067	$4,402,019	$(1,654,126)

The book/tax differences primarily relate to impairment charges, depreciation and stock-based compensation expense.

The characterization of the common stock distributions paid in 2003 was 44.3% ordinary income and 55.7% return of capital. The characterization of the common stock distributions paid in 2002 and 2001 was 100.0% return of capital. The characterization of the preferred stock distributions paid in 2003, 2002, and 2001 was 100.0%, 87.0% and 97.5% ordinary income and 0.0%, 13.0%, and 2.5% return of capital, respectively.

11. Additional Related Party Transactions with Kitchin Hospitality

The Company paid KH a total of $4,358,294, $12,497,560 and $29,116,981 for construction of new Inns, Inn expansions, and renovations during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company shared employees and office space with KH under the Cost Reimbursement Agreement. KH charged the Company approximately $2,505,000, $1,574,000 and $875,000 for its allocation of salary, office overhead, and other general and administrative costs in 2003, 2002 and 2001, respectively. The Company expensed approximately $1,824,000, $1,399,000 and $806,000 of the allocated costs in 2003, 2002 and 2001, respectively. The remaining costs represented capitalized expenditures.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Additional Related Party Transactions with Kitchin Hospitality (continued)

The rent expense under the office lease and the rent paid for billboards to third party companies are paid by KH and are allocated under the Cost Reimbursement Agreement. These leases were assumed by the Company upon acquisition of Kitchin Hospitality on January 2, 2004. The leases require future minimum payments as follows:

2004	$1,127,232
2005	375,928
2006	284,960
2007	264,710
2008	274,175
Thereafter	285,107

Total	$2,612,112

12. Other Commitments and Contingencies

The Company leases land underlying certain of its operating Inns and land for each billboard location. Lease expense of $244,811, $246,725 and $232,862, in 2003, 2002 and 2001, respectively, is included in general and administrative expense in the Company’s statements of operations. The ground leases require future minimum payments as follows:

2004	$211,669
2005	211,703
2006	152,196
2007	139,181
2008	131,076
Thereafter	4,982,335

Total	$5,828,160

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse affect on the Company’s financial position or results of operations.

A shareholder lawsuit seeking class action status and derivative status for claims based on the acquisition of Kitchin Hospitality, LLC, was settled on December 18, 2003 by agreement of the parties for certain non-monetary actions, which the Company agreed to take, and a payment to the plaintiff’s attorney for legal fees in an amount approved by the court, not to exceed $175,000. The Company will also be required to pay costs of providing notice of the

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Other Commitments and Contingencies (continued)

settlement to its shareholders, which costs are estimated to be approximately $25,000. The Company has incurred legal fees on its behalf and on behalf of its directors with whom it has indemnification agreements and may incur additional fees as the case is still pending court approval. The Company’s Directors and Officers Liability Insurance carrier has agreed to reimburse the Company for 50% of the costs of settling this case, not to exceed $100,000. The Company has provided for the settlement and related legal costs, and recorded expense of $285,000 in the year ended December 31, 2003.

13. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for 2003 and 2002:

	2003 Quarters
	First	Second	Third	Fourth
Lease revenue	$9,518,810	$11,045,696	$10,842,591	$9,543,628
Discontinued operations	$132,984	$139,008	$127,277	$(573,469)
Net (loss) income	$(615,230)	$1,404,083	$629,258	$(2,283,385)
Loss per common share:
Basic and diluted	$(0.21)	$(0.02)	$(0.09)	$(0.35)

	2002 Quarters
	First	Second	Third	Fourth
Lease revenue	$9,403,048	$11,166,018	$10,640,268	$9,576,612
Discontinued operations	$113,411	$193,834	$339,398	$175,737
Net (loss) income	$(1,086,326)	$1,525,293	$863,921	$(566,920)
Loss per common share:
Basic and diluted	$(.25)	$(.01)	$(.07)	$(.20)

Reported amounts differ from amounts previously reported in Forms 10-Q due to reclassifications related to discontinued operations (see Note 8).

Jameson Inns, Inc.

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2003

Property	Mortgage Debt	Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements
Alabama:
Albertville	$1,205,854	$174,000	$—	$418	$1,222,166	$174,418	$1,222,166	$1,396,585	$487,934	1994	1994	(e	)
Alexander City	1,428,247	160,086	—	—	1,897,872	160,086	1,897,872	2,057,958	722,371	1994	1994	(e	)
Arab	1,071,868	131,554	—	—	1,186,482	131,554	1,186,482	1,318,036	426,584	1995	1995	(e	)
Auburn	1,048,186	227,000	—	—	1,435,297	227,000	1,435,297	1,662,297	444,749	1997	1996	(e	)
Bessemer	1,668,590	327,192	—	—	2,367,437	327,192	2,367,437	2,694,629	546,127	1999	1998	(e	)
Decatur	1,436,038	201,629	—	—	2,193,838	201,629	2,193,838	2,395,467	639,564	1996	1995	(e	)
Eufaula	963,220	228,869	—	5,575	1,346,375	234,444	1,346,375	1,580,818	468,056	1996	1995	(e	)
Florence	1,664,667	313,579	—	1,202	2,157,415	314,781	2,157,415	2,472,196	711,565	1996	1995	(e	)
Greenville	817,283	228,511	—	—	1,576,890	228,511	1,576,890	1,805,401	452,607	1996	1996	(e	)
Jasper	1,399,247	225,633	—	—	2,511,756	225,633	2,511,756	2,737,389	705,425	1997	1997	(e	)
Oxford	1,916,889	307,635	—	(340)	2,498,017	307,295	2,498,017	2,805,312	654,339	1997	1996	(e	)
Ozark	669,782	176,148	—	—	1,245,860	176,148	1,245,860	1,422,008	461,945	1995	1994	(e	)
Prattville	1,488,560	319,736	—	—	2,423,030	319,736	2,423,030	2,742,766	495,405	1998	1998	(e	)
Scottsboro	1,598,596	324,732	—	—	2,459,534	324,732	2,459,534	2,784,266	616,498	1998	1998	(e	)
Selma	1,339,134	143,812	—	22,773	2,099,746	166,585	2,099,746	2,266,331	874,382	1992	1991	(d	)
Sylacauga	1,726,694	224,476	—	(1)	2,506,088	224,476	2,506,088	2,730,563	663,796	1997	1997	(e	)
Trussville	1,293,555	425,438	—	1,377	2,491,487	426,815	2,491,487	2,918,301	679,380	1998	1997	(e	)
Tuscaloosa	1,415,318	—	—	—	2,526,080	—	2,526,080	2,526,080	629,929	1997	1996	(e	)
Florida:
Crestview	1,691,221	471,426	—	10	3,120,407	471,436	3,120,407	3,591,842	764,779	2000	1998	(e	)
Jacksonville	2,378,879	679,519	—	1,448	4,460,595	680,967	4,460,595	5,141,561	1,089,083	2000	1998	(e	)
Lake City	1,638,416	391,456	—	—	3,199,197	391,456	3,199,197	3,590,654	716,946	1999	1998	(e	)
Lakeland	2,011,626	618,636	—	—	3,778,694	618,636	3,778,694	4,397,331	884,933	2000	1999	(e	)
Ormond Beach	1,954,079	497,099	—	10,859	3,788,790	507,958	3,788,790	4,296,747	920,637	2000	1998	(e	)
Palm Bay	2,147,408	418,745	—	(11)	3,820,515	418,735	3,820,515	4,239,250	855,623	2000	1999	(e	)
Georgia:
Albany	1,084,057	265,344	—	92,308	1,955,616	357,652	1,955,616	2,313,267	723,835	1995	1994	(e	)
Americus	908,380	131,629	—	72,297	2,691,540	203,926	2,691,540	2,895,466	1,166,529	1992	1991	(d	)
Bainbridge	1,152,508	125,000	—	—	1,779,506	125,000	1,779,506	1,904,506	650,716	1994	1994	(e	)
Brunswick	1,455,793	175,275	—	—	1,959,931	175,275	1,959,931	2,135,206	705,348	1995	1994	(e	)
Calhoun	1,361,405	113,722	—	18,008	1,858,489	131,730	1,858,489	1,990,219	877,442	1988	1988	(d	)
Carrollton	1,954,881	225,000	—	50,029	1,838,251	275,029	1,838,251	2,113,280	685,204	1994	1993	(e	)
Conyers	1,605,143	301,128	—	—	2,501,677	301,128	2,501,677	2,802,804	718,346	1996	1996	(e	)
Dalton	1,572,938	546,257	—	1,550	2,313,239	547,807	2,313,239	2,861,046	550,436	1998	1998	(e	)
Douglas	910,643	120,033	—	(1)	1,260,110	120,033	1,260,110	1,380,143	455,805	1995	1995	(e	)
Dublin	801,156	—	—	—	1,504,675	—	1,504,675	1,504,675	505,061	1997	1997	(e	)
Fitzgerald	793,792	133,515	—	—	1,218,063	133,515	1,218,063	1,351,578	480,311	1994	1993	(e	)
Jesup	1,461,248	89,917	—	14,239	2,205,458	104,156	2,205,458	2,309,615	1,085,150	1990	1990	(d	)
Kingsland	953,192	283,432	—	—	1,497,146	283,432	1,497,146	1,780,578	442,314	1998	1997	(e	)
Lagrange	1,810,408	200,073	—	—	2,084,092	200,073	2,084,092	2,284,164	661,773	1996	1995	(e	)
Newnan	1,971,102	529,377	—	1,006	3,816,620	530,383	3,816,620	4,347,003	848,901	2000	1998	(e	)
Pooler	1,506,961	501,223	—	—	3,181,649	501,223	3,181,649	3,682,872	755,128	2000	1998	(e	)
Rome	2,149,972	254,849	—	—	3,814,453	254,849	3,814,453	4,069,302	897,602	1999	1998	(e	)
Thomaston	1,214,464	157,181	—	(50,110)	2,192,116	107,071	2,192,116	2,299,187	1,009,823	1990	1990	(d	)
Thomasville	1,020,438	331,161	—	—	1,596,887	331,161	1,596,887	1,928,049	450,269	1998	1998	(e	)
Valdosta	1,365,065	166,632	—	—	1,862,157	166,632	1,862,157	2,028,789	695,717	1995	1994	(e	)
Warner Robins	1,674,627	365,853	—	—	2,111,430	365,853	2,111,430	2,477,283	673,437	1997	1997	(e	)
Waynesboro	918,968	142,501	—	—	1,385,520	142,501	1,385,520	1,528,022	484,472	1996	1995	(e	)
Waycross	1,461,242	87,000	—	13,777	2,155,595	100,777	2,155,595	2,256,372	874,041	1993	1992	(e	)
Illinois:
Normal	4,077,756	1,076,916	5,163,743	—	632,581	1,076,916	5,796,325	6,873,241	1,123,460	—	1999	(e	)
Peoria	3,521,699	817,523	4,886,124	—	976,263	817,523	5,862,387	6,679,910	1,316,090	—	1999	(e	)
Springfield	1,668,173	—	1,494,985	—	624,437	—	2,119,422	2,119,422	690,615	—	1999	(e	)

Jameson Inns, Inc.

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2003

Property	Mortgage Debt	Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements
Indiana:
Carmel	3,204,120	684,321	3,730,497	—	451,656	684,321	4,182,152	4,866,474	678,396	—	1999	(e	)
Elkhart	2,920,000	637,753	5,834,950	—	518,593	637,753	6,353,543	6,991,295	1,195,333	—	1999	(e	)
Evansville	2,648,289	359,102	2,880,265	—	634,530	359,102	3,514,795	3,873,897	848,022	—	1999	(e	)
Fort Wayne	2,649,863	473,564	3,062,301	—	594,618	473,564	3,656,919	4,130,484	744,263	—	1999	(e	)
Indy Castleton	2,716,691	584,039	5,241,877	—	604,806	584,039	5,846,683	6,430,722	1,039,561	—	1999	(e	)
Indy East	2,393,770	400,007	2,479,422	—	527,658	400,007	3,007,080	3,407,087	715,742	—	1999	(e	)
Indy Northwest	1,873,580	442,666	2,217,552	—	1,052,661	442,666	3,270,214	3,712,880	1,143,284	—	1999	(e	)
Indy South	2,272,872	180,071	1,824,161	—	695,627	180,071	2,519,788	2,699,859	683,565	—	1999	(e	)
Indy West	4,367,229	916,161	5,236,594	—	563,592	916,161	5,800,187	6,716,348	1,014,738	—	1999	(e	)
Kokomo	2,648,289	527,376	3,720,270	(5,843)	1,043,163	521,533	4,763,434	5,284,967	1,051,154	—	1999	(e	)
Lafayette	2,904,132	403,849	3,970,336	—	791,805	403,849	4,762,141	5,165,990	1,172,867	—	1999	(e	)
Muncie	2,118,631	407,065	3,392,767	—	467,949	407,065	3,860,716	4,267,781	820,467	—	1999	(e	)
South Bend	3,177,946	585,531	5,836,122	—	815,447	585,531	6,651,569	7,237,100	1,150,766	—	1999	(e	)
Terre Haute	3,310,000	878,773	2,479,040	—	—	878,773	1,542,076	2,420,850	—	—	1999	(f	)
Iowa:
Bettendorf	2,564,632	974,058	3,073,596	—	304,109	974,058	3,377,705	4,351,763	816,831	—	1999	(e	)

Kentucky:
Louisville East	4,729,898	585,491	6,973,653	—	629,332	585,491	7,602,985	8,188,477	1,369,078	—	1999	(e	)
Louisville South	4,971,939	644,870	6,509,901	—	1,352,486	644,870	7,862,387	8,507,257	1,714,145	—	1999	(e	)
Richmond	2,004,032	607,095	—	2,858	4,007,142	609,953	4,007,142	4,617,094	692,756	2001	1999	(e	)
Louisiana:
Lafayette	2,611,659	433,291	—	204,546	4,800,465	637,837	4,800,465	5,438,301	903,631	2001	1999	(e	)
Shreveport	2,134,927	531,041	—	8,409	3,999,859	539,450	3,999,859	4,539,309	741,745	2001	1999	(e	)
West Monroe	2,611,356	495,209	—	—	3,984,967	495,209	3,984,967	4,480,176	466,715	2002	2002	(e	)
Mississippi:
Grenada	954,458	350,000	—	2,217	1,623,606	352,217	1,623,606	1,975,823	369,146	1999	1998	(e	)
Jackson	2,037,242	586,831	—	602	3,786,765	587,433	3,786,765	4,374,198	873,297	2000	1998	(e	)
Meridian	1,579,072	419,856	—	2,648	2,509,281	422,504	2,509,281	2,931,784	543,910	1999	1998	(e	)
Pearl	2,203,593	564,932	—	—	3,775,995	564,932	3,775,995	4,340,927	908,175	2000	1998	(e	)
Tupelo	1,290,448	427,924	—	1,360	2,383,422	429,284	2,383,422	2,812,705	684,828	1998	1998	(e	)
Vicksburg	1,500,681	326,653	—	1,112	2,441,616	327,765	2,441,616	2,769,381	626,280	1999	1998	(e	)
North Carolina:
Dunn	1,038,242	202,052	—	—	1,572,973	202,052	1,572,973	1,775,025	467,217	1998	1997	(e	)
Eden	965,966	197,468	—	26	1,568,513	197,494	1,568,513	1,766,008	455,879	1998	1997	(e	)
Forest City	1,454,897	187,294	—	2,950	2,172,941	190,244	2,172,941	2,363,186	666,264	1997	1996	(e	)
Goldsboro	1,905,302	397,096	—	(5,102)	3,782,341	391,994	3,782,341	4,174,335	864,418	2000	1999	(e	)
Greenville	1,013,970	310,006	—	—	1,556,824	310,006	1,556,824	1,866,830	460,446	1998	1998	(e	)
Henderson	1,949,062	478,688	—	—	3,790,972	478,688	3,790,972	4,269,660	841,609	2000	1999	(e	)
Hickory	1,563,096	412,322	—	—	2,421,222	412,322	2,421,222	2,833,544	577,728	1998	1998	(e	)
Laurinburg	932,139	225,441	—	(181,525)	1,344,836	43,916	1,344,836	1,388,752	443,610	1997	1996	(e	)
Roanoke Rapids	941,235	320,014	—	(4,812)	1,545,655	315,202	1,545,655	1,860,857	459,671	1998	1997	(e	)
Sanford	932,139	227,030	—	32,171	1,518,781	259,201	1,518,781	1,777,982	485,719	1997	1996	(e	)
Smithfield	947,147	246,092	—	—	1,637,338	246,092	1,637,338	1,883,430	532,510	1998	1997	(e	)
Wilson	789,976	237,712	—	20	1,611,260	237,732	1,611,260	1,848,992	501,924	1997	1996	(e	)
Wilmington	2,064,186	685,078	—	(87)	4,008,363	684,991	4,008,363	4,693,354	797,613	2001	1999	(e	)
Ohio:
Columbus	3,231,232	782,254	3,905,175	—	805,331	782,254	4,710,506	5,492,760	1,061,283	—	1999	(e	)
Dayton	1,873,580	625,511	3,388,780	—	666,655	625,511	4,055,435	4,680,946	948,844	—	1999	(e	)
South Carolina:
Anderson	990,223	201,000	—	133,385	2,285,368	334,385	2,285,368	2,619,753	943,745	1993	1993	(e	)
Cheraw	1,500,771	168,458	—	(49,316)	1,991,627	119,142	1,991,627	2,110,769	604,754	1995	1995	(e	)
Duncan	934,340	212,246	—	—	1,551,439	212,246	1,551,439	1,763,685	508,422	1998	1997	(e	)
Easley	1,507,212	266,753	—	2,710	1,965,664	269,463	1,965,664	2,235,127	569,372	1995	1994	(e	)
Gaffney	1,729,539	135,025	—	—	1,764,100	135,025	1,764,100	1,899,125	608,495	1995	1995	(e	)
Georgetown	1,830,950	144,353	—	—	2,558,408	144,353	2,558,408	2,702,762	682,453	1996	1996	(e	)
Greenwood	1,760,304	140,231	—	20,741	1,900,430	160,972	1,900,430	2,061,402	652,099	1995	1994	(e	)
Lancaster	1,859,433	150,592	—	—	2,279,854	150,592	2,279,854	2,430,445	663,273	1995	1994	(e	)
Orangeburg	1,910,686	165,010	—	585	2,122,389	165,595	2,122,389	2,287,984	651,383	1995	1995	(e	)
Seneca	1,960,344	204,385	—	—	2,347,822	204,385	2,347,822	2,552,207	612,769	1996	1996	(e	)

Jameson Inns, Inc.

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2003

Property	Mortgage Debt	Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
		Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements
Tennessee:
Alcoa	1,922,362	427,803	—	—	4,011,972	427,803	4,011,972	4,439,775	746,293	2001	1999	(e	)
Cleveland	1,597,181	384,688	—	4,343	2,317,229	389,031	2,317,229	2,706,260	555,745	1998	1997	(e	)
Columbia	1,759,349	483,568	—	7,389	3,104,206	490,957	3,104,206	3,595,163	700,554	2000	1998	(e	)
Decherd	1,150,470	254,501	—	191	1,412,510	254,692	1,412,510	1,667,202	447,675	1997	1996	(e	)
Gallatin	1,490,410	405,738	—	—	2,330,293	405,738	2,330,293	2,736,031	511,018	1999	1998	(e	)
Greeneville	1,324,956	406,052	—	(274,709)	3,135,480	131,343	3,135,480	3,266,823	764,089	2000	1998	(e	)
Jackson	1,923,124	467,741	—	141	3,765,268	467,882	3,765,268	4,233,149	884,142	2000	1998	(e	)
Johnson City	1,664,667	405,939	—	89	2,248,056	406,028	2,248,056	2,654,084	702,311	1997	1997	(e	)
Kingsport	1,644,361	425,481	—	—	3,121,399	425,481	3,121,399	3,546,880	705,576	2000	1999	(e	)
Knoxville	2,932,332	572,026	3,347,959	—	417,963	572,026	3,765,922	4,337,948	838,673	—	1999	(e	)
Oakridge	2,586,417	451,037	—	8	4,439,979	451,045	4,439,979	4,891,024	1,019,655	1999	1998	(e	)
Tullahoma	1,916,319	303,536	—	(149,730)	2,386,372	153,806	2,386,372	2,540,178	492,077	1997	1996	(e	)
Virginia:
Harrisonburg	1,985,870	435,000	—	(700)	3,798,576	434,300	3,798,576	4,232,877	853,000	2000	1998	(e	)
Martinsville	1,654,425	411,496	—	3,100	3,129,740	414,596	3,129,740	3,544,336	718,909	2000	1998	(e	)
Billboards and other	9,675	—	2,381,012	—	—	—	2,746,324	2,746,324	1,254,732			(e	)

Operating property and equipment	209,896,605	41,941,701	93,031,083	16,190	244,082,366	41,957,891	336,541,797	378,499,689	85,665,125
Property and equipment held for sale	3,925,513	1,208,719	2,220,586	(448,806)	(2,220,586)	1,122,441	4,716,934	5,839,375	1,557,749			(f	)

Totals	$213,822,118	$43,150,420	$95,251,669	$(432,616)	$241,861,780	$43,080,332	$341,258,732	$384,339,064	$87,222,873

Jameson Inns, Inc.

Notes to Schedule III

	2003	2002	2001
(a) Reconciliation of real estate
Balance at beginning of year	$386,544,162	$382,673,457	$371,489,258
Improvements	4,147,285	12,541,184	30,541,256
Sale of Inns	(4,674,753)	(8,670,479)	(17,247,057)
Impairment of Inns	(1,677,630)	—	(2,110,000)

Balance at end of year	$384,339,064	$386,544,162	$382,673,457

(b) Reconciliation of accumulated depreciation
Balance at beginning of year	$71,361,281	$54,325,854	$38,983,651
Depreciation expense	17,601,470	19,758,336	19,517,341
Sale of Inns	(1,372,247)	(2,722,909)	(4,175,138)
Impairment of Inns	(367,630)	—	—

Balance at end of year	$87,222,874	$71,361,281	$54,325,854

(c)	The aggregate cost of the land, buildings, and furniture, fixtures and equipment for federal income tax purposes was $292,454,153, $307,805,023 and $316,019,279 in 2003, 2002, and 2001 respectively.

(d)	Depreciation for 1992 and prior additions is computed based on the following useful lives:

Buildings	31.5	years
Land Improvements	15	years
Furniture, fixtures and equipment	5	years

(e)	Depreciation for 1993 and later additions is computed based on the following useful lives:

Buildings	39	years
Land Improvements	15	years
Furniture, fixtures and equipment	3 - 5	years
Billboards	10	years

(f)	The impairment of $710,000 relates to properties held for sale at December 31, 2003. The remaining $600,000 of impairment relates to one operating property and was calculated in accordance with the Company’s policy regarding impairment of long-lived assets.

Report of Independent Auditors

The Members

Kitchin Hospitality, LLC

We have audited the accompanying consolidated balance sheets of Kitchin Hospitality, LLC as of December 31, 2003 and 2002, and the related consolidated statements of income, members’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kitchin Hospitality, LLC at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia

February 20, 2004

Kitchin Hospitality, LLC

Consolidated Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash	$1,560,859	$284,522
Marketable securities	—	1,243,029
Hotel accounts receivable, net of allowance of $110,985 and $63,613	1,512,503	1,682,631
Other receivables	146,915	218,901
Prepaid expenses and other assets	317,346	905,433
Inventory	1,403,329	1,428,735
Construction assets held for distribution	—	2,575,634

	4,940,952	8,338,885

Property and equipment, net	515,086	434,493
Intangibles, net	284,404	289,865
Deferred finance costs, net	1,700	10,833

	$5,742,142	$9,074,076

Liabilities and members’ capital
Current liabilities:
Accounts payable	$1,326,522	$361,147
Payable to affiliates	3,252,659	1,484,085
Notes payable	1,000	750,000
Sales and use taxes payable	615,275	726,783
Accrued payroll	831,421	814,426
Other accrued liabilities	899,718	908,564
Deferred gain on sale of asset	—	244,718
Construction liabilities held for distribution	—	3,153,185

	6,926,595	8,442,908

Retained (deficit) earnings	(1,184,453)	815,053
Accumulated other comprehensive loss	—	(183,885)

Members’ (deficit) capital	(1,184,453)	631,168

	$5,742,142	$9,074,076

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001
Revenues:
Room rental revenues	$86,084,512	$86,565,788	$90,244,543
Other inn-related sales	4,794,494	4,492,742	4,214,003

Hotel revenues	90,879,006	91,058,530	94,458,546

Renovation and refurbishment revenues	3,801,155	7,205,185	8,755,715
Overhead reimbursements (from affiliates)	1,823,587	1,592,650	1,102,605
Management and license fee income	322,380	384,671	8,195
Gain on sale of assets, net	298,157	298,152	212,892
Investment income, net	596,267	182,505	283,569

Total revenues	97,720,552	100,721,693	104,821,522

Expenses:
Lease expense (to affiliate)	40,858,985	40,706,329	41,443,621
Cost of renovation and refurbishment projects	3,592,211	6,734,346	8,182,427
Room expenses	23,062,820	23,066,023	23,773,580
Utilities	4,452,208	5,404,310	5,539,296
General and administrative	14,562,113	15,207,657	16,514,914
Maintenance	5,656,463	4,195,862	3,958,198
Advertising	3,974,389	3,573,080	4,431,000
Franchise fees	190,162	212,405	—
Depreciation and amortization	147,667	277,299	264,149
Cost of acquisition	181,143	—	—

Total expenses	96,678,161	99,377,311	104,107,185

Income from continuing operations	1,042,391	1,344,382	714,337
(Loss) income from discontinued operations	(801,047)	(447,457)	735,527

Net income	$241,344	$896,925	$1,449,864

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Members’ Capital (Deficit)

	2003	2002	2001
Retained (deficit) earnings
Balance at beginning of year	$815,053	$477,421	$533,602
Net income	241,344	896,925	1,449,864
Distributions	(2,240,850)	(559,293)	(1,506,045)

Balance at end of year	(1,184,453)	815,053	477,421

Accumulated other comprehensive income (loss)
Balance at beginning of year	(183,885)	(290,452)	(313,032)
Unrealized gains on securities	485,222	106,567	22,580
Reclassification adjustment for realized gain included in net income	(301,337)	—	—

Net other comprehensive income (loss) adjustments	183,885	106,567	22,580

Balance at end of year	—	(183,885)	(290,452)

Total members’ (deficit) capital	$(1,184,453)	$631,168	$186,969

Comprehensive income
Net income	$241,344	$896,925	$1,449,864
Net other comprehensive income Adjustments	183,885	106,567	22,580

Total comprehensive income	$425,229	$1,003,492	$1,472,444

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
Operating activities
Income from continuing operations	$1,042,391	$1,344,382	$714,337
Adjustments to reconcile income from continuing operations to cash provided by (used in) operating activities:
(Loss) income from discontinued operations	(801,047)	(447,457)	735,527
Depreciation and amortization	169,594	296,627	288,583
Amortization of deferred finance costs	9,133	—	—
Gain on sale of assets, net	(298,157)	(298,152)	(211,985)
Realized gain on sale of marketable securities	(301,337)	—	—
Changes in assets and liabilities increasing (decreasing) cash:
Accounts receivable	403,657	(319,653)	(412,475)
Costs and estimated earnings in excess of billings	1,095,102	(1,120,681)	—
Payable to affiliates	1,731,148	1,479,702	1,285,281
Predevelopment costs	88,286	(45,104)	(108,580)
Prepaid expenses and other assets	325,791	(185,826)	(310,021)
Inventory	25,406	23,378	(750)
Subcontractors payable	(1,994,341)	409,109	(1,946,695)
Accounts payable	965,375	(82,102)	(149,953)
Accrued payroll and other accrued liabilities	(605,191)	(1,549,150)	(247,202)

Net cash provided by (used in) operating activities	1,855,810	(494,927)	(363,933)

Investing activities
Additions to property and equipment	(214,180)	(129,415)	(177,835)
Disposal of property and equipment	2,050	—	—
Purchase of marketable securities	(16,480)	—	—

Net cash used in investing activities	(228,610)	(129,415)	(177,835)

Financing activities
Distributions to members	(174,440)	(559,293)	(596,331)
Proceeds from notes payable	1,000	750,000	11,300
Payments on notes payable	(177,423)	(318,560)	(9,050)

Net cash used in financing activities	(350,863)	(127,853)	(594,081)

Net change in cash	1,276,337	(752,195)	(1,135,849)
Cash at beginning of year	284,522	1,036,717	2,172,566

Cash at end of year	$1,560,859	$284,522	$1,036,717

Supplemental information
Interest paid	$14,616	$4,396	$32,238

Non-cash activities
Unrealized gain on marketable securities	$485,222	$106,567	$22,580

Non-cash distribution to reduce affiliate receivable	$—	$—	$(909,714)

Non-cash distribution of assets	$(2,066,410)	$—	$—

See accompanying notes.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements

December 31, 2003

1. Business and Basis of Financial Statements

Kitchin Hospitality, LLC (the “Company”) primarily leases and operates inns owned by Jameson Inns, Inc. (“JII”). Jameson Inns, Inc. owns the Jameson Inn and Signature Inn properties (“Inns”). Thomas W. Kitchin is the Chairman and CEO of JII and of the Company.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions among the entities and the divisions included in the consolidated financial statements have been eliminated. The Company and its divisions perform the following activities:

•	The Hotel division leases the Inns from JII (see Note 3) and operates the Inns in all respects, including staffing, advertising, housekeeping, and routine maintenance. The Company is the exclusive lessee of JII’s Inns. At December 31, 2003, the Company leased 119 Inns (8,135 rooms). The Company also has a contract with Jameson Inns, Inc. to execute the capital budgets for these Inns for a fee.

•	The Construction division historically developed and expanded Inns for JII, including identification of suitable Inn locations, design and configuration, land preparation, construction, acquisition of initial furniture, fixtures and equipment. The Construction division also acts as the general contractor for various unrelated commercial developers. The assets and liabilities of this division were distributed to the owners of Kitchin Hospitality on December 31, 2003 (see Note 8).

The members have no liability for any debt, obligations, or liabilities of the Company (beyond his or her respective contributions) or for the acts or omission of any other member, agent or employee of the Company, except as provided for by section 14-11-408 of the Georgia Securities Act of 1973, as amended.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

1. Business and Basis of Financial Statements (continued)

On January 2, 2004, the Company was acquired by Jameson Inns, Inc. for consideration of 2,185,430 shares of JII stock, subject to adjustment, and $1.3 million in cash. The adjustment, which is based on the working capital of the Company as of December 31, 2003, is expected to approximate a reduction of 32,064 shares. In connection with this transaction, the Company distributed certain assets and liabilities to its members in accordance with the Membership Interest Purchase Agreement (See Note 8). The Company incurred costs of $181,000 in the year ended December 31, 2003 related to this acquisition.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

Revenue Recognition

Hotels

For Inns operated by the Company, hotel revenues and other fees are recognized when rooms are occupied and services are rendered.

Construction Contracts

Billings and costs applicable to construction contracts were recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date compared to estimated total cost for each contract. Revisions to estimated contract profits or losses were made in the year in which circumstances requiring such revisions become known. Any anticipated losses on construction contracts were charged to operations as soon as such losses could be estimated.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all short-term investments with maturities of 90 days or less at the time of purchase to be cash equivalents.

Marketable Securities

The Company considers all of its marketable securities as available-for-sale and hence records them at fair value with changes in unrealized gains or losses being recorded directly to members’ capital (deficit). Fair value is based on the closing price of the securities on the last day of trading in the year. The marketable securities at December 31, 2002 consisted primarily of 72,727 shares of JII Series A Preferred Stock from the sale of the billboards in April of 1999. These securities were distributed on December 31, 2003 to the owners of Kitchin Hospitality as part of the distribution discussed in Note 8, and the Company’s unrealized accumulated gain of $301,337 was recognized as a component of income from continuing operations in the year ended December 31, 2003.

Accounts Receivable

Receivables are recognized and carried at original amount earned less a provision for any uncollectible amounts, which approximates fair value. An allowance for doubtful accounts is made when collection of the full amounts is no longer probable.

Predevelopment Costs

The Company capitalizes direct costs related to specific future projects when they are deemed probable. When the project is no longer deemed probable, the capitalized direct costs are expensed to operations, or the costs are transferred to the project when construction begins.

Inventory

Inventory, consisting primarily of room linens, towels and other supplies, is stated at the lower of cost (first-in, first-out method) or market. Replacements of inventory are expensed.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost.

Depreciation is calculated using the straight-line method over five years for vehicles and over three to seven years for office furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives ranging from three to ten years, not to exceed the remaining term of the respective lease (see Note 3).

The Company accounts for the impairment and disposal of long-lived assets in accordance with SFAS No. 144. The Company’s long-lived assets are individually evaluated for impairment when conditions exist that indicate that it is probable that the sum of the related expected future cash flows (on an undiscounted basis) are less than the historical net cost basis. Upon determination that a permanent impairment has occurred, the related assets are reduced to their fair value. There were no impairment losses recorded for the periods presented.

Intangibles

Intangibles consist of:

	2003	2002
Goodwill	$203,862	$203,862
Registered trademarks	129,807	129,807

	333,669	333,669
Accumulated amortization	(49,265)	(43,804)

	$284,404	$289,865

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with SFAS No. 142. Goodwill is subject to at least an annual assessment for impairment in which an evaluation is made to determine if events or circumstances have occurred that indicate impairment.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Intangibles (continued)

The registered trademarks are related to operating the Inns. The leases described in Note 3 require the Company to operate the Inns using the trademarks and not to use the trademarks (or license its use to any other parties) for the operation of lodging facilities other than the Inns unless JII does not object to such unrelated use. JII has an option to purchase these trademarks from the Company at the end of the lease term (or upon the earlier termination of the lease with respect to all of the Inns) for $25,000 and $50,000, respectively. This option was exercised in connection with the acquisition of the Company and termination of the leases with JII effective January 2, 2004. The registered trademarks are being amortized over 20 years, and amortization expense was $5,461, $5,232, and $6,840 for 2003, 2002 and 2001, respectively.

Income Taxes

Kitchin Hospitality, LLC has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members report their proportionate share of the Company’s taxable income or loss in their respective tax returns; therefore, no provision for income taxes has been included in the accompanying financial statements.

Advertising

The Company expenses advertising costs as incurred.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The adoption of FIN 45 did not have any impact to the Company’s financial position, results of operations, or disclosures.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period ending after March 15, 2004, unless the entity meets the definition of a special purpose entity as promulgated in previous accounting guidance. The Company does not expect FIN 46 to have any impact on the Company’s financial position, results of operations, or disclosures.

3. Leases with Affiliate

In January 1994, the Company entered into a Master Lease (the “Jameson Lease”) with JII covering all of the Jameson Inn properties, whereby all of the operating Inns are leased to the Company under the Jameson Lease and future Inns constructed by JII during the term of the Jameson Lease will be added to the Jameson Lease upon completion of each such Inn’s construction. In May 1999, the Company entered into a separate Master Lease with JII covering the Signature Inn properties (the “Signature Lease”).

The Jameson and Signature leases, which expire on December 31, 2011 and December 31, 2012, respectively, provide for payment of Base Rent plus Percentage Rent. Base Rent, which is payable monthly, equals $264 and $394 per month for the Jameson Inns and Signature Inns, respectively, for each available room in the Inns at the beginning of the relevant month. Percentage Rent, which is payable quarterly, is calculated as a percentage of the total amount of room rental and certain other miscellaneous revenues realized by the Company over the relevant period less base rent paid for such period. For Jameson Inns, the percentage is 39.0% of such revenues up to $23.57 per day per room in 2003 plus 65% of all additional average daily room rental

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

3. Leases with Affiliate (continued)

revenues. For Signature Inns, the percentage is 37% of such revenues up to $39.55 per day per room in 2003 plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues. Total rent for the Jameson Inns for any calendar year may not exceed 47% of total room rental revenues of Jameson Inns for that year.

Base rent totaled $30,334,281, $30,980,783 and $31,279,152 in 2003, 2002 and 2001, respectively. Percentage rent totaled $11,126,189, $11,087,135, and $11,597,800 in 2003, 2002 and 2001, respectively.

Under the Leases, JII is required to maintain the structural elements of each Inn. The Company is required, at its expense, to maintain the Inns (exclusive of furniture, fixtures and equipment) in good order and to make nonstructural repairs which may be necessary and which do not significantly alter the character or purpose, or significantly detract from the value or operating efficiencies of the Inns. All alterations, replacements and improvements are subject to all the terms and provisions of the Lease and become the property of JII upon termination of the Leases.

On April 2, 1999, the Company completed the sale of the outdoor advertising assets and certain operations of the Company to JII. Consideration of $2,381,000 paid to the Company from JII consisted of (i) 72,727 shares of JII Series A Preferred Stock (at $17.625 per share), (ii) $400,000 in cash, and (iii) the assumption of indebtedness of approximately $700,000. The gain of $1,163,098 was being recognized over the lease period and $244,718, $212,892 and $212,892 was recognized in each of the three years ended December 31, 2003, 2002, and 2001 respectively.

The Company leases approximately 100 billboards from JII for initial terms of five years. These leases expire at various dates but generally include 5-year automatic renewal periods; the leases provide for future minimum payments by the Company as follows:

Year ending December 31
2004	$638,619
2005	650,642
2006	281,104
2007	195,577
2008	97,279
Thereafter	37,137

$1,900,358

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

3. Leases with Affiliate (continued)

The Company incurred lease expense for billboards totaling $609,020, $622,531, and $646,529 for 2003, 2002 and 2001, respectively. These expenses are included with lease expense (to affiliate) for all periods presented. Effective with the sale of the Company to JII on January 2, 2004, these leases were eliminated.

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2003	2002
Furniture, fixtures and equipment	$1,384,782	$1,622,508
Leasehold improvements	241,451	366,284

	1,626,233	1,988,792
Accumulated depreciation	(1,111,147)	(1,521,703)

	$515,086	$467,089

Depreciation expense, including amounts related to continuing and discontinued operations, for 2003, 2002 and 2001 was $164,133, $291,395 and $281,743, respectively. Property and equipment, net, as of December 31, 2002 includes $32,596 of assets held for distribution (see Note 8).

5. Notes Payable

Notes payable consist of the following at December 31:

	2003	2002
$1.5 million line of credit, maturing on May 5, 2004, interest only installments due monthly until maturity. Interest accrues at the rate of prime plus .75% (4.75% at December 31, 2003). This loan is secured by hotel receivables and is guaranteed by the CEO of the Company.	$1,000	$750,000

Total	1,000	750,000
Less current portion	(1,000)	(750,000)

	$—	$—

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

5. Notes Payable (continued)

On October 15, 2003, the Company modified its existing line of credit agreement with its bank, and availability under this line was reduced from $2.0 million to $1.5 million. The line of credit has $1.5 million available for hotel operating purposes as of December 31, 2003.

Interest expense of $14,616, $4,396, and $32,238 for 2003, 2002, and 2001, respectively, is included in investment income, net.

6. Discontinued Operations

In accordance with SFAS No. 144, results of discontinued operations are included in a separate component of income on the consolidated statements of income and comprehensive income under the heading, “Loss (Income) from Discontinued Operations.” This change has resulted in certain reclassifications of 2002 and 2001 financial statement amounts.

The components of loss from discontinued operations related to hotel operations for the years ended December 31, 2003, 2002 and 2001 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale by JII for the respective periods.

	Year ended December 31
	2003	2002	2001
Room rental revenues	$1,932,104	$3,163,244	$3,599,129
Other inn-related sales	43,355	230,692	181,132

Total revenue	1,975,459	3,393,936	3,780,261

Expenses:
Lease expense (to affiliate)	1,210,555	1,984,120	2,079,860
Room expenses	725,637	1,122,692	1,194,921
General and administrative	289,849	555,845	579,895
Maintenance	148,641	274,740	304,782
Utilities	67,349	255,708	257,865
Advertising	104,145	155,477	221,876

Total expenses	2,546,176	4,348,582	4,639,199

Loss from discontinued operations	$(570,717)	$(954,646)	$(858,938)

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

6. Discontinued Operations (continued)

The components of (loss) income from discontinued operations related to construction operations for the years ended December 31, 2003, 2002, and 2001 are shown below. These include the full year of construction activities for each period presented. The Company disposed of certain components of its construction operations on December 31, 2003 in connection with the sale of the Company to JII (See Note 8).

	Year ended December 31
	2003	2002	2001
Construction contract revenues	$11,030,326	$16,794,263	$25,492,241
Loss on sale of assets	—	—	(907)
Investment income	5,462	—	1,633

Total revenues	11,035,788	16,794,263	25,492,967

Cost of construction revenues	10,428,600	13,223,234	19,417,590
General and administrative	815,591	3,044,512	4,456,478
Depreciation and amortization	21,927	19,328	24,434

Total expenses	11,266,118	16,287,074	23,898,502

(Loss) income from discontinued operations	$(230,330)	$507,189	$1,594,465

Construction assets and liabilities held for sale as of December 31, 2002 are summarized below:

Construction assets held for distribution:
Contracts and other receivables	$1,313,073
Predevelopment costs	88,286
Costs in excess of billings	1,120,681
Prepaid expenses and other assets	20,998
Property and equipment, net	32,596

Total construction assets held for distribution	$2,575,634

Construction liabilities held for distribution:
Subcontractors payable	$2,516,549
Other accrued liabilities	636,636

Total construction liabilities held for distribution	$3,153,185

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

7. Other Related Party Transactions

The Company shares office space and management with JII. The Company has a Cost Reimbursement Agreement with JII whereby JII agrees to pay for its share of management’s time, the use of office space, office equipment, telephones, file and storage space and other reasonable and necessary office equipment and facilities and personnel costs. Overhead charged to JII was approximately $1,824,000, $1,574,000 and $875,000 for 2003, 2002 and 2001, respectively, pursuant to the Cost Reimbursement Agreement and is reflected as overhead reimbursements in the accompanying statements of income. In 2002 and 2001, the Company also received overhead reimbursements from other affiliated companies of approximately $19,000 and $228,000, respectively.

The Company’s construction contracts with JII are generally fixed price and limit the Company’s profit on each contract to no more than 10% after considering costs of construction and certain other amounts. The Company does not believe that there were amounts in excess of such limitations at December 31, 2003, 2002 and 2001.

Although JII is the legal borrower of construction loans or related debt, the Company is responsible for interest due on such financing during the construction period as a part of its construction contracts. Construction period interest incurred during 2002 and 2001, which is included in cost of revenues earned, totaled approximately $59,000 and $510,000, respectively. There was not any construction period interest during 2003. Interest paid includes amounts paid on behalf of JII.

On June 5, 2001, the Company entered into a Capital Refurbishment Agreement with JII authorizing the Company to complete all refurbishment projects for Jameson Inns, Inc. The agreement requires JII to pay the Company cost plus a 7% profit margin for the refurbishment projects. For the years ended December 31, 2003 and 2002, total amounts billed by the Company to JII in accordance with the Capital Refurbishment Agreement were $4,093,000 and $6,924,000, respectively, and are included as a component of construction revenues.

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

8. Member Distributions

On December 31, 2003, the assets and liabilities of two wholly owned subsidiaries, Kitchin Development & Construction Company, LLC and Kitchin Residential Construction Company, LLC, were distributed to the members of Kitchin Hospitality, LLC in connection with the sale of the Company (See Note 1). The impact to the financial statements of Kitchin Hospitality, LLC is summarized in the following table.

December 31, 2003
Assets:
Cash	$174,440
Marketable securities	1,744,731
Construction contract and other receivables	867,535
Costs in excess of billings	25,579
Construction in progress	283,995
Prepaid and other expenses	320,720

Total assets	$3,417,000

Liabilities:
Subcontractors payable	$522,208
Notes payable	572,577
Other accrued liabilities	81,365

Total liabilities	1,176,150

Net distribution	$2,240,850

Kitchin Hospitality, LLC

Notes to Consolidated Financial Statements (continued)

9. Commitments and Contingencies

The Company leases office space and billboards from third party companies for terms of 1 to 7 years. These leases expire at various dates and then may continue on a month-to-month basis pending renewal or cancellation of the leases. The leases provide for future minimum payments by the Company as follows:

Year ending December 31,
2004	$913,425
2005	202,160
2006	104,271
2007	76,730
2008	78,655
Thereafter	81,801

$1,457,042

Office rent expense, excluding amounts reimbursed by JII under the Cost Reimbursement Agreement, totaled $107,341, $340,368 and $349,282 for 2003, 2002 and 2001, respectively. Billboard rent to third party companies totaled $1,920,169, $1,748,109 and $1,852,765 for 2003, 2002 and 2001, respectively. Effective January 2, 2004, these leases will be assumed by JII in connection with its acquisition of the Company.

From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management, after reviewing with legal counsel all actions and proceedings, believes that aggregate losses, if any, would not have a material adverse effect on the Company’s financial position or results of operations.

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits incorporated by references are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are filed herewith.

Exhibit Number		Description

2.1	—	Membership Interest Purchase Agreement for the purchase of Kitchin Hospitality, LLC dated September 10, 2003 and incorporated by reference to Schedule 14A filed December 8, 2003

3.1	—	Amended and Restated Articles of Incorporation of the Registrant, as further amended through May 6, 1999, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001

3.2	—	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1	—	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2	—	Specimen certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No. 000- 23256)

4.3	—	Specimen certificate of $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

10.1	—	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2	—	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3	—	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4	—	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5	—	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6	—	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7	—	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8	—	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9	—	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10	—	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit Number		Description

10.11	—	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12	—	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13	—	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14	—	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15	—	Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.16	—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.17	—	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.18	—	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.19	—	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20	—	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21	—	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22	—	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.23	—	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.24	—	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.25	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.26	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.27	—	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.28	—	Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

Exhibit Number		Description

10.29	—	Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.30	—	Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.31	—	Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.32	—	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.33	—	Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia Inn incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

10.34	—	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.35	—	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns, Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.36	—	Schedule of documents substantially similar to Exhibit 10.35 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.37	—	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit Number		Description

10.38	—	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.39	—	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.40	—	Schedule of documents substantially similar to Exhibit 10.39 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.41	—	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.42	—	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.43	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.44	—	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.45	—	Schedule of documents substantially similar to Exhibit 10.38 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.46	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.48	—	Employment Contract with Thomas W. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(4) to the Schedule TO filed on March 20, 2002

10.49	—	Employment Contract with Craig R. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(5) to the Schedule TO filed on March 20, 2002

10.50	—	Employment Contract with William D. Walker dated November 29, 2001 incorporated by reference to Exhibit 99(d)(6) to the Schedule TO filed on March 20, 2002

10.51	—	Employment Contract with Steven A. Curlee dated November 29, 2001 incorporated by reference to Exhibit 99(d)(7) to the Schedule TO filed on March 20, 2002

10.52	—	Employment Contract with Martin D. Brew dated November 29, 2001 incorporated by reference to Exhibit 99(d)(8) to the Schedule TO filed on March 20, 2002

10.53	—	Capital Improvement Contract between Jameson Inns, Inc. and Kitchin Development & Construction Company, LLC (a wholly owned subsidiary of KH, LLC) dated August 2, 2002 for capital improvement work on Jameson Inns and Signature Inns incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

Exhibit Number		Description

10.54	—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Development and Construction Company, LLC ( a wholly owned subsidiary of KH, LLC) dated August 2, 2002 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.55	—	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

21.1	—	Subsidiaries of the Registrant

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002