Form 10-K/A
period 2003-12-31
JAMESON INNS INC
filed 2004-04-29
CIK 914373

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

(Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of March 12, 2004: $33,421,176.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

Number of shares of common stock outstanding on March 12, 2004: 14,107,933.

This Amendment No. 1 on Form l0-K/A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 is being filed to correct two numbers in the Kitchin Hospitality, Inc. Consolidated Statements of Income on page F-36 which were inadvertently switched, to correct the header on Exhibit 21.1 which was mislabeled by the Edgar filing agent and to add a pending legal proceeding in Item 3. The correction of the two numbers in the financial statements that were switched has no effect on total expenses or net income as previously reported.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held June 4, 2004 are incorporated by reference into Part III.

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

Our directors are defendants in the case captioned: Tammy Newman v. Jameson Inns, Inc. et al., Superior Court, DeKalb County, Georgia, which is a shareholder lawsuit filed October 31, 2003 seeking class action status and derivative status for claims based on our acquisition of Kitchin Hospitality, LLC. Plaintiff has also named Jameson Inns, Inc. as a nominal defendant. This case was settled by agreement of the parties for certain non-monetary actions we have agreed to take and a payment to the plaintiff’s attorneys for their legal fees in an amount to be approved by the court, not to exceed $175,000. We will also be required to pay costs of providing notice of the settlement to our shareholders, which are estimated to be approximately $25,000. We have incurred legal fees on behalf of both the company and our directors (as required under our indemnification agreements with those directors). We may incur additional fees as the case is still pending court approval. Our directors and officers liability insurance carrier has agreed to reimburse us for 50% of the costs of settling this case, not to exceed $100,000.

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee of Kitchin Hospitality were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at our Inn in Pearl, Mississippi. None of the minors were guests of the hotel, but allegedly engaged in sexual activities in one of the rooms. We have denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. We will vigorously defend against this claim. We are insured for this claim and we do not expect that this case will have any material adverse effect upon our financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-K/A are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K/A, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(3) The following exhibits are filed as part of this Annual Report or incorporated herein by reference:

Exhibit Number		Description

2.1	—	Membership Interest Purchase Agreement for the purchase of Kitchin Hospitality, LLC dated September 10, 2003 and incorporated by reference to Schedule 14A filed December 8, 2003

3.1	—	Amended and Restated Articles of Incorporation of the Registrant, as further amended through May 6, 1999, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001

3.2	—	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1	—	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2	—	Specimen certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No.000- 23256)

4.3	—	Specimen certificate of $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

10.1	—	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2	—	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3	—	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4	—	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5	—	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6	—	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7	—	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8	—	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9	—	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10	—	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11	—	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12	—	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13	—	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14	—	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15	—	Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.16	—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.17	—	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.18	—	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.19	—	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20	—	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21	—	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22	—	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.23	—	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.24	—	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.25	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.26	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.27	—	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.28	—	Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

10.29	—	Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.30	—	Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.31	—	Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.32	—	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.33	—	Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia Inn incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

10.34	—	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.35	—	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns, Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.36	—	Schedule of documents substantially similar to Exhibit 10.35 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.37	—	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.38	—	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.39	—	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.40	—	Schedule of documents substantially similar to Exhibit 10.39 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.41	—	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.42	—	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.43	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.44	—	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.45	—	Schedule of documents substantially similar to Exhibit 10.38 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.46	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.48	—	Employment Contract with Thomas W. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(4) to the Schedule TO filed on March 20, 2002

10.49	—	Employment Contract with Craig R. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(5) to the Schedule TO filed on March 20, 2002

10.50		—	Employment Contract with William D. Walker dated November 29, 2001 incorporated by reference to Exhibit 99(d)(6) to the Schedule TO filed on March 20, 2002

10.51		—	Employment Contract with Steven A. Curlee dated November 29, 2001 incorporated by reference to Exhibit 99(d)(7) to the Schedule TO filed on March 20, 2002

10.52		—	Employment Contract with Martin D. Brew dated November 29, 2001 incorporated by reference to Exhibit 99(d)(8) to the Schedule TO filed on March 20, 2002

10.53		—	Capital Improvement Contract between Jameson Inns, Inc. and Kitchin Development & Construction Company, LLC (a wholly owned subsidiary of KH, LLC) dated August 2, 2002 for capital improvement work on Jameson Inns and Signature Inns incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.54		—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Development and Construction Company, LLC ( a wholly owned subsidiary of KH, LLC) dated August 2, 2002 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.55		—	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

21.1		—	Subsidiaries of the Registrant

23.1	(a)	—	Consent of Ernst & Young LLP

31.1		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on April 29, 2004.

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

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001
Revenues:
Room rental revenues	$86,084,512	$86,565,788	$90,244,543
Other inn-related sales	4,794,494	4,492,742	4,214,003

Hotel revenues	90,879,006	91,058,530	94,458,546

Renovation and refurbishment revenues	3,801,155	7,205,185	8,755,715
Overhead reimbursements (from affiliates)	1,823,587	1,592,650	1,102,605
Management and license fee income	322,380	384,671	8,195
Gain on sale of assets, net	298,157	298,152	212,892
Investment income, net	596,267	182,505	283,569

Total revenues	97,720,552	100,721,693	104,821,522

Expenses:
Lease expense (to affiliate)	40,858,985	40,706,329	41,443,621
Cost of renovation and refurbishment projects	3,592,211	6,734,346	8,182,427
Room expenses	23,062,820	23,066,023	23,773,580
Utilities	5,656,463	5,404,310	5,539,296
General and administrative	14,562,113	15,207,657	16,514,914
Maintenance	4,452,208	4,195,862	3,958,198
Advertising	3,974,389	3,573,080	4,431,000
Franchise fees	190,162	212,405	—
Depreciation and amortization	147,667	277,299	264,149
Cost of acquisition	181,143	—	—

Total expenses	96,678,161	99,377,311	104,107,185

Income from continuing operations	1,042,391	1,344,382	714,337
(Loss) income from discontinued operations	(801,047)	(447,457)	735,527

Net income	$241,344	$896,925	$1,449,864

See accompanying notes.

Kitchin Hospitality, LLC

Consolidated Statements of Members’ Capital (Deficit)

	2003	2002	2001
Retained (deficit) earnings
Balance at beginning of year	$815,053	$477,421	$533,602
Net income	241,344	896,925	1,449,864
Distributions	(2,240,850)	(559,293)	(1,506,045)

Balance at end of year	(1,184,453)	815,053	477,421

Accumulated other comprehensive income (loss)
Balance at beginning of year	(183,885)	(290,452)	(313,032)
Unrealized gains on securities	485,222	106,567	22,580
Reclassification adjustment for realized gain included in net income	(301,337)	—	—

Net other comprehensive income (loss) adjustments	183,885	106,567	22,580

Balance at end of year	—	(183,885)	(290,452)

Total members’ (deficit) capital	$(1,184,453)	$631,168	$186,969

Comprehensive income
Net income	$241,344	$896,925	$1,449,864
Net other comprehensive income Adjustments	183,885	106,567	22,580

Total comprehensive income	$425,229	$1,003,492	$1,472,444

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

Exhibit Number		Description

2.1	—	Membership Interest Purchase Agreement for the purchase of Kitchin Hospitality, LLC dated September 10, 2003 and incorporated by reference to Schedule 14A filed December 8, 2003

3.1	—	Amended and Restated Articles of Incorporation of the Registrant, as further amended through May 6, 1999, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001

3.2	—	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1	—	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2	—	Specimen certificate of 9.25% Series A Cumulative Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 13, 1998 (File No. 000- 23256)

4.3	—	Specimen certificate of $1.70 Series S Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 26, 1999 (File no. 000-23256)

10.1	—	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2	—	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3	—	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4	—	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5	—	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6	—	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7	—	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8	—	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9	—	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10	—	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit Number		Description

10.11	—	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12	—	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13	—	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14	—	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15	—	Cost Reimbursement Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11, File No. 33-71160

10.16	—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Construction Company) for construction of Jameson Inns incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.17	—	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.18	—	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.19	—	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20	—	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21	—	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22	—	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.23	—	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.24	—	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.25	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.26	—	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.27	—	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.28	—	Form of Construction Loan Agreement, Indenture, Security Agreement and Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. (formerly Jameson Company) for construction of Jameson Inn incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11, File No. 33-71160

Exhibit Number		Description

10.29	—	Form of Construction Loan Indenture, Security Agreement, Assignment of Fees and Income, Promissory Note for $4.2 million revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.30	—	Form of Deed to Secure Debt, Security Agreement, Assignment of Operating Lease, Assignment of Fees and Income, Promissory Note for loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.31	—	Loan Modification Agreement and Note increasing by $2.6 million the revolving loan from Empire Financial Services, Inc. to Jameson Inns., Inc. incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.32	—	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.33	—	Adjustable Rate Note dated June 30, 1996 in the amount of $1,050,000 from Jameson Inns, Inc. to Empire Financial Services, Inc. for loan on Waynesboro, Georgia Inn incorporated by reference to Exhibit 10.3 to the Report for the quarter ended March 31, 1996

10.34	—	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.35	—	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.; Reimbursement Agreement between Jameson Inns, Inc. and Firstar Bank, N.A. dated December 22, 1999; Mortgage, Assignment of Rents and Security Agreement from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment of Leases and Rents from Jameson Inns, Inc. to Firstar Bank, N.A. dated as of December 22, 1999; Assignment and Subordination of Master Lease by Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Hospitality, LLC) for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Environmental Indemnity Agreement by Jameson Inns, Inc. to and for the benefit of Firstar Bank, N.A. dated as of December 22, 1999; Agreement with respect to Pledged Bonds by and among Firstar Bank, N.A., as Trustee, Firstar Bank, N.A. as Letter of Credit Bank and Jameson Inns, Inc. dated as of December 1, 1999; Bond Purchase Agreement by and among the City of Elkhart, Indiana, Jameson Inns, Inc. and Banc One Capital Markets, Inc. dated as of December 21, 1999; Remarketing Agreement between Banc One Capital Markets, Inc. and Jameson Inns, Inc. dated as of December 1, 1999 incorporated by reference to Exhibit 10.32 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.36	—	Schedule of documents substantially similar to Exhibit 10.35 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.37	—	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit Number		Description

10.38	—	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attonment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.39	—	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.40	—	Schedule of documents substantially similar to Exhibit 10.39 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.41	—	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.42	—	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.43	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.44	—	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.45	—	Schedule of documents substantially similar to Exhibit 10.38 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.46	—	Schedule of documents substantially similar to Exhibit 10.42 incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.48	—	Employment Contract with Thomas W. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(4) to the Schedule TO filed on March 20, 2002

10.49	—	Employment Contract with Craig R. Kitchin dated November 29, 2001 incorporated by reference to Exhibit 99(d)(5) to the Schedule TO filed on March 20, 2002

10.50	—	Employment Contract with William D. Walker dated November 29, 2001 incorporated by reference to Exhibit 99(d)(6) to the Schedule TO filed on March 20, 2002

10.51	—	Employment Contract with Steven A. Curlee dated November 29, 2001 incorporated by reference to Exhibit 99(d)(7) to the Schedule TO filed on March 20, 2002

10.52	—	Employment Contract with Martin D. Brew dated November 29, 2001 incorporated by reference to Exhibit 99(d)(8) to the Schedule TO filed on March 20, 2002

10.53	—	Capital Improvement Contract between Jameson Inns, Inc. and Kitchin Development & Construction Company, LLC (a wholly owned subsidiary of KH, LLC) dated August 2, 2002 for capital improvement work on Jameson Inns and Signature Inns incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

Exhibit Number			Description

10.54		—	Form of Construction Contract between Jameson Inns, Inc. and Kitchin Development and Construction Company, LLC ( a wholly owned subsidiary of KH, LLC) dated August 2, 2002 incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.55		—	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

21.1		—	Subsidiaries of the Registrant

23.1	(a)	—	Consent of Ernst & Young LLP

31.1		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002