Form 10-Q
period 2004-03-31
JAMESON INNS INC
filed 2004-05-14
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $.10 Par Value – 14,060,934 shares outstanding as of May 10, 2004.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$2,689,109	$3,549,083
Restricted cash	1,162,334	1,642,038
Accounts receivable, net of allowance of $93,670 in 2004	1,881,731	—
Receivable from affiliate	—	3,252,659
Other receivables	350,236	186,152
Inventory	1,366,495	—

Total current assets	7,449,905	8,629,932

Operating property and equipment	379,263,305	378,499,689
Property and equipment held for sale	—	4,281,626
Less accumulated depreciation	(89,405,852)	(85,665,125)

	289,857,453	297,116,190

Deferred finance costs, net	2,083,125	2,227,570
Deferred tax asset, net	3,595,537	—
Other assets	2,356,293	1,297,808

	$305,342,313	$309,271,500

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$41,341,990	29,952,622
Line of credit borrowings	1,501,000	10,675
Accounts payable and accrued expenses	3,420,740	1,102,614
Accrued interest payable	900,917	968,627
Accrued property and other taxes	1,777,679	1,642,831
Accrued payroll	1,259,065	—
Preferred stock dividends payable	1,667,619	1,667,612

Total current liabilities	51,869,010	35,344,981

Mortgage notes payable, less current portion	165,424,941	183,858,821

	217,293,951	219,203,802

Stockholders’ Equity
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 40,000,000 shares authorized, 14,060,860 shares (11,928,341 at December 31, 2003) issued and outstanding	1,406,086	1,192,835
Contributed capital	96,699,578	92,701,662
Unamortized deferred compensation	(2,148,675)	(2,330,144)
Accumulated deficit	(11,372,854)	(4,960,882)

Total stockholders’ equity	88,048,362	90,067,698

	$305,342,313	$309,271,500

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, (unaudited)
	2004	2003
Lodging revenues	$20,318,445	$—
Other income	87,753	28,189
Lease revenues	—	9,493,769

Total revenues	20,406,198	9,521,958

Direct lodging expenses	11,777,565	—
Property and other taxes and insurance	1,523,352	1,635,257
Depreciation	3,763,616	4,650,354
Corporate general and administrative	1,681,665	701,113
Early extinguishment of mortgage notes	9,419	106,386

Total expenses	18,755,617	7,093,110

Income from operations	1,650,581	2,428,848

Interest expense	2,968,469	3,216,905
Lease termination	8,954,361	—
Gain on sale of property and equipment	16,543	35,921

Loss before income taxes and discontinued Operations	(10,255,706)	(752,136)
Deferred tax benefit due to change in taxable status	(1,397,672)	—
Income tax benefit	(2,260,146)	—

Net loss from continuing operations	(6,597,888)	(752,136)
(Loss) income from discontinued operations, net of income tax benefit of $12,135 for 2004	(42,930)	133,495
Gain on sale of discontinued operations, net of income tax expense of $64,689 for 2004	228,846	3,411

Net loss	(6,411,972)	(615,230)
Preferred stock dividends	1,667,190	1,667,190

Net loss attributable to common stockholders	$(8,079,162)	$(2,282,420)

Net loss per share attributable to common stockholders – basic and diluted	$(0.60)	$(0.20)

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Statements of Cash Flow

	Three Months Ended March 31, (unaudited)
	2004	2003
Operating activities
Loss from continuing operations	$(6,597,888)	$(752,136)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	3,763,616	4,650,354
Amortization of deferred finance costs	203,213	245,082
Stock-based compensation expense	91,472	111,000
Early extinguishments of mortgage notes	9,419	106,386
Lease termination costs – non-cash	9,215,220	—
Gain on sale of property and equipment	(16,543)	(35,921)
Deferred income tax benefit from continuing operations	(3,648,091)	—
Changes in assets and liabilities increasing (decreasing) cash:
Accounts receivable, net	(369,228)	—
Other receivables	(17,169)	—
Inventory	36,834	—
Receivable from affiliate	—	(1,887,420)
Other assets	(724,688)	(402,341)
Accounts payable and accrued expenses	(523,389)	(31,208)
Accrued interest payable	(48,489)	(15,179)
Accrued property and other taxes	134,848	(178,016)
Accrued payroll	427,644	—

Net cash provided by operating activities	1,936,781	1,810,601

Investing activities
Reductions (additions) to restricted cash	479,704	(145,453)
Proceeds from disposition of land, property and equipment	4,621,471	2,930,000
Additions to property and equipment	(596,866)	(1,311,991)

Net cash provided by investing activities	4,504,309	1,472,556

Financing activities
Common stock dividends paid	—	(568,159)
Preferred stock dividends paid	(1,667,183)	(1,666,790)
Proceeds from issuance of common stock, net of offering expense	3,530	6,570
Proceeds from mortgage notes payable	—	161,141
Proceeds from line of credit, net	1,500,000	1,500,000
Payment of deferred finance costs	(27,159)	(148,127)
Payoff of mortgage notes payable	(4,499,592)	(2,310,000)
Payments on mortgage notes payable	(2,555,595)	(2,499,812)

Net cash used in financing activities	(7,245,999)	(5,525,177)

Net cash used in continuing operations	(804,909)	(2,242,020)
Net cash (used in) provided by discontinued operations	(55,065)	210,620

Net change in cash	(859,974)	(2,031,400)
Cash at beginning of year	3,549,083	3,832,477

Cash at end of period	$2,689,109	$1,801,077

See accompanying notes

Part I

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the “Company”) develops, owns, operates and franchises limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®” in the southeastern United States. In addition, the Company owns and operates Inns in the midwestern United States operating under the trademark “Signature Inn®”. The Company also receives rental revenue from the sale of advertising of its owned billboards.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust, becoming a taxable C-corporation effective as of the beginning of the year.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other interim period. The hotel industry is seasonal in nature. The hotel revenues recognized are generally greater in the second and third quarters than in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K/A for the year ended December 31, 2003.

2. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) which was revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003 for the year ended December 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were effective for the first reporting period ending after March 15, 2004. The adoption of FIN 46 did not have any impact on the Company’s financial position, results of operations, or disclosures.

3. Acquisition of Kitchin Hospitality, LLC

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC (“KH”) and relinquished its status as a real estate investment trust (REIT). The Company and the owners of KH reached a definitive agreement (the “Agreement”) on September 10, 2003. The transaction was approved by the Company’s shareholders on December 19, 2003. The Company has included KH’s operating results in its consolidated financial statements from January 1, 2004.

Under the applicable tax rules, a hotel REIT is not permitted to operate its hotel properties. After closing the acquisition, the Company began operating its own hotels and relinquished its election to be treated as a REIT for income tax purposes. The acquisition accomplished the Company’s goals to (a) become a fully integrated hotel company with the ability to operate its hotels without any REIT restrictions; (b) eliminate the perceived conflicts of interest in its prior relationship with KH; (c) retain future earnings and cash flow to pay down debt and for future development; and (d) pursue other business activities not permissible for the Company as a REIT.

The Company paid initial consideration of 2,185,430 shares of Company stock and $1.3 million in cash to the former owners of KH, Thomas W. Kitchin and members of his immediate family. The consideration was subject to a working capital adjustment based on a target of KH’s working capital as of December 31, 2003. The net working capital adjustment, as agreed upon, required that the owners of KH return 32,064 shares of consideration in March 2004. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the estimated fair value of the assets acquired and liabilities assumed. Under this method, the acquired assets and assumed liabilities were recorded on the Company’s balance sheet at their fair market value as of January 2, 2004. The value of goodwill and trademarks on KH’s books was eliminated, and the trademarks were revalued at $75,000 in aggregate, which represents the contract price at which the Company would have been able to purchase the trademarks from KH at the expiration of the master lease agreements.

The purchase consideration of the acquisition of $7.3 million, together with the excess of liabilities assumed over assets acquired of $1.7 million, was expensed in January as lease termination costs. The acquisition cost of the shares of Company stock was based on a price of $2.77 per share. The stock price represents the market price of the securities over a period of two days before and two days after the terms of the acquisition were agreed upon and announced. The Company incurred costs of acquisition related to professional fees (investment banking, legal, and accounting) and a shareholder lawsuit settlement (see Note 8) totaling $1.6 million. These costs were expensed in 2003. Additionally, the Company recorded a deferred tax benefit for the one time effect to establish its initial deferred tax asset for financial reporting purposes in January 2004 (see Note 5).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$1,561
Accounts receivable	1,513
Inventory	1,403
Property and equipment, net	219
Trademarks	75
Other assets, including prepaid expenses and other receivables	466

Total assets acquired	5,237

Accounts payable and accrued expenses	6,927

Total liabilities assumed	6,927

Net liabilities assumed	$1,690

Accounts payable and accrued expenses include a payable to the Company from KH of $3,252,659 as of January 2, 2004. This payable eliminates the Company’s receivable from KH of $3,252,659 as of December 31, 2003.

The following unaudited pro forma data gives effect to the Company’s acquisition of KH as if it had occurred on January 1, 2003. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred on January 1, 2003 and should not serve as a forecast of the Company’s operating results for future periods.

The adjustments to the historical data reflect the following: (i) the elimination of revenues and related costs of revenues for capital expenditure work performed by KH for the Company; (ii) the elimination of lease expense recorded by KH and revenues recorded by the Company; (iii) the elimination of overhead reimbursements recorded by the Company and related revenues recorded by KH for the leases of the Inns and the billboards; and (iv) income tax expense for the combined company as a taxable C-corporation. The pro forma adjustments for the acquisition are based upon the available information and certain assumptions that management believes are appropriate.

Period Ended March 31, 2003
Total revenues	$20,243,171

Loss from continuing operations applicable to common stockholders	$(3,035,859)

Weighted average shares outstanding for basic and diluted loss per share	13,427,197

Basic and diluted loss from continuing operations per common share	$(0.23)

4. Debt

At March 31, 2004 and December 31, 2003, the mortgage notes payable were collateralized by all of the Company’s hotel properties and, the carrying value of the long-term debt approximated its fair value. At March 31, 2004, there were mortgage loans totaling $20.4 million secured by Inns maturing over the next twelve months and two outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, totaling $6.2 million secured by letters of credit that will expire on December 31, 2004. In addition, there was a $3.5 million line of credit secured by Company owned billboards maturing on December 10, 2004 with an outstanding balance of $1.5 million at March 31, 2004. Based on preliminary discussions with these lenders and historical experience, the Company believes it can successfully obtain replacement financing of our maturing debt at satisfactory renewal terms. If the Company is unsuccessful in refinancing these obligations, it anticipates employing other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sale of Inns to meet the required obligations.

At March 31, 2004, approximately $191.8 million of the total outstanding debt of $208.3 million is variable rate debt, adjustable during the next twelve months as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
April 2004	$39.5	4.5%
May 2004	3.2	4.1%
July 2004	46.3	5.2%
September 2004	4.3	7.5%
October 2004	21.3	5.2%
January 2005	37.0	4.9%
February 2005	16.2	5.1%
March 2005	4.7	4.6%
Adjusts Daily	19.3	3.7%

Total	$191.8

The weighted average interest rate on the Company’s debt was 5.2% during the three months ended March 31, 2004 compared to 5.5% during the same period in 2003.

A $4.3 million mortgage secured by one Signature Inn was classified as a current liability for a technical violation of the debt service coverage ratio loan covenant. Based on discussions with representatives of the lender, we anticipate that the lender will not act upon this technical violation.

5. Income Taxes

The Company relinquished its status as a REIT and became a taxable C-corporation effective at the beginning of 2004. As a REIT, the Company did not record income or related deferred taxes for financial reporting purposes. As a result of the change in taxable status, the Company recorded a deferred tax benefit of $1,397,672 to establish its initial deferred tax asset resulting from the difference in the basis of its assets and liabilities for financial reporting and income tax purposes. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Significant temporary differences that give rise to the deferred tax assets and liabilities as of January 1, 2004 are as follows (dollars in thousands).

Deferred tax liabilities:
Property and equipment, principally due to differences in Depreciation	$(1,844)

Total deferred tax liabilities	(1,844)

Deferred tax assets:
Costs of acquisition	635
Stock-based compensation	665
Net operating loss carry forwards	1,563
Other	454

Total deferred tax assets	3,317
Valuation allowance for deferred tax assets	(75)

Total deferred tax asset, net of valuation allowance	3,242

Net deferred tax asset	$1,398

The Company does not expect to pay federal income taxes for the year ending December 31, 2004 given its use of net operating losses to offset taxable income. The Company has recorded an income tax benefit for continuing and discontinued operations for the three months ended March 31, 2004 of $2,207,592 at an effective rate of 19.9%. During the three months ended March 31, 2004, the Company established a deferred tax asset of approximately $3.2 million for the future deductions related to the lease termination costs offset by a valuation allowance of approximately $1.0 million. This asset excludes approximately $2.0 million of the $9.0 million lease termination charge that will not be deductible. Excluding the effects of establishing the valuation allowance and incurring nondeductible lease termination costs, the Company would have recorded an income tax benefit at an effective rate of approximately 40%.

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

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands except per share data)
Net loss attributable to common stockholders	$(8,079)	$(2,282)
Add: Stock based compensation expense, net of tax in 2004, included in reported net loss	55	111
Less: Stock-based employee compensation expense, net of tax in 2004, determined under fair value based method for all awards granted since January 1, 1995	(50)	(74)

Pro forma loss attributable to common stockholders	$(8,074)	$(2,245)

Pro forma loss per share-basic and diluted	$(0.60)	$(0.20)

Reported loss per share- basic and diluted	$(0.60)	$(0.20)

The Company recognized compensation expense of approximately $91,000 and $111,000 for the three months ended March 31, 2004 and 2003, respectively, related to the vesting of restricted stock.

7. Discontinued Operations and Property and Equipment Held for Sale

The Company reports as discontinued operations assets held for sale and assets sold in periods presented. Results of these discontinued operations are included in a separate component of income on the consolidated statements of operations. This results in reclassifications of certain 2003 financial statement amounts.

The components of income from discontinued operations for the quarters ended March 31, 2004 and 2003 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the respective periods.

	Three Months Ended March 31,
	2004	2003
Lease revenues	$—	$344,212
Lodging revenues	156,102	—

Total revenues	156,102	344,212
Expenses:
Direct lodging expenses	155,425	—
Property and other taxes and insurance	30,484	44,034
Depreciation	—	77,125

Total expenses	185,909	121,159
(Loss) income from discontinued operations before interest expense	(29,807)	223,053
Interest expense	25,258	89,558
Income tax benefit	(12,135)	—

(Loss) income from discontinued operations	$(42,930)	$133,495

The Company recorded gains on disposal of approximately $229,000, net of income tax expense of $65,000, and $3,400 related to the assets sold in first quarter 2004 and 2003, respectively. Certain of these properties were classified as held for sale in the December 31, 2003 balance sheet.

8. Commitments and Contingencies

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse affect on the Company’s financial position or results of operations.

A shareholder lawsuit seeking class action and derivative status for claims based on the acquisition of Kitchin Hospitality, LLC, was settled on December 18, 2003 by agreement of the parties for certain non-monetary actions, which the Company agreed to take, and a payment to the plaintiff’s attorney for legal fees in an amount approved by the court, not to exceed $175,000. The Company will also be required to pay costs of providing notice of the settlement to its shareholders, which costs are estimated to be approximately $25,000. The Company has incurred legal fees on its behalf and on behalf of its directors with whom it has indemnification agreements and may incur additional fees as the case is still pending court approval. The Company’s directors and officers liability insurance carrier has agreed to reimburse the Company for 50% of the costs of settling this case, not to exceed $100,000. The Company provided for the settlement and related costs, and recorded expense of $285,000 in the year ended December 31, 2003.

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee of Kitchin Hospitality were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at our Inn in Pearl, Mississippi. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2004	2003
Numerator
Net loss	$(6,411,972)	$(615,230)
Preferred stock dividends	(1,667,190)	(1,667,190)

	$(8,079,162)	$(2,282,420)

Denominator
Weighted average shares outstanding	14,078,363	11,860,718
Less: Unvested restricted shares	(582,050)	(586,887)

	13,496,313	11,273,831

Basic and Diluted Loss Per Common Share
Net loss attributable to common stockholders	$(0.60)	$(0.20)

Options to purchase 965,000 and 384,100 shares of common stock for the three month period ended March 31, 2004 and 2003, respectively, were outstanding but were not included in the computations of diluted loss per share because the securities’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Jameson Inns owns, operates and franchises limited service hotels in the economy and mid-scale segments of the lodging industry primarily in the southeastern and mid-western regions of the United States. From our initial public offering in 1994 through December 31, 2003, we had elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. On January 2, 2004, we relinquished our status as a REIT and acquired Kitchin Hospitality, LLC, which was formerly owned by Thomas Kitchin, our chairman and chief executive officer, and immediate members of his family including Craig Kitchin, our president and chief financial officer, for 2,153,366 shares of Company stock and $1.3 million in cash. As a result of these organizational changes, we believe that we will be better able to execute our growth strategies by being able to directly operate our Inns, by re-investing available cash in our hotel properties and otherwise improving our operations. As a REIT, we were required to distribute substantially all of our net taxable income to our stockholders thereby restricting our ability to grow our company.

We now own, operate and franchise 126 hotel properties, of which 103 are Jameson Inns, located predominantly in the southeastern United States and 23 are Signature Inns, located predominantly in the mid-western United States. Our hotel operation activities are conducted through our wholly owned subsidiary, Kitchin Hospitality. We also license the use of the Jameson Inn name to the owners of ten other hotels which we previously owned. We also receive rental revenue from the advertising on our owned billboards.

Prior to January 2, 2004, Kitchin Hospitality operated our hotels pursuant to master lease agreements. Our sole source of revenue from these hotels was the rental fees paid by Kitchin Hospitality pursuant to the master lease agreements which were comprised of base rent and additional rent based on a percentage of the room revenues attributable to our properties. For the year ended December 31, 2003, we received rent of approximately $28.0 million attributable to the Jameson Inns and approximately $13.4 million attributable to the Signature Inns from Kitchin Hospitality. Following the organizational changes that were completed on January 2, 2004, we will receive directly all room rental revenue and at the same time we are now responsible for all hotel operating and administrative costs that were previously borne by Kitchin Hospitality.

As a fully integrated hotel owner and operator, we will seek to maximize our cash flow from our Inns and strengthen our balance sheet. To accomplish this, we will consider a number of strategic alternatives, including re-branding our Signature Inns to Jameson Inns to strengthen our brand recognition by broadening the areas in which Jameson Inns are located, renovating and refurbishing certain of our properties to bring them up to the Jameson standards of quality, selectively selling certain Inns located in markets with limited growth potential, strategically acquiring properties and portfolios of properties when appropriate, redeeming all of our outstanding preferred stock, and expanding our franchising business. Each of these initiatives is focused on maximizing occupancy, increasing the value of our properties and improving long-term stability and predictability of our revenue and cash flow. These programs may be modified or curtailed, and new or different programs may be implemented, as industry conditions change and our operating strategy evolves to address future operating conditions and take advantage of future opportunities.

Industry

We believe that the lodging industry focuses on three key performance indicators: occupancy percentage, which is represented by the total occupied rooms divided by total available rooms for a given period, average daily rate or “ADR,” which is represented by total room revenues divided by the total number of occupied rooms for a given period, and revenue per available room or “RevPAR,” which is represented by total room revenues divided by total number of room nights for a given period. RevPAR does not include other ancillary revenues such as telephone generated by a property. We believe, given the improving health of the nation’s economy, that occupancy rates will continue to climb, along with RevPAR, as the lodging industry follows the business cycle on its upward swing.

Pro Forma Information

Room revenues were earned by our lessee, Kitchin Hospitality during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of the transaction, we now recognize the room revenues on our financial statements. For comparison purposes we are presenting the following unaudited pro forma income statement for the first quarter 2003.

This pro forma information assumes the transaction occurred on January 1, 2003, and in accordance with SEC guidelines, it excludes non-recurring adjustments related to the acquisition and the effects of discontinued operations:

	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma Jameson Inns
Lease revenues	$9,493,769	$—	$—	$(9,493,769)		$—
Lodging revenues	—	20,119,380	—	—		20,119,380
Renovation and refurbishment revenues	—	694,699	—	(694,699	)(B)	—
Overhead reimbursements	—	495,018	—	(495,018	)(C)	—
Management and license fee income	—	95,602	—	—		95,602
Billboard lease and other income	28,189	35,910	(35,910)	—		28,189

Total revenues	9,521,958	21,440,609	(35,910)	(10,683,486)		20,243,171

Lease expense	—	9,493,769	—	(9,493,769)		—
Costs of renovations and refurbishment	—	649,251	—	(649,251	)(B)	—
Direct lodging expenses	—	11,438,845	—	—		11,438,845
Property and other taxes and insurance	1,635,257	—	—	—		1,635,257
Depreciation	4,650,354	54,300	—	(15,149	) (B)	4,689,505
Corporate general and administrative	701,113	1,250,608	—	(495,018	)(C)	1,456,703
Early extinguishments of mortgage notes	106,386	—	—	—		106,386

Income (loss) from operations	2,428,848	(1,446,164)	(35,910)	(30,299)		916,475

Gain on sale of property and equipment	(35,921)	(74,538)	74,538	—		(35,921)
Interest expense	3,216,905	—	—	—		3,216,905

Loss before income taxes	(752,136)	(1,371,626)	(110,448)	(30,299)		(2,264,509)

Income tax benefit	—	—	—	(895,840)		(895,840)

Net loss	(752,136)	(1,371,626)	(110,448)	(865,541)		(1,368,669)
Preferred stock dividends	1,667,190	—	—	—		1,667,190

Net loss attributable to common	$(2,419,326)	$(1,371,626)	$(110,448)	$(865,541)		$(3,035,859)

The following notes explain the pro forma adjustments necessary to reflect the effects of the acquisition as if the transaction had been consummated effective January 1, 2003.

Note A – This column represents the effect of eliminating the operations of Kitchin Hospitality which were not acquired by Jameson Inns, Inc. as part of the acquisition.

Note B – The pro forma adjustment to “Renovation and refurbishment revenues” and “Costs of renovations and refurbishment” represents the elimination of revenues and related costs of revenues for operating property and equipment constructed by Kitchin Hospitality and sold to Jameson Inns, Inc. in the three months ended March 31, 2003. The net effect represents the capitalized profit charged by Kitchin Hospitality to Jameson Inns, Inc. on property and equipment sold to Jameson Inns, Inc, for the three months ended March 31, 2003. The pro forma adjustment to “Depreciation” represents the elimination of the depreciation expense of $15,149 recorded for the three months ended March 31, 2003 related to historical capitalized profit of KH.

Note C – The pro forma adjustments to “Overhead reimbursements” and “General and administrative expenses” represent the elimination of overhead payments recorded by Jameson Inns, Inc. and revenues recorded by Kitchin Hospitality for the three months ended March 31, 2003 related to overhead services provided by Kitchin Hospitality to the Jameson Inns, Inc. Kitchin Hospitality did not charge a profit on the overhead reimbursement, which represented a reimbursement of costs.

Key Performance Indicator

The primary financial indicator of our performance is our REVPAR (revenue per available room) and the factors contributing to it, including our occupancy rate and our average daily room rate. Control of our operational and administrative expenses will also be an important aspect of our business since we are now operating our Inns, but many of the operational expenses will vary in proportion to the number of rooms that we operate. Thus, we believe that the results of our efforts to grow REVPAR will be the single-most important factor in determining our future financial performance. For 2003, the principal determinant of percentage rent under the master leases was the room revenues of our Inns.

Results of Operations

We believe that the performance measures described below, occupancy, ADR and RevPAR, as well as certain other measures such as room nights available, which is represented by the total rooms available multiplied by the number of days in the reported period (excluding rooms under significant renovation), which are widely used in the hospitality industry, are important to our discussion of operating performance.

The following table shows certain historical financial and other information for owned Inns and excluding statistics related to franchised Inns:

	Jameson Brand March 31,		Signature Brand March 31,		Combined Brands March 31,
	2004	2003	2004	2003	2004	2003
Occupancy rate	52.4%	50.5%	32.1%	35.0%	45.6%	45.1%
ADR	$57.93	$58.36	$60.93	$59.65	$58.64	$58.71
REVPAR	$30.37	$29.47	$19.58	$20.89	$26.74	$26.47
Lodging revenues (000s)(1)	$15,328	$14,788	$5,147	$5,827	$20,475	$20,615
Room nights available	481,418	480,911	243,880	258,055	725,298	738,966
Operating Inns (at period end)	93	95	23	25	116	120
Rooms available (at period end)	5,248	5,349	2,620	2,827	7,868	8,176

(1)	Includes amounts related to discontinued operations and reflects operations of Kitchin Hospitality for 2003.

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

Revenue

During first quarter 2004, we earned lodging revenues of $20.3 million compared to pro forma lodging revenues of $20.1 million in the first quarter of 2003. This increase was due to a slight increase in our overall occupancy rate which was partially offset by a slight decrease in our average daily rate.

•	Our Jameson brand experienced an occupancy increase of 3.8%, from 50.5% during first quarter 2003 to 52.4% in first quarter 2004. Average daily rate on the Jameson brand decreased less than 1% in the first quarter 2004 as compared to the same period in 2003.

•	The Signature brand average daily rate increased to $60.93 during the first quarter 2004 from $59.65 in the first quarter 2003, an increase of 2.1%. Occupancy rates for the Signature brand decreased from 35.0% in first quarter 2003 to 32.1% in first quarter 2004.

Property and other taxes and insurance

Our property and other taxes and our insurance expenses in first quarter 2004 decreased a total of $112,000 compared to pro forma first quarter 2003 primarily due to a reduction in insurance expense of approximately $20,000 and a reduction in tax, net of refunds recognized in first quarter 2004, of $92,000.

Depreciation

Our depreciation expense decreased to $3.8 million in the 2004 first quarter from pro forma expense of $4.7 million due primarily to the decrease in new hotel activity and Inn expansions in recent years and the fact that many assets in use have become fully depreciated.

General and administrative

Our general and administrative expense for the first quarter 2004 increased to $1.7 million from pro forma 2003 expenses of $1.5 million due primarily to increased payroll and other administrative costs.

Lease termination cost

We incurred lease termination costs of approximately $8.9 million in connection with our acquisition of Kitchin Hospitality, LLC on January 2, 2004. We do not anticipate any additional costs in connection with the acquisition of Kitchin Hospitality.

Gain on sale

During first quarter of 2004 we experienced a positive impact on our earnings of approximately $16,500, as a result of the sale of one billboard asset. During the first quarter 2003 the net impact of the sale of one land parcel was a gain of approximately $36,000.

Interest expense

Our interest expense decreased from $3.2 million in the first quarter of 2003 to $3.0 million in the same period for 2004. This was the result of the weighted average interest rate on our debt of 5.2% during first quarter 2004 compared to 5.5% during first quarter 2003, a reduction of 30 basis points. Interest expense was also lower due to our net principal balance of our outstanding debt being reduced $5.5 million during the first quarter of 2004.

Discontinued operations

Our discontinued operations, excluding impairment charges, gains on disposal and income tax effects, resulted in a loss of $55,000 in 2004 compared to income of $133,000 in 2003. In first quarter 2004 we sold two Jameson Inns and one Signature Inn, and in first quarter 2003, we sold one Signature Inn.

Income taxes

The Company does not expect to pay federal income taxes for the year ending December 31, 2004 given its use of net operating losses to offset taxable income. The Company has recorded an income tax benefit for continuing and discontinued operations for the three months ended March 31, 2004 of approximately $2.3 million at an effective rate of 19.9%. During the three months ended March 31, 2004, the Company established a deferred tax asset of approximately $3.2 million for the future deductions related to the lease termination costs offset by a valuation allowance of approximately $1.0 million. This asset excludes approximately $2.0 million of the $9.0 million lease termination charge that will not be deductible. Excluding the effects of establishing the valuation allowance and incurring nondeductible lease termination costs, the Company would have recorded an income tax benefit at an effective rate of approximately 40%.

EBITDA – Supplemental Non-GAAP Information

We consider EBITDA to be an indicator of operating performance because it can by used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The lease termination costs incurred in the three months ended March 31, 2004 meet the definition of “non-recurring” in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Three Months Ended March 31,
	2004	2003
Net loss attributable to common stockholders	$(8,079,162)	$(2,282,420)
Depreciation expense(1)	3,763,616	4,727,479
Lease termination costs	8,954,361	—
Interest expense(1)	2,993,727	3,306,463
Income tax benefit(1)	(3,605,264)	—
Preferred dividends	1,667,190	1,667,190

EBITDA	$5,694,468	$7,418,712

(1)	Including amounts related to discontinued operations.

To conform more closely with our interpretation of SEC guidance on the presentation of non-GAAP financial measures and to present EBITDA in a manner more in line with our peers, we have modified our presentation of EBITDA. Commencing with this report for our quarter ended March 31, 2004, we will no longer calculate EBITDA to include the line items set forth below which were previously included in our EBITDA presentation, including in our Management’s Discussion and Analysis of its Financial Condition and Results of Operations appearing in our annual report on Form 10-K/A filed for the year ended December 31, 2003. We believe these changes will allow the reader to more closely compare our results with those of our peers in the industry.

	Three Months Ended March 31,
	2004	2003
Gain on disposal of real estate	$(293,535)	$(3,411)
Early extinguishments of debt	9,419	106,386

	$(284,116)	$102,975

Liquidity and Capital Resources

Overview

Historically, as a REIT, we were required to distribute to stockholders at least 90% of our taxable income. The termination of our status as a REIT eliminated this requirement, beginning in 2004. However, by relinquishing our status as a REIT beginning in 2004, we are subject to payment of federal and state income taxes. In addition, due to the acquisition of Kitchin Hospitality, LLC on January 2, 2004, we are now exposed to greater business risks, including the fluctuation of cash flows related to the operation of hotels due to the seasonal nature of our business. Our hotel revenues are generally greater in the second and third quarters than in the first and fourth quarters.

Our short-term liquidity needs include funds for interest payments on our outstanding indebtedness, funds for capital expenditures and dividends on our preferred stock. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, and, if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of property development, including rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other non-recurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility, through the issuance of equity securities and through joint ventures.

Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facilities and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2004.

Our ability to fund operations, make planned capital expenditures, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, many of which are beyond our control, including occupancy and the room rates we can charge.

Sources and Uses of Cash

Our net cash provided by operations was approximately $1.9 million in first quarter 2004. Our other principal sources of liquidity are:

•	existing cash on hand of $2.7 million at March 31, 2004,

•	the remaining availability under the lines of credit ($3.5 million at March 31, 2004),

•	proceeds from the refinancing of Inns with increased borrowing capacity, and

•	net proceeds from the sale of Inns.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements including the payment of preferred dividends and other operating expenses.

Our net cash provided by investing activities for first quarter 2004 totaled $4.5 million. We received net cash proceeds totaling $4.6 million from the sale of three Inns. Proceeds from these asset sales were primarily used to retire debt. We had an agreement to sell the three Inns at December 31, 2003 that closed during the first quarter of 2004. Additions to property and equipment totaled $597,000 for first quarter 2004 as compared to $1.3 million in first quarter 2003. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns. We plan to spend $4.4 million during 2004 on refurbishment and renovation projects of existing Inns. These capital expenditures are funded from operating cash flow, net proceeds from the disposition of under-performing hotels and possibly additional borrowings. We anticipate this trend to continue in the future as we refurbish our existing Inns to ensure their competitiveness in the market. These capital expenditures are in addition to amounts spent on normal repairs and maintenance expense.

Our net cash used in financing activities during first quarter 2004 totaled $7.2 million. This amount included the payment of dividends to preferred shareholders of $1.7 million, proceeds from mortgage notes and line of credit borrowings, net of repayments and related deferred finance costs of $3.0 million, and scheduled long-term debt payments of $2.6 million.

Financing Strategy

Our policy historically has been to finance all of the costs of developing new Inns and expanding existing Inns. However, as a result of the acquisition of Kitchin Hospitality and our objective to redeem outstanding preferred stock, we expect to be able to finance a substantial amount of our future capital needs through internally generated cash flow. Nevertheless, incurring additional debt or equity is likely to be a significant means of financing any substantial growth in the future.

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

While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness to 65% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. Our Board of Directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations.

Debt Structure

At March 31, 2004, we had outstanding an aggregate of $208.3 million of mortgage debt. At March 31, 2004, the mortgage notes payable were collateralized by all of the Company’s hotel properties. Amortizing principal payments are expected to total $10.6 million over the following twelve months, and we expect to make these payments out of our available cash flow. At March 31, 2004, there are mortgage loans totaling $20.4 million secured by Inns maturing over the next twelve months and two outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999, totaling $6.2 million secured by letters of credit that will expire on December 31, 2004. In addition, there was a $3.5 million line of credit secured by Company-owned billboards maturing on December 10, 2004 with an outstanding balance of $1.5 million at March 31, 2004. Based on preliminary discussions with these lenders and historical experience, we believe we can successfully obtain replacement financing of our maturing debt at satisfactory renewal terms. If we are not successful in refinancing these obligations, we will employ other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sale of Inns to meet the required obligations.

A $4.3 million mortgage secured by one Signature Inn was classified as current because of a technical violation of the debt service coverage ratio loan covenant. Based on discussions with representatives of the lender, we anticipate that the lender will not act upon this technical violation.

Approximately $191.8 million of our total debt is variable rate debt adjustable over the next twelve months as reflected in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) for the Three Months Ended March 31, 2004.

During the first quarter 2004 the weighted average interest rate on our debt was 5.2% compared to 5.5% during the same period 2003.

Stock- based compensation

Plan Name	Shares Authorized	Options Exercised and Vested Grants	Options Outstanding	Options Exercisable	Restricted Stock Grants Outstanding
1993 Plan	569,734	248,744	185,000	82,200	135,990
1996 Plan	500,000	—	—	—	401,670
2003 Plan	1,000,000	—	600,000	—	—
1995 Director Plan	150,000	75,000	75,000	75,000	—
1997 Director Plan	200,000	95,000	105,000	105,000	—

Total	2,419,734	418,744	965,000	262,200	537,660

We have four stock incentive plans in place. As of March 31, 2004, 2,419,734 shares of our common stock were authorized for issuance, including 498,330 available for future option grants and restricted stock grants under the 1996 and 2003 plans. As of March 31, 2004, options to purchase 965,000 shares of our common stock were outstanding (including 262,200 which were exercisable). In addition, 537,660 shares of our common stock issued to employees of Jameson are restricted as to sale until vested in 2004 through 2010.

Dividends

On March 16, 2004, we announced a quarterly dividend of $0.5781 cents per share for Series A Preferred Stock and $0.425 cents per share for Series S Preferred Stock. These dividends, aggregating $1,667,190, were paid on April 20, 2004 to shareholders of record on March 31, 2004. We anticipate that we will no longer pay dividends on our common stock, at least for the foreseeable future.

Seasonality

The hotel industry is seasonal in nature. The hotel revenues recognized are generally greater in the second and third quarters than in the first and fourth quarters.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited, and may in the future limit, our ability to raise room rates in the face of inflation.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity.

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We did not recognize any impairment losses during the three month periods ended March 31, 2004 or 2003.

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

In the event that we use inappropriate useful lives or methods for depreciation, our operating results would be misstated.

Accounting for Income Taxes

We became a taxable C-corporation effective January 1, 2004. We record a valuation allowance on net deferred tax assets when it is believed by management that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against net deferred tax assets of $1.1 million at March 31, 2004. Management believes the remainder of deferred tax assets will be realized because of anticipated future taxable income from operations in the subsequent two fiscal years. In the event that taxable income in the future differs from our estimates, the valuation allowance would be misstated.

Overhead Allocation from Kitchin Hospitality

Historically we reimbursed Kitchin Hospitality, LLC for overhead costs pursuant to a cost reimbursement agreement. Effective with the acquisition of Kitchin Hospitality on January 2, 2004 we are assuming the full cost of these general and administrative expenses. The overhead allocation pursuant to the Cost Reimbursement Agreement involved a substantial number of estimates pertaining to the allocation between entities of employee’s time and various other costs. Kitchin Hospitality charged the Company $450,000 for first quarter 2003 for allocated salaries, office overhead and other general and administrative costs pursuant to the Cost Reimbursement Agreement.

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality, LLC on January 2, 2004, changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of hotels, access to debt financing and capital, payment of quarterly dividends, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, recent military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our inns and manage our business in a cost-effective manner given the number of Inns we own and the geographic areas in which they are located;

•	effectively and efficiently combine our operations with those of Kitchin Hospitality, which has leased and operated all of our hotel properties;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;

•	sell, dispose of or otherwise deal with Inns which do not meet our investment criteria;

•	refurbish and rebrand our Signature Inns;

•	raise additional equity capital adequate for our future plans;

•	assess accurately the market demand;

•	refinance on acceptable terms our current indebtedness as it becomes due;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms; and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in changing from a REIT to a tax-paying entity.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in “Quantitative and Qualitative Disclosures about Market Risk” on page 31 of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OR EQUITY SECURITIES

(C)

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC (“KH”), as described in Note 3 to the Company’s Consolidated Financial Statements included in this report. The offer and sale of the shares of common stock issued to the former owners of KH were not registered in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. The persons receiving these shares are sophisticated investors with the experience and expertise to be able to evaluate the merits and risks of the investment. In addition, they had access to all material information regarding the Company and have the economic means to bear the financial risks of the investment. No advertising or general solicitation was used in the offering.

For further discussion please refer to PART 1. FINANCIAL STATEMENTS, ITEM 1. Financial Statements, Note 3. Acquisition of Kitchin Hospitality, LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

10.1	Registration Rights Agreement between Jameson Inns, Inc. and Thomas W. Kitchin et al dated January 2, 2004.

10.2	Shareholders Agreement between Jameson Inns, Inc. and Thomas W. Kitchin et. al. dated January 2, 2004.

10.3	Employment contract with Thomas W. Kitchin dated February 19, 2004.

10.4	Employment contract with Craig R. Kitchin dated February 19, 2004.

10.5	Employment contract with William D. Walker dated February 19, 2004.

10.6	Schedule of documents substantially similar to Exhibit 10.5.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

The following report on Form 8-K was filed during first quarter 2004:

•	On January 7, 2004 Jameson filed an 8-K reporting that on January 7, 2004, Jameson issued a press release announcing it closed its acquisition of Kitchin Hospitality.

The Company furnished nine current reports on Form 8-K addressing events described under Items 9 and 12 of that form during first quarter 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: May 14, 2004	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Martin D. Brew
Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)