Form 10-Q
period 2004-06-30
JAMESON INNS INC
filed 2004-08-16
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $.10 Par Value – 57,071,565 shares outstanding as of August 10, 2004.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(unaudited) June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$3,204,377	$3,549,083
Restricted cash	1,401,682	1,642,038
Accounts receivable, net of allowance of $145,225 in 2004	2,088,834	—
Receivable from affiliate	—	3,252,659
Other receivables, net of allowance of $23,976 in 2004	322,169	186,152
Inventory	1,366,494	—

Total current assets	8,383,556	8,629,932
Operating property and equipment	375,591,218	378,499,689
Property and equipment held for sale	3,072,022	4,281,626
Less accumulated depreciation	(91,549,175)	(85,665,125)

	287,114,065	297,116,190
Deferred finance costs, net	1,993,119	2,227,570
Deferred tax asset, net	2,848,410	—
Other assets	2,688,985	1,297,808

	$303,028,135	$309,271,500

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$37,407,994	$29,952,622
Line of credit borrowings	2,030,675	10,675
Accounts payable and accrued expenses	3,425,616	1,102,614
Accrued interest payable	906,028	968,627
Accrued property and other taxes	2,208,193	1,642,831
Accrued payroll	997,158	—
Preferred stock dividends payable	1,667,732	1,667,612

Total current liabilities	48,643,396	35,344,981
Mortgage notes payable, less current portion	166,803,755	183,858,821

	215,447,151	219,203,802
Stockholders’ Equity
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 1,272,727 shares issued and outstanding	1,272,727	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 2,191,500 shares issued and outstanding	2,191,500	2,191,500
Common stock, $.10 par value, 100,000,000 shares authorized, 14,056,290 shares (11,928,341 at December 31, 2003) issued and outstanding	1,405,629	1,192,835
Contributed capital	95,006,534	92,701,662
Unamortized deferred compensation	(2,035,117)	(2,330,144)
Accumulated deficit	(10,260,289)	(4,960,882)

Total stockholders’ equity	87,580,984	90,067,698

	$303,028,135	$309,271,500

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Lodging revenues	$24,261,434	$—	$44,581,538	$—
Other revenues	95,287	—	202,704	—
Lease revenues	—	11,102,994	—	20,662,727

Total revenues	24,356,721	11,102,994	44,784,242	20,662,727
Direct lodging expenses	12,621,644	—	24,429,897	—
Property and other taxes and insurance	1,544,014	1,530,662	3,068,282	3,172,610
Depreciation	3,650,601	4,439,487	7,400,783	9,108,707
Corporate general and administrative	1,782,332	736,499	3,464,001	1,429,480
Early extinguishment of mortgage notes	—	—	9,419	106,386

Total expenses	19,598,591	6,706,648	38,372,382	13,817,183
Income from operations	4,758,130	4,396,346	6,411,860	6,845,544
Interest expense	2,895,001	3,106,837	5,857,105	6,336,803
Lease termination costs	—	—	8,954,361	—
Gain on sale of property and equipment	11,708	—	69,240	35,921

Income (loss) before income taxes and discontinued operations	1,874,837	1,289,509	(8,330,366)	544,662
Deferred tax benefit due to change in taxable status	—	—	(1,397,672)	—
Income tax expense (benefit)	753,608	—	(1,483,581)	—

Net income (loss) from continuing operations	1,121,229	1,289,509	(5,449,113)	544,662
(Loss) income from discontinued operations, net of income tax benefit of $(5,824) and $(31,784) for the three and six months ended June 30, 2004	(8,664)	114,574	(47,281)	240,765
Gain on sale of discontinued operations, net of income tax expense of $0 and $55,560 for the three and six months ended June 30, 2004	—	—	196,987	3,411

Net income (loss)	1,112,565	1,404,083	(5,299,407)	788,838
Preferred stock dividends	1,667,169	1,667,190	3,334,359	3,334,380

Net loss attributable to common stockholders	$(554,604)	$(263,107)	$(8,633,766)	$(2,545,542)

Net loss per share attributable to common stockholders – basic and diluted	$(0.04)	$(0.02)	$(0.64)	$(0.23)

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Statements of Cash Flows

	Six Months Ended June 30, (unaudited)
	2004	2003
Operating activities
Net (loss) income from continuing operations	$(5,449,113)	$544,662
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	7,400,783	9,108,707
Amortization of deferred finance costs	423,689	492,743
Stock-based compensation expense	177,678	226,077
Early extinguishments of mortgage notes	9,419	106,386
Lease termination costs – non-cash	9,215,220	—
Gain on sale of property and equipment	(69,240)	(35,921)
Deferred income tax benefit from continuing operations	(2,872,186)	—
Changes in assets and liabilities increasing (decreasing) cash:
Accounts receivable, net	(576,331)	—
Other receivables	10,898	—
Inventory	36,834	—
Payable to affiliate	—	(2,472,322)
Other assets	(987,123)	(419,445)
Accounts payable and accrued expenses	(518,513)	(35,439)
Accrued interest payable	(62,599)	(78,283)
Accrued property and other taxes	565,362	417,904
Accrued payroll	165,738	—

Net cash provided by operating activities	7,470,516	7,855,069

Investing activities
Reductions to restricted cash	240,356	278,310
Proceeds from disposition of property and equipment	4,621,471	2,778,361
Additions to property and equipment	(1,516,359)	(2,254,238)

Net cash provided by investing activities	3,345,468	802,433

Financing activities
Common stock dividends paid	—	(1,140,164)
Preferred stock dividends paid	(3,334,229)	(3,333,573)
Proceeds from issuance of common stock, net of offering expenses	4,542	14,779
Proceeds from mortgage notes payable	—	5,461,141
Proceeds from line of credit, net	2,020,000	—
Payment of deferred finance costs	(196,959)	(239,245)
Payoff of mortgage notes payable	(4,499,592)	(6,369,204)
Payments on mortgage notes payable	(5,101,102)	(4,864,216)

Net cash used in financing activities	(11,107,340)	(10,470,482)

Net cash used in continuing operations	(291,356)	(1,812,980)
Net cash (used in) provided by discontinued operations	(53,350)	354,454

Net change in cash	(344,706)	(1,458,526)
Cash at beginning of year	3,549,083	3,832,477

Cash at end of period	$3,204,377	$2,373,951

See accompanying notes

Part I

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

1.	Business and Basis of Financial Statements

Jameson Inns, Inc. (the “Company”) develops, owns, operates and franchises limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®” in the southeastern United States. In addition, the Company owns and operates Inns in the midwestern United States operating under the trademark “Signature Inn®”. The Company also receives rental revenue from the sale of advertising on its owned billboards.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust, becoming a taxable C-corporation effective as of the beginning of the year.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other interim period. The hotel industry is seasonal in nature. The hotel revenues recognized are generally greater in the second and third quarters than in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K/A for the year ended December 31, 2003.

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

The purchase consideration of the acquisition of approximately $7.3 million, together with the excess of liabilities assumed over assets acquired of approximately $1.7 million, was expensed in January as lease termination costs. The acquisition cost of the shares of Company stock was based on a price of $2.77 per share. The stock price represents the market price of the securities over a period of two days before and two days after the terms of the acquisition were agreed upon and announced. The Company incurred costs of acquisition related to professional fees (investment banking, legal, and accounting) and a shareholder lawsuit settlement (see Note 8) totaling approximately $1.6 million. These costs were expensed in 2003. Additionally, the Company recorded a deferred tax benefit for the one time effect to establish its initial deferred tax asset for financial reporting purposes in January 2004 (see Note 5).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Total revenues	$24,917,288	$45,213,567

Loss from continuing operations attributable to common stockholders	$(293,791)	$(3,351,969)

Weighted average shares outstanding for basic and diluted loss per common share	13,446,237	13,436,770

Basic and diluted loss from continuing operations per common share	$(0.02)	$(0.25)

4.	Debt

At June 30, 2004 and December 31, 2003, the mortgage notes payable were collateralized by all of the Company’s hotel properties, and the carrying value of the long-term debt approximated its fair value.

As of June 30, 2004 outstanding debt consists of the following:

Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2004 to 2019. Interest rates are adjusted annually and range from 4.25% to 9.25% and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on 101 Inns.	$181,932,293

Term of twenty years and interest accrues at 3.75% above a weekly average yield on Treasury securities, adjusted annually (5.05% at June 30, 2004). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on 13 Inns.	16,049,456

Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. Interest rates are adjusted weekly. Secured by mortgages on 2 Inns and letters of credit expiring December 31, 2004.	6,230,000

Total mortgage notes payable	204,211,749

Current maturities of mortgage notes payable (1)	37,407,994

Mortgage notes payable, less current portion	$166,803,755

Line of credit borrowings:
$3.5 million of line of credit secured by billboards. The line bears interest at prime plus 1.0% with a floor of 4.25% and cap of 6.25%. Payments of interest are due monthly with the principal balance payable upon maturity in December 2004.	$2,030,675
$1.5 million line of credit secured by accounts receivable. The line bears interest at prime plus 0.75%. Payments of interest are due monthly with the principal balance payable upon maturity in August 2005.	—

Line of credit borrowings	$2,030,675

(1)	Current maturities include: mortgage loans totaling approximately $21.3 million secured by sixteen Inns; mortgage loans totaling approximately $6.2 million secured by letters of credit; and scheduled principal payments for the next twelve months. Based on preliminary discussions with these lenders and historical experience, the Company believes it can successfully obtain replacement financing of our maturing debt at satisfactory renewal terms. If the Company is unsuccessful in refinancing these obligations, it anticipates employing other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sales of Inns to meet the required obligations.

At June 30, 2004, approximately $192.1 million of the total outstanding debt of $206.2 million is variable rate debt, adjustable during the next twelve months as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
July 2004	$48.6	5.5%
September 2004	4.3	7.5%
October 2004	21.0	5.3%
January 2005	35.7	5.0%
February 2005	19.9	5.4%
March 2005	4.7	4.3%
April 2005	35.2	4.5%
May 2005	3.1	4.5%
Adjusts Daily	19.6	4.0%

Total	$192.1

The weighted average interest rate on the Company’s debt was 5.2% during the six months ended June 30, 2004 compared to 5.4% during the same period in 2003.

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

The Company does not expect to pay federal income taxes for the year ending December 31, 2004 given its anticipated use of net operating losses to offset taxable income. The Company has recorded an income tax expense for continuing and discontinued operations for the three months ended June 30, 2004 of $748,000 at an effective rate of 40.5% and an income tax benefit for continuing and discontinued operations for the six months ended June 30, 2004 of $1,460,000 at an effective rate of 17.3%. During the six months ended June 30, 2004, the Company established a deferred tax asset of approximately $3.2 million for the future deductions related to the lease termination costs offset by a valuation allowance of approximately $1.0 million. This asset excludes approximately $2.0 million of the $9.0 million lease termination charge that will not be deductible. Excluding the effects of establishing the valuation allowance and incurring nondeductible lease termination costs, the Company would have recorded an income tax benefit at an effective rate of approximately 40.0%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands except per share data)
Net loss attributable to common stockholders	$(555)	$(263)	$(8,634)	$(2,546)
Add: Stock based compensation expense, net of tax in 2004, included in reported net loss	53	115	106	226
Less: Stock-based employee compensation expense, net of tax in 2004, determined under fair value based method for all awards granted since January 1, 1995	(75)	(111)	(140)	(209)

Pro forma loss attributable to common stockholders	$(577)	$(259)	$(8,668)	$(2,563)

Pro forma loss per share-basic and diluted	$(0.04)	$(0.02)	$(0.64)	$(0.23)

Reported loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.64)	$(0.23)

The Company recognized compensation expense of approximately $87,000 and $115,000 for the three months ended June 30, 2004 and 2003, respectively and approximately $178,000 and $226,000 for the six months ended June 30, 2004 and 2003, respectively, related to the vesting of restricted stock.

The Company has five stock compensation plans:

Plan Name	Shares Authorized		Options Exercised and Vested Grants	Options Outstanding	Options Exercisable	Restricted Stock Grants Outstanding
1993 Plan	567,134	(a)	248,494	185,000	82,200	133,640
1996 Plan	500,000		—	—	—	401,670
2003 Plan	1,000,000		—	682,600	—	—
1995 Director Plan	150,000		—	75,000	75,000	—
1997 Director Plan	200,000		—	125,000	125,000	—

Total	2,417,134		248,494	1,067,600	282,200	535,310

(a)	The unissued shares under this plan expired on November 15, 2003.

As of June 30, 2004, 2,417,134 shares of common stock were authorized for issuance under stock compensation plans, including 415,730 available for future option grants and restricted stock grants under the 1996 and 2003 plans. As of June 30, 2004, options to purchase 1,067,600 shares of common stock were outstanding (including 282,200 which were exercisable). In addition, 535,310 shares of common stock issued to the Company’s employees are restricted as to sale until vested in 2005 through 2010.

7.	Discontinued Operations

The Company reports as discontinued operations in the periods presented assets held for sale and assets sold with respect to which the Company did not enter into, or anticipate entering into, a franchise agreement. Results of these discontinued operations are included in a separate component on the consolidated statements of operations. This results in reclassifications of certain 2003 financial statement amounts.

The components of income (loss) from discontinued operations for the three and six months ended June 30, 2004 and 2003 are:

•	One Signature Inn sold during first quarter 2003

•	One Jameson Inn sold during third quarter 2003

•	One Signature Inn sold during first quarter 2004

•	One Jameson Inn held for sale at June 30, 2004.

These include the results of operations through the date of each respective sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Lodging revenues	$60,931	$—	$201,871	$—
Lease revenues	—	272,665	—	570,954

Total revenues	60,931	272,665	201,871	570,954
Direct lodging expenses	44,355	—	175,899	—
Property and other taxes and insurance	5,540	34,120	35,108	71,463
Depreciation	12,282	55,415	25,715	113,674

Total expenses	62,177	89,535	236,722	185,137
(Loss) income from discontinued operations	(1,246)	183,130	(34,851)	385,817
Interest expense	13,242	68,556	44,214	145,052

(Loss) income from discontinued operations before income tax expense (benefit)	(14,488)	114,574	(79,065)	240,765
Income tax benefit	(5,824)	—	(31,784)	—

(Loss) income from discontinued operations	$(8,664)	$114,574	$(47,281)	$240,765

The Company recorded gains on disposal of discontinued operations of approximately $197,000 (net of income tax expense of $55,560) and $3,400 related to the assets sold in the first six months of 2004 and 2003, respectively.

8.	Commitments and Contingencies

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

A shareholder lawsuit seeking class action and derivative status for claims based on the acquisition of Kitchin Hospitality, LLC, was settled on December 18, 2003 by agreement of the parties for certain non-monetary actions, which the Company agreed to take, and a payment to the plaintiff’s attorney for legal fees in an amount approved by the court, not to exceed $175,000. The Company will also be required to pay costs of providing notice of the settlement to its shareholders, which costs are estimated to be approximately $25,000. The Company has incurred legal fees on its behalf and on behalf of its directors with whom it has indemnification agreements and may incur additional fees as the case is still pending court approval. The Company’s directors and officers liability insurance carrier has agreed to reimburse the Company for 50% of the costs of settling this case, not to exceed $100,000. The Company provided for the settlement and estimated related costs, and recorded expense of $285,000 in the year ended December 31, 2003.

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee of Kitchin Hospitality were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Inn in Pearl, Mississippi. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

9.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator
Net income (loss)	$1,112,565	$1,404,083	$(5,299,407)	$788,838
Preferred stock dividends	(1,667,169)	(1,667,190)	(3,334,359)	(3,334,380)

	$(554,604)	$(263,107)	$(8,633,766)	$(2,545,542)

Denominator
Weighted average shares outstanding	14,046,139	11,939,143	14,068,423	11,900,147
Less: Unvested restricted shares	(552,802)	(646,272)	(567,426)	(616,743)

	13,493,337	11,292,871	13,500,997	11,283,404

Basic and Diluted Loss Per Common Share
Net loss attributable to common stockholders	$(0.04)	$(0.02)	$(0.64)	$(0.23)

Options to purchase 1,067,600 and 536,500 shares of common stock at June 30, 2004 and 2003, respectively, were outstanding but were not included in the computations of diluted loss per share because the securities’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

10.	Subsequent Events

On July 26, 2004 the Company completed a public offering of 43,000,000 shares of its common stock at a price of $1.92 per share, raising gross proceeds of offering of approximately $82.6 million and net proceeds of approximately $77.1 million. The Company has granted the underwriters an option to purchase up to 6,450,000 additional shares of common stock at the initial offering price.

On July 26, 2004, the Company provided notice of redemption of the Series A and Series S Preferred Stock. On August 25, 2004 the Company intends to redeem all shares of both issues of preferred stock at their stated par value plus accrued dividends through the date of redemption. The Company will record a charge to net income attributable to common shareholders of approximately $16.0 million in the period of redemption relating to the excess of liquidation value to be paid to the preferred shareholders over the net proceeds per share recorded.

The following unaudited pro forma data gives effect to the Company’s issuance of common stock and redemption of preferred stock as if it had occurred on January 1, 2003. The adjustments to the historical data include those adjustments listed in Note 3 with respect to the Company’s acquisition of Kitchin Hospitality for the three and six months ended June 30, 2003. The adjustments also include (i) the elimination of the payment of the preferred stock dividend for all periods presented and (ii) an addition to weighted average shares outstanding to reflect the additional common shares issued in the offering. There would be no effect to net revenues from the common stock offering transaction. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the offering and redemption had occurred on January 1, 2003 and should not serve as a forecast of the Company’s operating results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2004
Income (loss) from continuing operations applicable to common stockholders	$1,121,322	$1,373,399	$(5,449,113)	$(17,589)

Weighted average shares outstanding for basic income (loss) per share	56,493,337	56,446,237	56,500,997	56,436,770

Weighted average shares outstanding for diluted income (loss) per share	56,495,957	56,817,737	56,500,997	56,436,770

Basic income (loss) from continuing operations per common share	$0.02	$0.02	$(0.10)	$—

Diluted income (loss) from continuing operations per common share	$0.02	$0.02	$(0.10)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own, operate and franchise limited service hotels in the economy and mid-scale segments of the lodging industry primarily in the southeastern and midwestern regions of the United States. From our initial public offering in 1994 through December 31, 2003, we elected to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. On January 2, 2004, we relinquished our status as a REIT and acquired Kitchin Hospitality, which was owned by Thomas W. Kitchin, our Chairman and Chief Executive Officer, and members of his immediate family, including Craig R. Kitchin, our President and Chief Financial Officer, for 2,153,366 shares of our common stock and $1.3 million in cash. As a result of these organizational changes, we believe that we will be better able to execute our growth strategies by being able to directly operate our Inns, by re-investing our available cash in our hotel properties and otherwise improving our operations. As a REIT, we were required to distribute 90% of our net taxable income to our stockholders thereby restricting our ability to grow our business.

We now own and operate 116 hotel properties, of which 93 are Jameson Inns, located predominantly in the southeastern United States, and 23 are Signature Inns, located predominantly in the midwestern United States. Our hotel operation activities are conducted through our wholly owned subsidiary, Kitchin Hospitality. We also license the use of the Jameson Inn name to the franchisees of 10 other hotels which we previously owned. We also manage one of our franchised hotels and one unaffiliated hotel property for a third party.

Prior to January 2, 2004, Kitchin Hospitality operated our hotels pursuant to master lease agreements. Our sole source of revenue from these hotels was the rental fees paid by Kitchin Hospitality which were comprised of base rent and additional rent based on a percentage of the room revenues attributable to our hotel properties. Following the organizational changes that were completed on January 2, 2004, we receive all hotel revenue, and at the same time we are now responsible for all hotel operating and administrative costs that were previously borne by Kitchin Hospitality.

As a fully integrated hotel owner and operator, we will seek to maximize cash flow from our Inns. To accomplish this, we will consider a number of strategic alternatives, including:

•	renovating and refurbishing the Signature Inns to update their appearance and to bring them up to the Jameson standards of quality;

•	concurrently rebranding our Signature Inns to Jameson Inns to strengthen our brand recognition by broadening the areas in which Jameson Inns are located;

•	selectively selling certain Inns located in markets with limited growth potential;

•	expanding our franchising business;

•	strategically acquiring hotel properties and portfolios of properties and rebranding as Jameson Inns when appropriate;

•	selectively expanding existing Jameson Inns and developing new Jameson Inns; and

•	reducing our outstanding indebtedness.

Each of these initiatives is focused on maximizing RevPAR (revenue per available room), increasing the value of our hotel properties and improving long-term stability and predictability of our revenue and cash flow. These programs may be modified or curtailed, and new or different programs may be implemented, as industry conditions change and our operating strategy evolves to address future operating conditions and take advantage of future opportunities.

Key Performance Indicator

The primary financial indicator of our operating performance is RevPAR and the factors contributing to it, including occupancy rate and ADR (average daily rate). Control of our operational and administrative expenses will also be an important aspect of our business as we now operate all of our owned Inns. Based on indications of improving industry fundamentals, we expect demand for lodging services to increase during the remainder of 2004.

Unaudited Selected Pro Forma Condensed Financial Statements

Room revenues were earned by our lessee, Kitchin Hospitality, during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of the transaction, we now recognize the room revenues on our financial statements. For comparison purposes we are presenting the following unaudited pro forma income statement for the three and six months ended June 30, 2003.

This pro forma information assumes the transaction occurred on January 1, 2003, and in accordance with SEC guidelines, it excludes non-recurring adjustments related to the acquisition and the effects of discontinued operations:

Three Months Ended June 30, 2003	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma Jameson Inns
Lease revenues	$11,102,994	$—	$—	$(11,102,994)		$—
Lodging revenues	—	24,857,210	—	—		24,857,210
Renovation and refurbishment revenues	—	1,100,543	—	(1,100,543	)(B)	—
Overhead reimbursements	—	403,519	—	(403,519	)(C)	—
Management and license fee income	—	60,078	—	—		60,078
Billboard lease and other income	—	37,317	(37,317)	—		—

Total revenues	11,102,994	26,458,667	(37,317)	(12,607,056)		24,917,288
Lease expense	—	11,102,994	—	(11,102,994)		—
Costs of renovations and refurbishment	—	1,028,545	—	(1,028,545	)(B)	—
Direct lodging expenses	—	11,910,319	—	—		11,910,319
Property and other taxes and insurance	1,530,662	—	—	—		1,530,662
Depreciation	4,439,487	18,800	—	(6,000	)(B)	4,452,287
Corporate general and administrative	736,499	1,311,869	—	(403,519	)(C)	1,644,849
Early extinguishments of mortgage notes	—	—	—	—		—

Income (loss) from operations	4,396,346	1,086,140	(37,317)	(65,998)		5,379,171
Gain on sale of property and equipment	—	74,538	(74,538)	—		—
Interest expense	3,106,837	—	—	—		3,106,837

Income (loss) before income taxes	1,289,509	1,160,678	(111,855)	(65,998)		2,272,334
Income tax expense	—	—	—	898,935		898,935

Net income (loss) from continuing operations	1,289,509	1,160,678	(111,855)	(964,933)		1,373,399
Preferred stock dividends	1,667,190	—	—	—		1,667,190

Net loss from continuing operations attributable to common stockholders	$(377,681)	$1,160,678	$(111,855)	$(964,933)		$(293,791)

The following notes explain the pro forma adjustments necessary to reflect the effects of the acquisition as if the transaction had been consummated effective January 1, 2003.

Note A – This column represents the effect of eliminating the operations of Kitchin Hospitality which were not acquired by Jameson Inns, Inc. as part of the acquisition.

Note B – The pro forma adjustment to “Renovation and refurbishment revenues” and “Costs of renovations and refurbishment” represents the elimination of revenues and related costs of revenues for operating property and equipment constructed by Kitchin Hospitality and sold to Jameson Inns, Inc. in the three months ended June 30, 2003. The net effect represents the capitalized profit charged by Kitchin Hospitality to Jameson Inns, Inc. on property and equipment sold to Jameson Inns, Inc, for the three months ended June 30, 2003. The pro forma adjustment to “Depreciation” represents the elimination of the depreciation expense of $6,000 recorded for the three months ended June 30, 2003 related to historical capitalized profit of KH.

Note C – The pro forma adjustments to “Overhead reimbursements” and “Corporate general and administrative expenses” represent the elimination of overhead payments recorded by Jameson Inns, Inc. and revenues recorded by Kitchin Hospitality for the three months ended June 30, 2003 related to overhead services provided by Kitchin Hospitality to the Jameson Inns, Inc. Kitchin Hospitality did not charge a profit on the overhead reimbursement, which represented a reimbursement of costs.

Six Months Ended June 30, 2003	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma Jameson Inns
Lease revenues	$20,662,727	$—	$—	$(20,662,727)		$—
Lodging revenues	—	45,057,887	—	—		45,057,887
Renovation and refurbishment revenues	—	1,795,242	—	(1,795,242	)(B)	—
Overhead reimbursements	—	898,537	—	(898,537	)(C)	—
Management and license fee income	—	155,680	—	—		155,680
Billboard lease and other income	—	73,227	(73,227)	—		—

Total revenues	20,662,727	47,980,573	(73,227)	(23,356,506)		45,213,567

Lease expense	—	20,662,727	—	(20,662,727)		—
Costs of renovations and refurbishment	—	1,677,796	—	(1,677,796	)(B)	—
Direct lodging expenses	—	23,397,351	—	—		23,397,351
Property and other taxes and insurance	3,172,610	—	—	—		3,172,610
Depreciation	9,108,707	73,100	—	(9,787	)(B)	9,172,020
Corporate general and administrative	1,429,480	2,562,477	—	(898,537	)(C)	3,093,420
Early extinguishments of mortgage notes	106,386	—	—	—		106,386

Income (loss) from operations	6,845,544	(392,878)	(73,227)	(107,659)		6,271,780

Gain on sale of property and equipment	35,921	149,076	(149,076)	—		35,921
Interest expense	6,336,803	—	—	—		6,336,803

Income (loss) before income taxes	544,662	(243,802)	(222,303)	(107,659)		(29,102)
Income tax benefit	—	—	—	(11,513)		(11,513)

Net income (loss) from continuing operations	544,662	(243,802)	(222,303)	(96,146)		(17,589)
Preferred stock dividends	3,334,380	—	—	—		3,334,380

Net loss from continuing operations attributable to common stockholders	$(2,789,718)	$(243,802)	$(222,303)	$(96,146)		$(3,351,969)

The following notes explain the pro forma adjustments necessary to reflect the effects of the acquisition as if the transaction had been consummated effective January 1, 2003.

Note A – This column represents the effect of eliminating the operations of Kitchin Hospitality which were not acquired by Jameson Inns, Inc. as part of the acquisition.

Note B – The pro forma adjustment to “Renovation and refurbishment revenues” and “Costs of renovations and refurbishment” represents the elimination of revenues and related costs of revenues for operating property and equipment constructed by Kitchin Hospitality and sold to Jameson Inns, Inc. in the six months ended June 30, 2003. The net effect represents the capitalized profit charged by Kitchin Hospitality to Jameson Inns, Inc. on property and equipment sold to Jameson Inns, Inc, for the six months ended June 30, 2003. The pro forma adjustment to “Depreciation” represents the elimination of the depreciation expense of $9,787 recorded for the six months ended June 30, 2003 related to historical capitalized profit of KH.

Note C – The pro forma adjustments to “Overhead reimbursements” and “Corporate general and administrative expenses” represent the elimination of overhead payments recorded by Jameson Inns, Inc. and revenues recorded by Kitchin Hospitality for the six months ended June 30, 2003 related to overhead services provided by Kitchin Hospitality to the Jameson Inns, Inc. Kitchin Hospitality did not charge a profit on the overhead reimbursement, which represented a reimbursement of costs.

Results of Operations

We believe that occupancy rate, ADR and RevPAR are important to our review of operating performance.

The following tables show certain historical financial and other information related to our owned Inns and exclude information related to our ten franchised Inns.

	Three Months Ended June 30,
	Jameson Brand		Signature Brand		Combined Brands
	2004	2003	2004	2003	2004	2003
Occupancy rate	59.0%	58.8%	42.7%	47.3%	53.6%	54.8%
ADR	$59.48	$58.31	$64.14	$59.89	$60.72	$58.78
RevPAR	$35.09	$34.29	$27.36	$28.32	$32.52	$32.22
Lodging revenues (000’s)	$17,397	$17,392	$6,925	$7,683	$24,322	$25,075
Room nights available	477,204	486,660	238,420	257,257	715,624	743,917

Operating Inns (at period end)	93	96	23	24	116	120
Rooms available (at period end)	5,244	5,349	2,620	2,826	7,864	8,175

The Jameson Inn brand occupancy rate increased to 59.0% during second quarter 2004 as compared to 58.8% for the same period in 2003. ADR on the Jameson brand increased 2.0% in second quarter 2004 as compared to the same period in 2003.

The Signature Inn brand ADR increased to $64.14 during second quarter 2004 as compared to $59.89 in second quarter 2003, an increase of 7.1%. Occupancy rates for the Signature Inn brand decreased to 42.7% in second quarter 2004 from 47.3% in second quarter 2003.

	Six Months Ended June 30,
	Jameson Brand		Signature Brand		Combined Brands
	2004	2003	2004	2003	2004	2003
Occupancy rate	55.7%	54.7%	37.3%	41.1%	49.6%	50.0%
ADR	$58.75	$58.33	$62.74	$59.79	$59.76	$58.75
RevPAR	$32.72	$31.89	$23.42	$24.60	$29.61	$29.36
Lodging revenues (000’s)	$32,712	$32,012	$12,071	$13,423	$44,783	$45,435
Room nights available	958,622	967,571	482,300	515,312	1,440,922	1,482,883

The Jameson Inn brand experienced an occupancy rate increase of 1.8%, to 55.7% during the first six months of 2004 from 54.7% during the first six months of 2003. ADR on the Jameson brand increased approximately 1.0% in the first six months of 2004 as compared to the same period in 2003.

The Signature Inn brand ADR increased to $62.74 during the first six months of 2004 as compared to $59.79 in the first six months of 2003, an increase of 4.9%. Occupancy rates for the Signature Inn brand decreased to 37.3% in the first six months of 2004 from 41.1% in the first six months of 2003.

Comparison of the Three Months Ended June 30, 2004 and 2003

Room revenues were earned by our lessee, Kitchin Hospitality, during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of our acquisition of Kitchin Hospitality, we now recognize the room revenues on our financial statements. For comparison purposes we have presented certain comparisons on a pro forma basis. You should read this information in conjunction with the section entitled “Unaudited Selected Pro Forma Condensed Financial Statements” that is included above.

Revenues

During second quarter 2004, we earned lodging revenues from continuing operations of approximately $24.3 million compared to pro forma lodging revenues of approximately $24.9 million in the second quarter of 2003. This decrease is due to having fewer room nights available to rent during the period, partially offset by an increase in RevPAR.

Property and Other Taxes and Insurance

Our property and other taxes and our insurance expenses in second quarter 2004 were flat as compared to pro forma second quarter 2003 and were approximately $1.5 million.

Depreciation

Our depreciation expense decreased to approximately $3.7 million in second quarter 2004 from pro forma second quarter 2003 expense of approximately $4.5 million due to many of the shorter life assets in use having been fully depreciated.

Corporate General and Administrative

Our general and administrative expense for second quarter 2004 increased to approximately $1.8 million from pro forma 2003 expenses of approximately $1.6 million due primarily to increased payroll and other administrative costs.

Gain on Sale of Property and Equipment

During second quarter 2004, we had a gain of approximately $11,700 from the sale of a tract of land.

Interest Expense

Our interest expense decreased to approximately $2.9 million in second quarter 2004 from approximately $3.1 million in pro forma second quarter 2003. This was the result of the decrease in the weighted average interest rate on our debt to 5.2% during second quarter 2004 compared to 5.3% during second quarter 2003. Additionally, we had a lower average principal balance of our outstanding debt in second quarter 2004 compared to second quarter 2003.

Discontinued Operations

Our income from discontinued operations, excluding gains on sale and income tax effects, decreased to a loss of approximately $9,000 in second quarter 2004 from income of approximately $115,000 in second quarter 2003. In the second quarter 2004, we recorded as discontinued operations one Signature Inn which was sold during the first quarter 2004 and one Jameson Inn for which we had a contract to sell at June 30, 2004. In the second quarter of 2003, we recorded as discontinued operations one Signature Inn and one Jameson Inn which were sold during 2003, one Signature Inn sold during the first quarter 2004, and one Jameson Inn under contract to sell at June 30, 2004.

Income Taxes

We do not expect to pay federal income taxes for the year ending December 31, 2004 given our anticipated utilization of net operating losses to offset taxable income. We recorded income tax expense for continuing and discontinued operations in second quarter 2004 of approximately $748,000 at an effective rate of 40.5%.

Comparison of the Six Months Ended June 30, 2004 and 2003

Revenues

During the first six months of 2004, our lodging revenues decreased to approximately $44.6 million during the first six months of 2004 as compared to pro forma lodging revenues of approximately $45.1 million earned in the first six months of 2003. The decrease is due to having fewer room nights available to rent during the period, partially offset by an increase in RevPAR.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses in the first six months of 2004 decreased to approximately $3.1 million from approximately $3.2 million on a pro forma basis for the first six months of 2003 primarily due to a reduction in insurance expense of approximately $30,000 and a reduction in property and other taxes, including approximately $80,000 of refunds recognized in the first six months of 2004.

Depreciation

Our depreciation expense decreased to approximately $7.4 million in the first six months of 2004 from the pro forma first six months of 2003 expense of approximately $9.2 million due to many of the shorter life assets in use having been fully depreciated.

Corporate General and Administrative

Our general and administrative expense for the first six months of 2004 increased to approximately $3.5 million from pro forma 2003 expenses of approximately $3.1 million due primarily to increased payroll and other administrative costs.

Lease Termination Costs

We incurred lease termination costs of approximately $9.0 million in connection with our acquisition of Kitchin Hospitality on January 2, 2004. We do not anticipate any additional costs in connection with this acquisition.

Gain on Sale of Property and Equipment

During the first six months of 2004, we had a gain of approximately $69,000 from the sale of two Jameson Inns not accounted for in discontinued operations compared with a gain of approximately $36,000 from the sale of a billboard and a tract of land during the first six months of 2003.

Interest Expense

Our interest expense decreased to approximately $5.9 million in first six months of 2004 from approximately $6.3 million in the pro forma six months of 2003. This was the result of the decrease in the weighted average interest rate on our debt to 5.2% during first six months of 2004 compared to 5.4% during the first six months of 2003. Additionally, we had a lower average principal balance of our outstanding debt in the first six months of 2004 compared to the first six months of 2003.

Discontinued Operations

Our income from discontinued operations, excluding gains on sale and income tax effects, decreased to a loss of approximately $47,000 in the first six months of 2004 from income of approximately $241,000 in the first six months of 2003. During the first six months of 2004, we recorded as discontinued operations one Signature Inn which was sold during the first quarter 2004 and one Jameson Inn for which we had a contract to sell at June 30, 2004. During the first six months of 2003, we recorded as discontinued operations one Signature Inn and one Jameson Inn which were sold during 2003, one Signature Inn sold during the first quarter 2004, and one Jameson Inn under contract to sell at June 30, 2004.

Income Taxes

We do not expect to pay federal income taxes for the year ending December 31, 2004 given our anticipated utilization of net operating losses to offset taxable income. We recorded an income tax benefit for continuing and discontinued operations in the first six months of 2004 of approximately $1.5 million at an effective rate of 17.3%. During first quarter 2004, we established a deferred tax asset of approximately $3.2 million for the future deductions related to the lease termination costs offset by a valuation allowance of approximately $1.0 million. This asset excludes approximately $2.0 million of the $9.0 million lease termination charge that will not be deductible. Excluding the effects of establishing the valuation allowance and incurring nondeductible lease termination costs, we would have recorded an income tax benefit at an effective rate of approximately 40.0%.

Liquidity and Capital Resources

Overview

Historically, as a REIT, we were required to distribute to stockholders at least 90% of our taxable income. The relinquishment of our status as a REIT in January 2004 eliminated this requirement. However, by relinquishing our status as a REIT beginning in 2004, we are subject to payment of federal and state income taxes. In addition, due to the acquisition of Kitchin Hospitality on January 2, 2004, we are now exposed to greater business risks, including the fluctuation of cash flows related to the operation of hotels due to the seasonal nature of our business. Our hotel revenues are generally greater in the second and third quarters than in the first and fourth quarters.

In July 2004, we raised net proceeds of approximately $77.1 million from the issuance of 43,000,000 shares of our common stock at a price of $1.92 per share. These net proceeds will be utilized to redeem all of our outstanding Series A and Series S preferred stock including accrued dividends on August 25, 2004.

Our short-term liquidity needs include funds for interest and principal payments on our outstanding indebtedness, funds for capital expenditures and dividends on our preferred stock through August 25, 2004, the anticipated redemption date of our Series A and S preferred stock. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, reserves established from existing cash, refinancing maturing mortgages and, if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of hotel property development, including rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other nonrecurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our line of credit facilities, the issuance of equity securities and joint ventures.

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

Our ability to fund operations, make planned capital expenditures, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance and our success in extending or refinancing current debt maturities. Our future operating performance is dependent on a number of factors, many of which are beyond our control, including occupancy and the room rates we can charge.

Sources and Uses of Cash

Our net cash provided by operations was approximately $7.5 million in the first six months of 2004. Our other principal sources of liquidity are:

•	existing cash on hand of approximately $3.2 million at June 30, 2004;

•	the remaining availability under the lines of credit (approximately $3.0 million at June 30, 2004);

•	proceeds from the refinancing of Inns with increased borrowing capacity;

•	net proceeds from the sale of Inns; and

•	net proceeds of approximately $77.1 million from our recent public offering of 43,000,000 shares of common stock.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements including the payment of preferred dividends and other operating expenses. The planned redemption of our Series A and Series S preferred stock on August 25, 2004 will significantly increase our available cash flow.

Our net cash provided by investing activities for the first six months of 2004 totaled approximately $3.3 million. We received net cash proceeds totaling approximately $4.6 million from the sale of three Inns. Proceeds from these asset sales were primarily used to retire debt. Additions to property and equipment totaled approximately $1.5 million for the first six months of 2004. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns.

We plan to spend approximately $4.4 million during 2004 on refurbishment and renovation projects of existing Inns. We plan to fund these capital expenditures from operating cash flow.

Over the next two to three years, we intend to convert most of our Signature Inns to our more recognizable Jameson Inn brand. We have developed a capital improvement plan designed to improve and upgrade these Inns. The total cost of this program is expected to be approximately $20.0 million to be funded from operating cash flow substantially made available by the planned redemption of Series A and Series S Preferred Stock. Redemption of our outstanding preferred stock will allow us to retain approximately $6.7 million annually which was previously paid as annual dividends on our Series A and Series S Preferred Stock.

Our net cash used in financing activities during the first six months of 2004 totaled approximately $11.1 million. This amount included the payment of dividends to preferred shareholders of approximately $3.3 million, repayments of mortgage notes and related deferred finance costs net of proceeds from mortgage notes and line of credit borrowings of approximately $1.8 million, and scheduled long-term debt payments of approximately $5.1 million.

Financing Strategy

Our policy historically has been to finance all of the costs of developing new Inns and expanding existing Inns. However, as a result of the acquisition of Kitchin Hospitality and our planned redemption of our outstanding preferred stock, we expect to be able to fund a substantial amount of our future capital needs through internally generated cash flow. Nevertheless, incurring additional debt is likely to be a significant means of financing any substantial growth in the future.

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

While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness to 65% of the aggregate value of our Inns based on the most recent appraisals obtained on the Inns. Our board of directors could change our current policies and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations.

Debt Structure

At June 30, 2004, our outstanding indebtedness was approximately $206.2 million of which approximately $204.2 million was collateralized by our owned Inns, with the remaining $2.0 million secured by Company-owned billboards and accounts receivable. Based on preliminary discussions with our lenders and historical experience, we believe we can successfully obtain replacement financing of our maturing debt at satisfactory renewal terms. If we are unsuccessful in refinancing these obligations, we anticipate employing other available resources which include cash, proceeds from refinancing owned Inns with increased borrowing capacity or selling other Inns to meet the required obligations.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited, and may in the future limit, our ability to raise room rates in the face of inflation.

Seasonality

Our business is subject to seasonal fluctuations with the months from April to September generally accounting for a greater portion of annual revenues than the months October through March.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following involve a high degree of judgment and complexity.

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates of future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets. If we use inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of our real estate assets. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We did not recognize any impairment losses during the three or six month periods ended June 30, 2004 or 2003.

Investment in Real Estate Assets

Our management is required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful life. These assessments have a direct impact on our operating results. The estimated useful lives of our assets by class are as follows:

Land improvements	15 years
Buildings	31.5 to 39 years
Furniture, fixtures and equipment	3 to 5 years
Billboards	10 years

In the event that we use inappropriate useful lives or methods for depreciation, our operating results would be misstated.

Accounting for Income Taxes

We became a taxable C-corporation effective January 1, 2004. We record a valuation allowance on net deferred tax assets when we believe that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance against net deferred tax assets of approximately $1.1 million at June 30, 2004. We believe the remainder of deferred tax assets will be realized because of anticipated future taxable income from operations in the subsequent two fiscal years. In the event that taxable income in the future differs from our estimates, the valuation allowance would be misstated.

Overhead Allocation from Kitchin Hospitality

Historically, we reimbursed Kitchin Hospitality for overhead costs pursuant to a cost reimbursement agreement. Effective with the acquisition of Kitchin Hospitality on January 2, 2004, we are assuming the full cost of these general and administrative expenses. The overhead allocation pursuant to an agreement between us and Kitchin Hospitality involved a substantial number of estimates pertaining to the allocation between entities of employees’ time and various other costs. Kitchin Hospitality charged us approximately $404,000 and $899,000 for the three months and six months ended June 30, 2003, respectively, for our portion of certain salaries, office overhead and other general and administrative costs pursuant to an agreement.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), which was revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003 for the year ended December 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were effective for the first reporting period ending after March 15, 2004. The adoption of FIN 46 did not have any impact on our financial position, results of operations or disclosures.

Reconciliation of Net Loss to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net loss attributable to common stockholders	$(555)	$(263)	$(8,634)	$(2,546)
Depreciation (1)	3,663	4,495	7,426	9,222
Lease termination	—	—	8,954	—
Interest expense(1)	2,908	3,175	5,901	6,482
Income tax expense (benefit)(1)	748	—	(2,857)	—
Preferred dividends	1,667	1,667	3,334	3,334

EBITDA	$8,431	$9,074	$14,124	$16,492

(1)	Including amounts related to discontinued operations.

We have not included the items listed below in our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Gain on disposal of real estate	$(12)	$—	$(322)	$(39)
Early extinguishments of mortgage notes	—	—	9	106

	$(12)	$—	$(313)	$67

We use EBITDA to measure the financial performance of our operations because it excludes interest, preferred dividends, income taxes, and depreciation, which bear little or no relationship to operating performance. By excluding interest expense and preferred dividends, EBITDA measures our financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding taxes, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotels cannot control. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

However, because EBITDA excludes depreciation, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense and preferred dividends, it does not take into account the total amount of interest we pay on outstanding debt and preferred dividends nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net loss/income, which is the most comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP). EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Forward-Looking Statements

This report contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality on January 2, 2004, changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our Inns and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	effectively and efficiently combine our operations with those of Kitchin Hospitality;

•	refurbish and rebrand our Signature Inns;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the Jameson Inn brand;

•	acquire hotels that meet our investment criteria;

•	sell, dispose of or otherwise address our Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately market demand;

•	refinance on favorable terms our floating rate and fixed rate indebtedness as it becomes due;

•	secure construction and permanent financing on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms; and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in changing to a tax-paying entity from a REIT.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we may incur.

The words “estimate,” “project,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report as well as in other written materials, press releases and oral statements issued by us or on our behalf. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in “Quantitative and Qualitative Disclosures about Market Risk” on page 31 of our Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

ITEM 1. LEGAL PROCEEDINGS.

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

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee of Kitchin Hospitality were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at our Inn in Pearl, Mississippi. We have denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. We will vigorously defend against this claim. We are insured for this claim and we do not expect that this case will have any material adverse effects upon our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting on June 4, 2004. At the meeting, shareholders re-elected Michael E. Lawrence and elected David S. Fraser as the Class II directors whose terms will expire in 2007. Mr. Lawrence and Mr. Fraser received votes as follows:

	Votes for	Votes withheld	Broker non-votes
Michael E. Lawrence	12,670,461	449,609	—

David S. Fraser	12,667,378	451,603	—

Shareholders also (i) approved a proposal to amend our articles of incorporation to increase our authorized common stock from 40,000,000 shares to 100,000,000 shares, and (ii) ratified the appointment of Ernst & Young LLP as independent auditors of Jameson Inns, Inc. for 2004. Shareholders did not approve the proposed amendments to our articles of incorporation to eliminate the common stock ownership restrictions which were originally adopted because of our status as a REIT, which we have since relinquished. That proposal required an affirmative vote of a majority of our outstanding shares, or at least 7,037,935 shares. The proposal received votes as follows:

	Votes for	Votes against	Abstentions	Broker non-votes
Proposal to approve an amendment to our articles of incorporation to increase our authorized common stock from 40,000,000 shares to 100,000,000 shares	11,574,604	1,466,849	78,617	—

Proposal to ratify the appointment of Ernst & Young as our independent auditors	12,830,745	252,618	36,707	—

Proposal to approve amendments to our articles of incorporation to eliminate the common stock ownership restrictions necessitated by our status as a REIT	7,016,044	492,289	121,521	5,490,217

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

No reports on Form 8-K were filed during second quarter 2004.

The Company furnished six current reports on Form 8-K addressing events described under Items 9 and 12 of that form during second quarter 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: August 16, 2004	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Martin D. Brew
Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)