Form 10-Q
period 2004-09-30
JAMESON INNS INC
filed 2004-11-15
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $.10 Par Value – 57,054,059 shares outstanding as of November 8, 2004.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(unaudited) September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$3,223,366	$3,549,083
Restricted cash	1,569,208	1,642,038
Accounts receivable, net of allowance of $123,456 in 2004	2,237,014	—
Receivable from affiliate	—	3,252,659
Other receivables, net of allowance of $26,139 in 2004	568,748	186,152
Inventory	1,345,261	—

Total current assets	8,943,597	8,629,932

Operating property and equipment	346,928,810	378,499,689
Property and equipment held for sale	18,801,907	4,281,626
Less accumulated depreciation	(88,078,436)	(85,665,125)

	277,652,281	297,116,190

Deferred finance costs, net	1,772,291	2,227,570
Deferred tax asset, net	3,313,650	—
Other assets	2,455,235	1,297,808

	$294,137,054	$309,271,500

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$40,045,463	$29,952,622
Line of credit borrowings	4,675	10,675
Accounts payable and accrued expenses	3,893,255	1,102,614
Accrued interest payable	889,023	968,627
Accrued property and other taxes	2,697,483	1,642,831
Accrued payroll	390,263	—
Preferred stock dividends payable	—	1,667,612

Total current liabilities	47,920,162	35,344,981

Mortgage notes payable, less current portion	158,990,517	183,858,821

	206,910,679	219,203,802
Stockholders’ Equity
Preferred stock, 1,272,727 shares authorized, 9.25% Series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 0 shares issued and outstanding (1,272,727 at December 31, 2003)	—	1,272,727
Preferred stock, 2,256,000 shares authorized, 8.5% Series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 0 shares issued and outstanding (2,191,500 at December 31, 2003)	—	2,191,500
Common stock, $.10 par value, 100,000,000 shares authorized, 57,054,059 shares (11,928,341 at December 31, 2003) issued and outstanding	5,705,406	1,192,835
Contributed capital	110,387,164	92,701,662
Unamortized deferred compensation	(1,924,350)	(2,330,144)
Accumulated deficit	(26,941,845)	(4,960,882)

Total stockholders’ equity	87,226,375	90,067,698

	$294,137,054	$309,271,500

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2004	2003	2004	2003
Lodging revenues	$22,941,785	$—	$63,876,382	$—
Other revenues	130,767	—	333,469	—
Lease revenues	—	9,709,319	—	27,993,862

Total revenues	23,072,552	9,709,319	64,209,851	27,993,862

Direct lodging expenses	11,800,054	—	33,697,946	—
Property and other taxes and insurance	1,291,950	1,320,717	3,901,696	4,058,165
Depreciation	3,082,866	3,980,075	9,947,404	12,491,688
Corporate general and administrative	1,640,985	649,450	5,080,878	2,031,623
Acquisition costs	—	724,602	—	724,602
Early extinguishment of mortgage notes	22,597	9,249	32,015	115,635

Total expenses	17,838,452	6,684,093	52,659,939	19,421,713

Income from operations	5,234,100	3,025,226	11,549,912	8,572,149

Interest expense	2,556,695	2,840,242	7,702,182	8,410,387
Lease termination costs	—	—	8,954,361	—
Loss on impairment of real estate	50,000	—	50,000	—
Gain on sale of property and equipment	663,051	—	732,290	35,921

Income (loss) before income taxes and discontinued operations	3,290,456	184,984	(4,424,341)	197,683
Deferred tax benefit due to change in taxable Status	—	—	1,397,672	—
Income tax (expense) benefit	(1,279,903)	—	7,931	—

Net income (loss) from continuing operations	2,010,553	184,984	(3,018,738)	197,683

Income (loss) from discontinued operations	81,793	424,110	(612,840)	1,196,852
Loss on impairment of real estate related to discontinued operations	(4,343,729)	—	(4,343,729)	—
(Loss) gain on sale of discontinued operations	(217,909)	20,165	34,638	23,576
Income tax benefit related to discontinued operations	1,742,661	—	1,914,631	—

Net (loss) income from discontinued operations	(2,737,184)	444,275	(3,007,300)	1,220,428

Net (loss) income	(726,631)	629,259	(6,026,038)	1,418,111
Preferred stock dividends	1,037,357	1,667,190	4,371,716	5,001,570
Loss on redemption of preferred stock	15,954,925	—	15,954,925	—

Net loss attributable to common stockholders	$(17,718,913)	$(1,037,931)	$(26,352,679)	$(3,583,459)

Loss per common share-basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.34)	$(0.13)	$(0.98)	$(0.43)

Net loss attributable to common stockholders	$(0.40)	$(0.09)	$(1.10)	$(0.32)

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, (unaudited)
	2004	2003
Operating activities
Net (loss) income from continuing operations	$(3,018,738)	$197,683
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	9,947,404	12,491,688
Loss on impairment of real estate	50,000	—
Amortization of deferred finance costs	568,476	729,630
Stock-based compensation expense	297,474	326,570
Early extinguishments of mortgage notes	32,015	115,635
Lease termination costs – non-cash	9,215,220	—
Gain on sale of property and equipment	(732,290)	(35,921)
Deferred income tax benefit from continuing operations	(1,399,019)	—
Changes in assets and liabilities increasing (decreasing) cash:
Accounts receivable, net	(724,511)	—
Other receivables	(235,681)	—
Inventory	58,068	—
Receivable from affiliate	—	(2,882,412)
Other assets	(803,373)	(73,034)
Accounts payable and accrued expenses	(50,874)	(16,492)
Accrued interest payable	(79,604)	(67,852)
Accrued property and other taxes	1,054,652	892,327
Accrued payroll	(441,158)	—

Net cash provided by operating activities	13,738,061	11,677,822

Investing activities
Reductions to restricted cash	72,830	359,616
Proceeds from disposition of property and equipment	8,100,136	3,668,997
Additions to property and equipment	(2,827,556)	(3,005,819)

Net cash provided by investing activities	5,345,410	1,022,794

Financing activities
Common stock dividends paid	—	(1,710,976)
Preferred stock dividends paid	(6,039,318)	(5,001,356)
Proceeds from issuance of common stock, net of offering expenses	76,957,098	16,278
Payments on redemption of preferred stock, net	(75,662,976)	—
Proceeds from mortgage notes payable	—	7,656,567
Payments on line of credit, net	(5,001)	(5,374)
Payments of deferred finance costs	(274,426)	(409,886)
Payoff of mortgage notes payable	(7,112,718)	(7,257,804)
Payments on mortgage notes payable	(7,664,744)	(7,269,960)

Net cash used in financing activities	(19,802,085)	(13,982,511)

Net cash used in continuing operations	(718,614)	(1,281,895)
Net cash provided by discontinued operations	392,897	2,238,597

Net change in cash	(325,717)	956,702
Cash at beginning of year	3,549,083	3,832,477

Cash at end of period	$3,223,366	$4,789,179

See accompanying notes

Part I

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust (“REIT”), becoming a taxable C-corporation effective as of the beginning of 2004.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other interim period. The hotel industry is seasonal in nature. The lodging revenues recognized are generally greater in the second and third quarters than in the first and fourth quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K/A for the year ended December 31, 2003.

2. Recent Accounting Pronouncement

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

3. Acquisition of Kitchin Hospitality, LLC

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust. The Company and the owners of Kitchin Hospitality reached a definitive agreement on September 10, 2003. The transaction was approved by the Company’s shareholders on December 19, 2003. The Company has included Kitchin Hospitality’s operating results in its consolidated financial statements from January 1, 2004.

Under the applicable tax rules, a hotel REIT is not permitted to operate its hotel properties. After closing the acquisition, the Company began operating its own hotels and relinquished its election to be treated as a REIT for income tax purposes. The acquisition accomplished the Company’s goals to (a) become a fully integrated hotel company with the ability to operate its hotels without any REIT restrictions; (b) eliminate the perceived conflicts of interest in its prior relationship with Kitchin Hospitality; (c) retain future earnings and cash flow to pay down debt and for future development; and (d) pursue other business activities not permissible for the Company as a REIT.

The Company paid initial consideration of 2,185,430 shares of Company stock and $1.3 million in cash to the former owners of Kitchin Hospitality, Thomas W. Kitchin and members of his immediate family. The consideration was subject to a working capital adjustment based on a target of Kitchin Hospitality’s working capital as of December 31, 2003. The net working capital adjustment, as agreed upon, required that the owners of Kitchin Hospitality return 32,064 shares of consideration in March 2004. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the estimated fair value of the assets acquired and liabilities assumed. Under this method, the acquired assets and assumed liabilities were recorded on the Company’s balance sheet at their fair market value as of January 2, 2004. The value of goodwill and trademarks on Kitchin Hospitality’s books was eliminated, and the trademarks were revalued at $75,000 in aggregate, which represents the contract price at which the Company would have been able to purchase the trademarks from Kitchin Hospitality at the expiration of the master lease agreements.

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

Accounts payable and accrued expenses include a payable to the Company from Kitchin Hospitality of $3,252,659 as of January 2, 2004. This payable eliminates the Company’s receivable from Kitchin Hospitality of $3,252,659 as of December 31, 2003.

The following unaudited pro forma data gives effect to the Company’s acquisition of Kitchin Hospitality as if it had occurred on January 1, 2003. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred on January 1, 2003 and should not serve as a forecast of the Company’s operating results for future periods.

The adjustments to the historical data reflect the following: (i) the elimination of revenues and related costs of revenues for capital expenditure work performed by Kitchin Hospitality for the Company; (ii) the elimination of lease expense recorded by Kitchin Hospitality and revenues recorded by the Company; (iii) the elimination of overhead reimbursements recorded by the Company and related revenues recorded by Kitchin Hospitality for the leases of the Inns and the billboards; and (iv) income tax expense for the combined company as a taxable C-corporation. The pro forma adjustments for the acquisition are based upon the available information and certain assumptions that management believes are appropriate. There are additional pro forma disclosures in Note 10 related to the August 2004 preferred stock redemption.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Total revenues	$23,023,015	$63,888,442

Loss from continuing operations attributable to common stockholders	$(302,529)	$(3,054,386)

Weighted average shares outstanding for basic and diluted loss per common share	13,482,816	13,452,287

Basic and diluted loss from continuing operations per common share	$(0.02)	$(0.23)

4. Debt

At September 30, 2004 and December 31, 2003, the mortgage notes payable were collateralized by all of the Company’s hotel properties, and the carrying value of the long-term debt approximated its fair value. As of September 30, 2004 outstanding debt consists of the following:

Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2004 to 2019. Interest rates are adjusted annually and range from 4.75% to 9.25% and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on 100 Inns.	$176,941,238
Term of twenty years and interest accrues at 3.75% above a weekly average yield on Treasury securities, adjusted annually (5.05% at September 30, 2004). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on 11 Inns.	15,864,742
Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. Interest rates are adjusted weekly. Secured by mortgages on 2 Inns and letters of credit expiring December 31, 2004.	6,230,000

Total mortgage notes payable	199,035,980

Current maturities of mortgage notes payable (1)	40,045,463

Mortgage notes payable, less current portion	$158,990,517

Line of credit borrowings:
$3.5 million of line of credit secured by billboards. The line bears interest at prime plus 1.0% with a floor of 4.25% and cap of 6.25%. Payments of interest are due monthly with the principal balance payable upon maturity in December 2004.	$4,675
$1.5 million line of credit secured by accounts receivable ($1.1 million available at September 30, 2004). The line bears interest at prime plus 0.75%. Payments of interest are due monthly with the principal balance payable upon maturity in August 2005.	—

Line of credit borrowings	$4,675

(1)	Current maturities includes: maturing mortgage loans totaling approximately $22.5 million secured by nineteen Inns; mortgage loans totaling approximately $6.2 million secured by letters of credit which expire in the next twelve months; and scheduled principal payments of $11.3 million for the next twelve months. Based on preliminary discussions with these lenders and historical experience, the Company believes it can successfully obtain replacement financing of its maturing debt at satisfactory renewal terms. If the Company is unsuccessful in refinancing these obligations, it anticipates employing other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sales of Inns to meet the required obligations.

The Company’s plan to sell certain Inns is expected to result in the payoff of the related mortgage debt. The total amount of mortgage debt related to the Company’s Inns held for sale at September 30, 2004 is $18.8 million.

At September 30, 2004, the interest rates on approximately $185.1 million of the total outstanding mortgage loans of $199.0 million are variable, adjustable during the next twelve months as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
October 2004	$20.7	5.7%
January 2005	35.3	5.3%
February 2005	18.0	6.2%
March 2005	4.6	5.4%
April 2005	36.3	5.1%
May 2005	3.0	5.1%
July 2005	45.5	5.8%
September 2005	4.3	7.5%
Adjusts Daily	17.4	3.9%

Total	$185.1

The weighted average interest rate on the Company’s debt was 5.2% during the nine months ended September 30, 2004 compared to 5.4% during the same period in 2003.

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

The Company does not expect to pay federal income taxes for the year ending December 31, 2004 given its anticipated use of net operating loss carry forwards to offset taxable income. The Company has recorded an income tax benefit for continuing and discontinued operations for the three months ended September 30, 2004 of approximately $463,000 at an effective rate of 38.9% and an income tax benefit for continuing and discontinued operations for the nine months ended September 30, 2004 of approximately $1,923,000 at an effective rate of 20.6%. During the nine months ended September 30, 2004, the Company established a deferred tax asset of approximately $3.2 million for the future deductions related to the lease termination costs offset by a valuation allowance of approximately $1.0 million. This asset excludes approximately $2.0 million of the $9.0 million lease termination charge that will not be deductible. Excluding the effects of establishing the valuation allowance and incurring nondeductible lease termination costs, the Company would have recorded an income tax benefit at an effective rate of approximately 40.0% for the nine months ended September 30, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands except per share data)
Net loss attributable to common stockholders	$(17,719)	$(1,038)	$(26,353)	$(3,583)
Add: Stock-based compensation expense, net of tax of $39,549 and $61,182 in 2004, included in reported net loss	62	101	236	327
Less: Stock-based employee compensation expense, net of tax of $47,162 and $72,042 in 2004, determined under fair value based method for all awards granted since January 1, 1995	(74)	(6)	(278)	(177)

Pro forma loss attributable to common stockholders	$(17,731)	$(943)	$(26,395)	$(3,433)

Pro forma loss per share-basic and diluted	$(0.40)	$(0.08)	$(1.11)	$(0.29)

Reported loss per share- basic and diluted	$(0.40)	$(0.09)	$(1.10)	$(0.32)

The Company recognized compensation expense of approximately $102,000 and $101,000 for the three months ended September 30, 2004 and 2003, respectively and approximately $297,000 and $327,000 for the nine months ended September 30, 2004 and 2003, respectively, related to the vesting of restricted stock.

The Company has five stock compensation plans:

Plan Name	Shares Authorized	Options Exercised and Vested Grants	Options Outstanding	Options Exercisable	Restricted Stock Grants Outstanding
1993 Plan	561,984	248,494	183,000	81,000	130,490
1996 Plan	500,000	—	—	—	401,670
2003 Plan	1,000,000	—	678,400	—	—
1995 Director Plan	150,000	—	100,000	100,000	—
1997 Director Plan	200,000	—	100,000	100,000	—

Total	2,411,984	248,494	1,061,400	281,000	532,160

As of September 30, 2004, 2,411,984 shares of common stock were authorized for issuance under stock compensation plans, including 419,930 available for future option grants and restricted stock grants under the 1996 and 2003 plans. As of September 30, 2004, options to purchase 1,061,400 shares of common stock were outstanding (including 281,000 which were exercisable). In addition, there are 532,160 shares of common stock issued to the Company’s employees that are restricted as to sale until vested in 2005 through 2010.

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

The components of discontinued operations for the three and nine months ended September 30, 2004 and 2003 are:

•	One Signature Inn sold during first quarter 2003

•	One Jameson Inn sold during third quarter 2003 (This Inn, which was sold in 2003, is franchised but included in discontinued operations because the franchise agreement was entered into prior to January 1, 2004, the date the Company acquired Kitchin Hospitality).

•	One Signature Inn sold during first quarter 2004

•	One Jameson Inn sold during third quarter 2004

•	Eight Signature Inns held for sale at September 30, 2004

In total, these 12 Inns represent 1,267 rooms.

The following table includes the results of operations of these discontinued properties through the date of each respective sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Lodging revenues	$2,341,360	$—	$6,190,174	$—
Lease revenues	—	1,422,577	—	4,371,715

Total revenues	2,341,360	1,422,577	6,190,174	4,371,715

Direct lodging expenses	1,458,027	—	4,165,931	—
Property and other taxes and insurance	231,427	245,652	725,072	752,275
Depreciation	243,587	330,977	805,546	1,041,745
Corporate general and administrative	16,072	39,499	40,180	86,423

Total expenses	1,949,113	616,128	5,736,729	1,880,443

Income from discontinued operations	392,247	806,449	453,445	2,491,272
Interest expense	310,454	382,339	1,066,285	1,294,420

Income (loss) from discontinued operations	81,793	424,110	(612,840)	1,196,852
Loss from impairment of real estate related to discontinued operations	(4,343,729)	—	(4,343,729)	—
(Loss) gain on sale of discontinued operations	(217,909)	20,165	34,638	23,576
Income tax benefit	(1,742,661)	—	(1,914,631)	—

(Loss) income from discontinued operations	$(2,737,184)	$444,275	$(3,007,300)	$1,220,428

The Company recorded gains on disposal of discontinued operations of approximately $34,638 and $23,576 related to the assets sold in the first nine months of 2004 and 2003, respectively. During the third quarter 2004, the Company recorded a loss on impairment of real estate of $4.3 million related to five of the eight Signature Inns properties included in property and equipment held for sale.

8. Commitments and Contingencies

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

A shareholder lawsuit seeking class action and derivative status for claims based on the acquisition of Kitchin Hospitality, LLC, was settled on December 18, 2003 by agreement of the parties for certain non-monetary actions, which the Company agreed to take, and a payment to the plaintiff’s attorney for legal fees in an amount approved by the court, not to exceed $175,000. The Company was also required to pay costs of providing notice of the settlement to its shareholders, estimated to be approximately $25,000. The Company has incurred legal fees on its behalf and on behalf of its directors with whom it has indemnification agreements. The Company’s directors and officers liability insurance carrier has agreed to reimburse the Company for 50% of the costs of settling this case, not to exceed $100,000. The Company provided for the settlement and estimated related costs, and recorded expense of $285,000 in the year ended December 31, 2003. The settlement was approved by the court in Dekalb County, Georgia in September 2004. The payment was made to the plaintiff’s attorney and the reimbursement was received from the insurance carrier in October 2004.

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Inn in Pearl, Mississippi. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator
Net income (loss) from continuing operations	$2,010,553	$184,984	$(3,018,738)	$197,683
Preferred stock dividends	(1,037,357)	(1,667,190)	(4,371,716)	(5,001,570)
Loss on redemption of preferred stock	(15,954,925)	—	(15,954,925)	—

Loss from continuing operations attributable to common shareholders	(14,981,729)	(1,482,206)	(23,345,379)	(4,803,887)
(Loss) income from discontinued operations	(2,737,184)	444,275	(3,007,300)	1,220,428

Net loss attributable to common stockholders	$(17,718,913)	$(1,037,931)	$(26,352,679)	$(3,583,459)

Denominator
Weighted average shares outstanding	44,909,549	11,949,392	24,422,158	11,916,742
Less: Unvested restricted shares	(550,449)	(619,942)	(561,726)	(617,821)

Denominator for earnings per share-basic and diluted	44,359,100	11,329,450	23,860,432	11,298,921

Loss Per Common Share
Net loss from continuing operations attributable to common stockholders-basic and diluted	$(0.34)	$(0.13)	$(0.98)	$(0.43)
Net (loss) income from discontinued operations-basic and diluted	(0.06)	0.04	(0.12)	0.11

Net loss attributable to common stockholder-basic and diluted	$(0.40)	$(0.09)	$(1.10)	$(0.32)

Options to purchase 1,061,400 and 370,000 shares of common stock at September 30, 2004 and 2003, respectively, were outstanding but were not included in the computations of diluted loss per share because the securities’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Additionally, for all periods presented, the potential conversion of the Series S Preferred Stock was not included in the computation of diluted earnings per share as the effect of conversion would be antidilutive.

10. Common Stock Offering and Redemption of Preferred Stock

On July 26, 2004 the Company completed a public offering of 43,000,000 shares of its common stock at a price of $1.92 per share, raising gross proceeds of offering of approximately $82.6 million and net proceeds of approximately $77.0 million.

On August 25, 2004 the Company redeemed all shares of both issues of preferred stock at their stated par value plus accrued dividends through the date of redemption. The Company recorded a charge to net income attributable to common shareholders of approximately $16.0 million in third quarter 2004 relating to the excess of liquidation value paid to the preferred shareholders over the net proceeds per share recorded.

The following unaudited pro forma data gives effect to the Company’s issuance of common stock and redemption of preferred stock as if they had occurred on January 1, 2003. The adjustments to the historical data include those adjustments listed in Note 3 with respect to the Company’s acquisition of Kitchin Hospitality. The adjustments also include (i) the elimination of the payment of the preferred stock dividend for all periods presented and (ii) an addition to weighted average shares outstanding to reflect the additional common shares issued in the offering. There would be no effect to net revenues from the common stock offering transaction. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the offering and redemption had occurred on January 1, 2003 and should not serve as a forecast of the Company’s operating results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) from continuing operations attributable to common stockholders	$2,010,553	$1,364,661	$(3,018,738)	$1,947,184
Weighted average shares outstanding for basic income (loss) per share	56,511,273	54,329,450	56,502,768	54,298,921
Weighted average shares outstanding for diluted income (loss) per share	56,500,720	54,700,949	56,502,768	54,670,421
Basic income (loss) from continuing operations per common share	$0.04	$0.03	$(0.05)	$0.04
Diluted income (loss) from continuing operations per common share	$0.04	$0.02	$(0.05)	$0.04

On September 15, 2004, the Company filed a registration statement on Form S-3 to register 2.0 million shares of common stock in connection with the Jameson Stock Awards Program. When implemented following effectiveness of the registration statement, ten percent of the room charges paid by participants in the Jameson Stock Awards program will be used to purchase shares of common stock. In the Company’s financial statements, the amounts applied to the purchase of these shares will not be reflected as revenues in the statements of operations, but will be recorded as additions to our stockholders’ equity.

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

We now own and operate 113 hotel properties, of which 90 are Jameson Inns, located predominantly in the southeastern United States, and 23 are Signature Inns, located predominantly in the midwestern United States. We have classified eight of the Signature Inns as held for sale at September 30, 2004 and therefore reported their earnings in discontinued operations. Our hotel operation activities are conducted through our wholly owned subsidiary, Kitchin Hospitality. We also license the use of the Jameson Inn name to the franchisees of 12 other hotels which we previously owned. We also manage one of our franchised hotels and one unaffiliated hotel property for a third party.

Our continuing operations for 2003 and 2004 include:

•	90 Jameson Inns which we currently own

•	15 Signature Inns which we currently own

•	4 Jameson Inns which were sold during 2004 and are franchised. For these Inns, we include their actual revenue and expenses through date of sale and after the sale, we record a license fee. Their rooms available and other statistical data are only included through the date of sale.

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

As a fully integrated hotel owner and operator, we seek to maximize cash flow from our Inns. To accomplish this, we are considering a number of strategic alternatives, including:

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

We have begun the process of renovating our Signature Inns and converting them to Jameson Inns. We are also selling certain Inns and expanding our franchising business. We will consider acquiring hotel properties and expanding our existing properties as suitable opportunities arise. These programs may be modified or curtailed, and new or different programs may be implemented, as industry conditions change and our operating strategy evolves to address future operating conditions and take advantage of future opportunities.

Key Performance Indicator

The primary financial indicator of our operating performance is Revenue per Available Room, (“RevPAR”), which is a function of the occupancy rate and average daily rate, (“ADR”), at our hotels. Control of our operational and administrative expenses will also be an important aspect of our business as we now operate all of our owned Inns.

Unaudited Selected Pro Forma Condensed Financial Statements

Room revenues were earned by our lessee, Kitchin Hospitality, during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of the transaction, we now recognize the room revenues on our financial statements. For comparison purposes we are presenting the following unaudited pro forma income statement for the three and nine months ended September 30, 2003.

This pro forma information assumes the acquisition of Kitchin Hospitality occurred on January 1, 2003, and in accordance with SEC guidelines, it excludes non-recurring adjustments related to the acquisition and the effects of discontinued operations:

Three Months Ended September 30, 2003	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma Jameson Inns
Lease revenues	$9,691,662	$—	$—	$(9,691,662)		$—
Lodging revenues	—	22,916,634	—	—		22,916,634
Renovation and refurbishment revenues	—	828,980	—	(828,980	)(B)	—
Overhead reimbursements	—	467,565	—	(467,565	)(C)	—
Management and license fee income	—	88,724	—	—		88,724
Billboard lease and other income	17,657	55,475	(55,475)	—		17,657

Total revenues	9,709,319	24,357,378	(55,475)	(10,988,207)		23,023,015

Lease expense	—	9,691,662	—	(9,691,662)		—
Costs of renovations and refurbishment	—	774,748	—	(774,748	)(B)	—
Direct lodging expenses	—	11,320,513	—	—		11,320,513
Property and other taxes and insurance	1,320,717	—	—	—		1,320,717
Depreciation	3,980,075	26,421	—	(18,077	)(B)	3,988,419
Corporate general and administrative	649,450	1,128,503	—	(467,565	)(C)	1,310,388
Early extinguishments of mortgage notes	9,249	—	—	—		9,249
Acquisition costs	724,602	—	—	(724,602)		—

Income from operations	3,025,226	1,415,531	(55,475)	688,447		5,073,729

Gain on sale of property and equipment	—	74,538	(74,538)	—		—
Interest expense	2,840,242	—	—	—		2,840,242

Income before income taxes	184,984	1,490,069	(130,013)	688,447		2,233,487

Income tax expense	—	—	—	868,826		868,826

Net income from continuing operations	184,984	1,490,069	(130,013)	(180,379)		1,364,661
Preferred stock dividends	1,667,190	—	—	—		1,667,190

Net (loss) income from continuing operations attributable to common stockholders	$(1,482,206)	$1,490,069	$(130,013)	$(180,379)		$(302,529)

The following notes explain the pro forma adjustments necessary to reflect the effects of the acquisition as if the transaction had been consummated effective January 1, 2003.

Note A – This column represents the effect of eliminating the operations of Kitchin Hospitality which were not acquired by Jameson Inns, Inc. as part of the acquisition.

Note B – The pro forma adjustment to “Renovation and refurbishment revenues” and “Costs of renovations and refurbishment” represents the elimination of revenues and related costs of revenues for operating property and equipment constructed by Kitchin Hospitality and sold to Jameson Inns, Inc. in the three months ended September 30, 2003. The net effect represents the capitalized profit charged by Kitchin Hospitality to Jameson Inns, Inc. on property and equipment sold to Jameson Inns, Inc, for the three months ended September 30, 2003. The pro forma adjustment to “Depreciation” represents the elimination of the depreciation expense of $18,077 recorded for the three months ended September 30, 2003 related to historical capitalized profit of Kitchin Hospitality.

Note C – The pro forma adjustments to “Overhead reimbursements” and “Corporate general and administrative expenses” represent the elimination of overhead payments recorded by Jameson Inns, Inc. and revenues recorded by Kitchin Hospitality for the three months ended September 30, 2003 related to overhead services provided by Kitchin Hospitality to the Jameson Inns, Inc. Kitchin Hospitality did not charge a profit on the overhead reimbursement, which represented a reimbursement of costs.

Nine Months Ended September 30, 2003	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma Jameson Inns
Lease revenues	$27,931,371	$—	$—	$(27,931,371)		$—
Lodging revenues	—	63,581,547	—	—		63,581,547
Renovation and refurbishment revenues	—	2,624,222	—	(2,624,222	)(B)	—
Overhead reimbursements	—	1,366,102	—	(1,366,102	)(C)	—
Management and license fee income	—	244,404	—	—		244,404
Billboard lease and other income	62,491	128,702	(128,702)	—		62,491

Total revenues	27,993,862	67,944,977	(128,702)	(31,921,695)		63,888,442

Lease expense	—	27,931,371	—	(27,931,371)		—
Costs of renovations and refurbishment	—	2,452,544	—	(2,452,544	)(B)	—
Direct lodging expenses	—	31,997,320	—	—		31,997,320
Property and other taxes and insurance	4,058,165	—	—	—		4,058,165
Depreciation	12,491,688	99,521	—	(57,226	)(B)	12,533,983
Corporate general and administrative	2,031,623	3,690,980	—	(1,366,102	)(C)	4,356,501
Early extinguishments of mortgage notes	115,635	—	—	—		115,635
Acquisition costs	724,602	—	—	(724,602)		—

Income from operations	8,572,149	1,773,241	(128,702)	610,150		10,826,838

Gain on sale of property and equipment	35,921	223,614	(223,614)	—		35,921
Interest expense	8,410,387	—	—	—		8,410,387

Income before income taxes	197,683	1,996,855	(352,316)	610,150		2,452,372

Income tax expense	—	—	—	505,188		505,188

Net income from continuing operations	197,683	1,996,855	(352,316)	104,962		1,947,184
Preferred stock dividends	5,001,570	—	—	—		5,001,570

Net (loss) income from continuing operations attributable to common stockholders	$(4,803,887)	$1,996,855	$(352,316)	$104,962		$(3,054,386)

The following notes explain the pro forma adjustments necessary to reflect the effects of the acquisition as if the transaction had been consummated effective January 1, 2003.

Note A – This column represents the effect of eliminating the operations of Kitchin Hospitality which were not acquired by Jameson Inns, Inc. as part of the acquisition.

Note B – The pro forma adjustment to “Renovation and refurbishment revenues” and “Costs of renovations and refurbishment” represents the elimination of revenues and related costs of revenues for operating property and equipment constructed by Kitchin Hospitality and sold to Jameson Inns, Inc. in the nine months ended September 30, 2003. The net effect represents the capitalized profit charged by Kitchin Hospitality to Jameson Inns, Inc. on property and equipment sold to Jameson Inns, Inc, for the nine months ended September 30, 2003. The pro forma adjustment to “Depreciation” represents the elimination of the depreciation expense of $57,226 recorded for the nine months ended September 30, 2003 related to historical capitalized profit of Kitchin Hospitality.

Note C – The pro forma adjustments to “Overhead reimbursements” and “Corporate general and administrative expenses” represent the elimination of overhead payments recorded by Jameson Inns, Inc. and revenues recorded by Kitchin Hospitality for the nine months ended September 30, 2003 related to overhead services provided by Kitchin Hospitality to the Jameson Inns, Inc. Kitchin Hospitality did not charge a profit on the overhead reimbursement, which represented a reimbursement of costs.

Results of Operations

The following tables show certain historical financial and other information relating to our owned Inns included in continuing operations and exclude statistics related to our twelve franchised Inns. We include in discontinued operations assets held for sale and assets sold with respect to which we did not enter into, or anticipate entering into, a franchise agreement.

	Three Months Ended September 30,
	Jameson		Signature		Combined
	2004	2003	2004	2003	2004	2003
Occupancy rate	59.7%	57.4%	49.5%	52.5%	57.2%	56.3%
ADR	$61.34	$58.58	$66.13	$66.91	$62.36	$60.47
RevPAR	$36.64	$33.65	$32.72	$35.14	$35.67	$34.02
Lodging revenues (000’s)	$17,706	$17,147	$5,235	$5,770	$22,941	$22,917
Room nights available	477,243	484,625	155,388	155,572	632,631	640,197
Operating Inns (at period end)	90	90	15	15	105	105
Rooms available (at period end)	5,125	5,268	1,689	1,691	6,814	6,959

Overall our RevPAR increased 4.9%. RevPAR increased 8.9% for our Jameson Inns and decreased 6.9% for our Signature Inns. The Jameson Inn occupancy rate increased to 59.7% during third quarter 2004 as compared to 57.4% for the same period in 2003. ADR on the Jameson increased 4.7% in third quarter 2004 as compared to the same period in 2003. The Signature Inn ADR decreased to $66.13 during third quarter 2004 as compared to $66.91 in third quarter 2003, a decrease of 1.2%. Occupancy rates for the Signature Inn decreased to 49.5% in third quarter 2004 from 52.5% in third quarter 2003.

	Nine Months Ended September 30,
	Jameson		Signature		Combined
	2004	2003	2004	2003	2004	2003
Occupancy rate	57.2%	55.8%	42.4%	45.2%	53.6%	53.2%
ADR	$59.69	$58.46	$66.06	$65.07	$60.93	$59.83
RevPAR	$34.11	$32.62	$28.03	$29.42	$32.62	$31.84
Lodging revenues (000’s)	$50,288	$49,173	$13,588	$14,408	$63,876	$63,581
Room nights available	1,428,585	1,437,535	462,786	461,643	1,891,371	1,899,178

Overall our RevPAR increased 2.4%. RevPAR increased 4.6% for our Jameson Inns and decreased 4.7% for our Signature Inns. The Jameson Inn occupancy rate increased 2.5%, to 57.2% during the first nine months of 2004 from 55.8% during the first nine months of 2003. ADR on the Jameson increased approximately 2.1% in the first nine months of 2004 as compared to the same period in 2003. The Signature Inn ADR increased to $66.06 during the first nine months of 2004 as compared to $65.07 in the first nine months of 2003, an increase of 1.5%. Occupancy rates for the Signature Inn decreased to 42.4% in the first nine months of 2004 from 45.2% in the first nine months of 2003.

Comparison of the Three Months Ended September 30, 2004 and 2003

Room revenues were earned by our lessee, Kitchin Hospitality, during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of our acquisition of Kitchin Hospitality, we now recognize the room revenues on our financial statements. For comparison purposes we have presented certain comparisons on a pro forma basis. You should read this information in conjunction with the section entitled “Unaudited Selected Pro Forma Condensed Financial Statements”.

Revenues

During 2004, we earned lodging revenues from continuing operations of approximately $22.9 million which was flat compared to 2003 due to a 4.9% increase in RevPAR offset by fewer rooms available and a reduction in telephone and other revenues. This increase is due to an increase in occupancy to 57.2% from 56.3% and an increase of $1.89 in ADR to $62.36 in third quarter 2004 from $60.47 in third quarter 2003.

Direct Lodging Expenses

Our direct lodging expense for 2004 was approximately $11.8 million compared to pro forma 2003 direct lodging expense of $11.3 million. This increase is due to an increase in repairs and maintenance and room supplies at the Inns as well as an increase in sales and marketing costs.

Property and Other Taxes and Insurance

Our property and other taxes and our insurance expenses in 2004 were flat as compared to pro forma 2003 and were approximately $1.3 million.

Depreciation

Our depreciation expense decreased to approximately $3.1 million in 2004 from pro forma 2003 expense of approximately $4.0 million due to many of the assets with a shorter life having been fully depreciated.

Corporate General and Administrative

Our general and administrative expense for 2004 increased to approximately $1.6 million from pro forma 2003 expenses of approximately $1.3 million due primarily to an increase in our other administrative costs including those related to establishing our stock awards program and an adjustment related to our straight line rent accrual.

Gain on Sale of Property and Equipment

During third quarter 2004, we had a gain of approximately $663,000 from the sale of two Jameson Inns which are now franchised.

Interest Expense

Our interest expense decreased to approximately $2.6 million in 2004 from approximately $2.8 million in pro forma 2003. This was the result of the decrease in the weighted average interest rate on our debt to 5.3% during third quarter 2004 compared to 5.4% during third quarter 2003. Additionally, we had a 6.0% lower average principal balance of our outstanding debt in third quarter 2004 compared to third quarter 2003.

Discontinued Operations

Our income from discontinued operations decreased to income of $81,793 in 2004 from income of $424,110 in 2003. In 2004, we recorded an impairment loss of $4.3 million on five of the eight Signature Inns classified as held for sale at September 30, 2004. In 2004, we recorded a loss of $217,909 on the sale of one Inn included in discontinued operations. During third quarter 2003, we recognized a gain of approximately $20,000 on the sale of one Jameson Inn included in discontinued operations.

Income Taxes

We do not expect to pay federal income taxes for the year ending December 31, 2004 given our anticipated use of net operating loss carry forwards to offset taxable income. We recorded income tax benefit for continuing and discontinued operations in third quarter 2004 of approximately $463,000 (expense of $1,279,903 from continuing operations and a benefit of $1,742,661 from discontinued operations) at an effective rate of 38.9%.

Preferred Stock Dividends

The preferred stock dividends of $1.0 million in 2004 were less than the $1.7 million in 2003 due to the redemption of the preferred stock on August 26, 2004 which resulted in a lower dividend for the quarter.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Revenues

During 2004, our lodging revenues from continuing operations increased to approximately $63.9 million as compared to lodging revenues of approximately $63.6 million earned in 2003. The increase is due to a 1.8% increase in ADR and an increase in occupancy to 53.6% from 53.2%.

Direct Lodging Expenses

Our direct lodging expense for 2004 was approximately $33.7 million compared to direct lodging expense of $32.0 million for pro forma 2003. This increase is due to an increase in repairs and maintenance and room supplies at the Inns as well as an increase in sales and marketing costs.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses in 2004 decreased to $3.9 million compared to pro forma 2003 of approximately $4.1 million due to the sale of four hotels during 2004 which are included in continuing operations since they are franchised.

Depreciation

Our depreciation expense decreased to approximately $9.9 million in 2004 from the pro forma 2003 expense of approximately $12.5 million due to many of the assets with a shorter life having been fully depreciated and due to the sale of four hotels during 2004 which are included in continuing operations since they are franchised.

Corporate General and Administrative

Our general and administrative expense for 2004 increased to approximately $5.1 million from pro forma 2003 expenses of approximately $4.4 million due increased payroll and other administrative costs including those costs related to establishing our stock awards program.

Lease Termination Costs

We incurred lease termination costs of approximately $9.0 million in connection with our acquisition of Kitchin Hospitality on January 2, 2004. We do not anticipate any additional costs in connection with this acquisition.

Gain on Sale of Property and Equipment

During 2004, we had a gain of approximately $732,000 from the sale of four Jameson Inns not accounted for in discontinued operations compared with a gain of approximately $36,000 from the sale of a tract of land and a billboard in 2003.

Interest Expense

Our interest expense decreased to approximately $7.7 million 2004 from approximately $8.4 million in pro forma of 2003. This was the result of the decrease in the weighted average interest rate on our debt to 5.2% during first nine months of 2004 compared to 5.4% during the first nine months of 2003. Additionally, we had a 6.0% lower average principal balance of our outstanding debt in the first nine months of 2004 compared to the first nine months of 2003.

Discontinued Operations

Our income from discontinued operations decreased to a loss of $612,840 in 2004 from income of approximately $1.2 million in 2003. In 2004, we booked an impairment loss, of $4.3 million on five of the Signature Inns classified as held for sale. In 2004, we recorded net gains on sales of $34,638 on the sales of two Inns, compared to a gain of $23,576 on the sale of one Inn in 2003.

Income Taxes

We do not expect to pay federal income taxes for the year ending December 31, 2004 given our anticipated use of net operating loss carry forwards to offset taxable income. We recorded an income tax benefit for continuing and discontinued operations in the first nine months of 2004 of approximately $1.9 million (benefit of $7,931 from continuing operations and a benefit of $1,914,631 from discontinued operations) at an effective rate of 20.6%. During first quarter 2004, we established a deferred tax asset of approximately $3.2 million for the future deductions related to the lease termination costs offset by a valuation allowance of approximately $1.0 million. This asset excludes approximately $2.0 million of the $9.0 million lease termination charge that will not be deductible. Excluding the effects of establishing the valuation allowance and incurring nondeductible lease termination costs, we would have recorded an income tax benefit at an effective rate of approximately 40.0%.

Preferred Stock Dividends

The preferred stock dividends of $4.4 million in 2004 were less than the $5.0 million in 2003 due to the redemption of the preferred stock on August 26, 2004 which resulted in recording a lower dividend for the nine months ended September 30, 2004.

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

In July 2004, we raised net proceeds of approximately $77.0 million from the issuance of 43,000,000 shares of our common stock at a price of $1.92 per share. These net proceeds were utilized to redeem all of our outstanding Series A and Series S preferred stock including accrued dividends on August 25, 2004.

Our short-term liquidity needs include funds for interest and principal payments on our outstanding indebtedness and funds for capital expenditures. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, reserves established from existing cash, refinancing maturing mortgages and, if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of hotel property development, including the rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other nonrecurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our line of credit facilities, the issuance of equity securities, joint ventures, and hotel sales.

Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flow from operations, available borrowings under our credit facilities and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2005.

Our ability to fund operations, make planned capital expenditures, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance and our success in extending or refinancing current debt maturities. Our future operating performance is dependent on a number of factors, many of which are beyond our control, including local and national economic conditions, interest rates and new room supply.

Sources and Uses of Cash

Our net cash provided by operations was approximately $13.7 million in the first nine months of 2004. Our other principal sources of liquidity are:

•	existing cash on hand of approximately $3.2 million at September 30, 2004;

•	the remaining availability under the lines of credit (approximately $4.6 million at September 30, 2004);

•	proceeds from the refinancing of Inns with increased borrowing capacity; and

•	net proceeds from the sale of Inns.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements including other operating expenses. The elimination of our preferred stock dividend requirements given the redemption of our Series A and Series S preferred stock on August 25, 2004 will significantly increase our ongoing available cash flow.

Our net cash provided by investing activities for the first nine months of 2004 totaled approximately $5.3 million. We received net cash proceeds totaling approximately $8.1 million from the sale of six Inns. Proceeds from these asset sales were primarily used to retire debt. Additions to property and equipment totaled approximately $2.8 million for the first nine months of 2004. Included in additions to property and equipment are capital expenditures for refurbishing and renovating existing Inns.

We plan to spend approximately $5.1 million during full year 2004 on refurbishment and renovation projects of existing Inns, including installation of high speed internet access at most of our Inns. We plan to fund these capital expenditures from operating cash flow.

Over the next two to three years, we intend to convert most of our Signature Inns to our more recognizable Jameson Inn brand. We have developed a capital improvement plan designed to improve and upgrade these Inns. The total cost of this program is expected to be approximately $16.0 million to be funded from operating cash flow substantially made available by the redemption of Series A and Series S Preferred Stock. We have reduced our forecast of the overall cost of conversion for the Signature Inns as we have currently listed eight of these Inns for sale. Redemption of our outstanding preferred stock allows us to retain approximately $6.7 million annually which was previously paid as annual dividends on our Series A and Series S preferred stock.

Our net cash used in financing activities during the first nine months of 2004 totaled approximately $19.8 million. This amount included the proceeds of $77.0 million from the issuance of 43.0 million shares of common stock, payments of $75.7 million to redeem the Series A and Series S preferred stock, payment of dividends to preferred shareholders of approximately $6.0 million, repayments of mortgage notes and related deferred finance costs net of proceeds from mortgage notes and line of credit borrowings of approximately $6.4 million, and scheduled long-term debt payments of approximately $8.4 million.

Financing Strategy

Historically, we have financed all of the costs of developing new Inns and expanding existing Inns with bank borrowings and with proceeds from the issuance of common stock. However, as a result of the redemption of our outstanding preferred stock, we expect to be able to fund a substantial amount of our future capital needs such as our Signature Inn conversions through internally generated cash flow. Nevertheless, incurring additional debt is likely to be a significant means of financing any substantial growth in the future.

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

Debt Structure

At September 30, 2004, our outstanding indebtedness was approximately $199.0 million which was collateralized by our owned Inns. Based on preliminary discussions with our lenders and historical experience, we believe we can successfully obtain replacement financing of our maturing debt at satisfactory renewal terms. If we are unsuccessful in refinancing these obligations, we anticipate employing other available resources which include cash, proceeds from refinancing owned Inns with increased borrowing capacity or selling other Inns to meet the required obligations.

Jameson Stock Awards

On September 15, 2004, we filed a registration statement on Form S-3 to register 2.0 million shares of common stock in connection with the Jameson Stock Awards Program. The registration statement is not yet effective. Upon implementation of the program following effectiveness of the registration statement, ten percent of the room charges paid by participants in our Jameson Stock Awards program will be used to purchase shares of our common stock. In our financial statements, the amounts applied to the purchase of these shares will not be reflected as revenues in our statements of operations, but will be recorded as additions to our stockholders’ equity.

Franchising Strategy

Of the 23 hotels we have sold since 2001, 12 have remained Jameson Inns, and we expect to continue adding franchisees as we sell certain Jameson Inns. We also plan to solicit franchise arrangements with respect to new and additional Inns owned by others. Increasing our franchising efforts will permit us to expand the geographic footprint of the Jameson Inn brand. We believe that expanding our franchising activities will allow us to grow more rapidly, and may provide the opportunity to grow even in times when our access to capital is limited. We anticipate that franchising will be a much less capital intensive segment of our business. In conjunction with the sale of these 12 properties, $11.0 million of indebtedness has been retired.

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

Impairment of Real Estate Assets

We review long-lived assets for indicators of impairment quarterly or whenever events or changes in circumstances indicate that the carrying values of our property may be impaired. If indicators are present, we project the expected future results of operations of the asset based on our estimates of future budgeted earnings before interest expense, income taxes, depreciation and amortization, and use growth assumptions to project these amounts over the expected life of the underlying asset. Our growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in our markets. If we use inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of our real estate assets. If the analysis indicates that the carrying value is not recoverable from expected future results estimated to be generated by those assets, we write down the asset to its estimated fair value and recognize an impairment loss. Impairment losses are based on the difference between the book value of each individual property and the related estimated fair value of each property. We recorded an impairment loss of approximately $4.3 million during third quarter 2004 related to five of the eight Signature Inns which we classified as held for sale at September 30, 2004.

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

Accounting for Income Taxes

We became a taxable C-corporation effective January 1, 2004. We record a valuation allowance on net deferred tax assets when we believe that some or all of the deferred tax assets will not be realized. We have a valuation allowance against net deferred tax assets of approximately $1.1 million at September 30, 2004. We believe the remainder of deferred tax assets will be realized because of anticipated future taxable income from operations in the subsequent two fiscal years. In the event that taxable income in the future differs from our estimates, the valuation allowance would be misstated.

Overhead Allocation from Kitchin Hospitality

Historically, we reimbursed Kitchin Hospitality for overhead costs pursuant to a cost reimbursement agreement. Effective with the acquisition of Kitchin Hospitality on January 2, 2004, we are assuming the full cost of these general and administrative expenses. The overhead allocation pursuant to an agreement between us and Kitchin Hospitality involved a substantial number of estimates pertaining to the allocation between entities of employees’ time and various other costs. Kitchin Hospitality charged us approximately $449,000 and $1,348,000 for the three and nine months ended September 30, 2003, respectively, for our portion of certain salaries, office overhead and other general and administrative costs pursuant to an agreement.

Recent Accounting Pronouncement

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

Reconciliation of Net Loss to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net loss attributable to common stockholders	$(17,719)	$(1,038)	$(26,353)	$(3,583)
Depreciation (1)	3,326	4,311	10,752	13,533
Lease termination	—	—	8,954	—
Interest expense(1)	2,868	3,223	8,768	9,705
Income tax benefit(1)	(463)	—	(3,320)	—
Preferred dividends	1,037	1,667	4,372	5,002
Loss on redemption of preferred stock	15,955	—	15,955	—

EBITDA	$5,004	$8,163	$19,128	$24,657

We have not included the items listed below in our calculation of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Gain on disposal of real estate	$(445)	$(20)	$(767)	$(59)
Acquisition costs	—	725	—	725
Early extinguishments of mortgage notes	23	9	32	116
Impairment losses	4,393	—	4,393	—
Stock based compensation expense	102	101	297	327
Straight line rent adjustment(2)	102	—	102	—

	$4,175	$815	$4,057	$1,109

(1)	Including amounts related to discontinued operations.
(2)	Adjustment recorded to straight line the ground lease expense.

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

Forward-Looking Statements

This report contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality on January 2, 2004, changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new hotels and expansion of existing hotels, disposition of land parcels and hotels, access to debt financing and capital, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our Inns and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	effectively and efficiently combine our operations with those of Kitchin Hospitality;

•	refurbish and rebrand our Signature Inns at a reasonable cost and without significant delay;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the Jameson Inn brand;

•	acquire hotels that meet our investment criteria;

•	sell, dispose of or otherwise address our Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately market demand;

•	refinance on favorable terms our floating rate and fixed rate indebtedness as it becomes due;

•	secure construction and permanent financing on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms; and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in changing to a tax-paying entity from a REIT.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we may incur.

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

Our directors were defendants in the case captioned: Tammy Newman v. Jameson Inns, Inc. et al., Superior Court, Dekalb County, Georgia, which is a shareholder lawsuit filed October 31, 2003 seeking class action status and derivative status for claims based on our acquisition of Kitchin Hospitality, LLC. Plaintiff has also named Jameson Inns, Inc. as a nominal defendant. This case was settled by agreement of the parties for certain non-monetary actions we have agreed to take and a payment to the plaintiff’s attorneys for their legal fees in an amount to be approved by the court, not to exceed $175,000. We are also required to pay costs of providing notice of the settlement to our shareholders, which are estimated to be approximately $25,000. We have incurred legal fees on behalf of both the Company and our directors (as required under our indemnification agreements with those directors). Our directors and officers liability insurance carrier has agreed to reimburse us for 50% of the costs of settling this case, not to exceed $100,000. In September 2004, the final settlement of this case was approved by the court and the case was dismissed. In October 2004, payment was made to the plaintiff’s attorney and reimbursement was received from the insurance carrier.

In September 2004, Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at our Inn in Pearl, Mississippi. We have denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. We will vigorously defend against this claim. We are fully insured for this claim and we do not expect that this case will have any material adverse effects upon our financial condition.

ITEM 5. OTHER INFORMATION

On November 15, 2004, the Registrant issued a press release announcing its financial results for the third quarter of 2004. This information is being furnished for purposes of Regulation FD and is not deemed filed. A copy of this press release is furnished as Exhibit 99.1 to this report.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for the third quarter 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: November 12, 2004	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Martin D. Brew
Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for the third quarter 2004