Form 10-K
period 2004-12-31
JAMESON INNS INC
filed 2005-03-31
CIK 914373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-23256

JAMESON INNS, INC.

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2079583 (I.R.S. Employer Identification No.)

8 Perimeter Center East, Suite 8050, Atlanta, Georgia (Address of principal executive offices)	30346-1604 (Zip code)

Registrant’s telephone number, including area code: (770) 481-0305

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of June 30, 2004: $24,273,562

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding on March 24, 2005: 57,053,037.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held June 21, 2005 are incorporated by reference into Part III.

FORM 10-K

JAMESON INNS, INC.

ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2004

i

JAMESON INNS, INC.

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality, LLC (“Kitchin Hospitality”) on January 2, 2004, changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new inns and expansion of existing inns, disposition of land parcels and hotels, access to debt financing and capital, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our properties (“Inns”) and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	refurbish and rebrand our Signature Inns;

•	refinance on acceptable terms our current indebtedness as it becomes due;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chains;

•	successfully implement our guest loyalty program through the proposed use of Jameson Stock Awards;

•	acquire hotels that meet our investment criteria;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	secure construction and permanent financing on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in changing from a REIT to a tax-paying entity.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

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

PART I

ITEM 1. BUSINESS

Overview

We are an owner and operator of economy and mid-scale hotels in the southeastern and midwestern United States. As of December 31, 2004, we owned 90 Jameson Inns and franchised an additional 12 Jameson Inns in the southeastern United States, totaling 5,604 rooms. At the same date, we also owned 23 Signature Inns in the midwestern United States totaling 2,620 rooms. We also manage one of our franchised hotels.

We were founded in 1987 by Thomas W. Kitchin, our chairman and chief executive officer, and originally began operations as a Delaware corporation. In 1993, we became a Georgia corporation. We completed our IPO in 1994. At the time of our IPO, we elected to qualify as a real estate investment trust, commonly known as a REIT, for federal income tax purposes. In order to comply with prohibitions on REITs’ direct operation of their hotel properties, we leased our owned Inns to Kitchin Hospitality. Under those lease arrangements, Kitchin Hospitality was responsible for operating our properties and paid us a base rent plus a variable rent based upon the revenues per room received by Kitchin Hospitality.

On January 2, 2004, we acquired Kitchin Hospitality from Thomas W. Kitchin, his spouse, and the six Kitchin Children’s Trusts (the beneficiaries of which are Mr. Kitchin’s six children, including Craig R. Kitchin, our president, chief financial officer and a director, and of which Thomas W. Kitchin serves as trustee). Mr. Kitchin, his spouse and the trusts received 2,153,366 shares of our common stock and cash in the amount of $1.3 million. Kitchin Hospitality is now our wholly owned subsidiary.

Effective January 1, 2004, we relinquished our status as a REIT for federal income tax purposes and became a taxable corporation. Since we are no longer subject to the restrictions under the Internal Revenue Code imposed upon REITs, we are now able to operate our Inns and receive the full financial benefits from those operations, as well as engage in other related activities such as franchising and property management that allow us to capitalize upon our strong brand name.

In connection with our conversion to a taxable corporation, we do not intend to pay a dividend on our common stock for the foreseeable future and instead intend to reinvest our available cash flow into our business. In addition to eliminating the conflicts of interest that were inherent in our lease arrangements with Kitchin Hospitality, we believe that our restructuring simplifies our business model and positions us to capitalize on the increased economic activity that we expect in our markets.

On July 26, 2004, we completed a public offering of 43,000,000 shares of our common stock at a price of $1.92 per share, raising gross proceeds of approximately $82.6 million and net proceeds of approximately $77.0 million. On August 25, 2004 we used the proceeds of that offering to redeem all shares of both series of preferred stock at their stated par value plus accrued dividends through the date of redemption.

Business Strategy

In connection with our corporate restructuring completed in January 2004 and the redemption of our preferred stock in August 2004, we have revised our business strategy to enhance the expansion and aggressive marketing of the Jameson Inn brand. Our primary means of expanding the Jameson Inn brand will be through the conversion of our Signature Inns to Jameson Inns. By redeeming our preferred stock, we have significantly increased our available cash flow. As we are no longer a REIT, we are not required to distribute substantially all of our income to our shareholders.

We believe that our investment in, and dedication to, the following initiatives will expand our brand presence and generate attractive increases in revenue per available room, or “RevPAR.” Our strategy to achieve these objectives consists of the following elements:

Refurbishing and Rebranding Our Signature Inns. We are in the process of refurbishing and converting our Signature Inns to Jameson Inns. We have begun with the three properties in the Southeast with the closest proximity to our Jameson Inns. We believe that our Signature Inns are well-located properties in desirable midwestern markets but with limited brand awareness. Signature Inns are quality structures, most of which were built in the 1980s. The buildings are well maintained, but have an outdated appearance, making it more difficult for them to compete with newer, nationally branded hotels. In addition, these hotel properties have not received the necessary capital expenditures in recent years to maintain their competitiveness with similarly located hotel properties operating in the economy and mid-scale segment. For the last several years, Signature Inns have generally underperformed in their markets.

We have developed a detailed capital improvement plan designed to improve and upgrade the high impact areas, such as guest rooms, common area amenities, signage and landscaping at the Signature Inns that we do not sell. We recently completed the renovation of three Signature Inns at an estimated cost of $3.8 million, which included the cost of significantly changing the exterior appearance of one of these Inns to reflect the Jameson Inn colonial style and the costs of implementing our Dreamium BedTM program at these three Inns. The total estimated cost of the interior renovation aspects of the remaining 12 Signature Inns to be converted is approximately $16.0 million and is being funded from operating cash flow over the next two to three years. Such cash flow will be partially made available since we no longer pay dividends on the Series A and Series S Preferred Stock that we redeemed in 2004. We may expand the scope of our renovation plan to include on a case-by-case basis the conversion of the exterior appearance of many of the remaining Signature Inns. We will evaluate the results of our conversions to assess the effectiveness of the exterior renovations, and may modify our plans based on our ongoing assessments.

We believe that our capital investment into refurbishing and rebranding our Signature Inns will allow those hotels to significantly improve their performance as measured by RevPAR and contribution to our earnings before interest, taxes, depreciation and amortization, or EBITDA. We also believe that by converting these hotels to the Jameson Inn brand in the Midwest, we will increase the overall awareness of the Jameson Inn brand, which should benefit all our Inns.

Aggressively Selling, Expanding and Marketing Our Jameson Inn Brand. We believe that aggressive marketing and promotional efforts can be instrumental in increasing our RevPAR. In 2004 we hired a Vice President of Marketing who is leading our marketing efforts, promoting our “Perfect Stay Guarantee” program, and working to implement the Jameson Stock Awards Program, our proposed guest loyalty program.

We focus our local marketing efforts on the business community in the city or town where a hotel property is located. Our general managers make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of these efforts is to familiarize local business people with our hotel properties in their community and to solicit their recommendation of the hotel properties to travelers visiting the community. This hands-on approach to marketing has contributed generally to the development of a strong relationship between our general managers and the local community.

We conduct our advertising primarily through billboards that are prominently located along the highways near our Inns. Our ads appear on billboards, many of which we own. We also utilize other types of advertising, such as advertisements for the Inns in regional and special event publications and in newspapers. We believe that we provide exceptional service to our guests and rely heavily on strong word-of-mouth referrals and repeat business.

All of our Inns have direct links to the Global Distribution System for reservations which also interface with major electronic reservation systems and connect the Inns with travel agents nationally and internationally. We also market the Inns through our website http://www.jamesoninns.com and through our own call center with toll-free numbers. During 2004, website and internet bookings represented over ten percent of our business.

Our marketing efforts are designed to maximize guest satisfaction. We promote a message that every guest should have “a perfect stay, every time.” We have instituted a “Perfect Stay Guarantee” by which we commit that if a guest is not completely satisfied with all aspects of a stay at one of our Inns, there is no room charge for that guest. During 2004, we refunded approximately $1,100 a night as a result of our “Perfect Stay Guarantee.” This guarantee is mentioned prominently on our website and in lobby signage and telephone greetings, as well as much of our other advertising.

We anticipate increased travel and believe that this increased activity will afford us a timely opportunity to strategically and aggressively implement our enhanced marketing efforts. Additionally, as we complete the refurbishing and rebranding of our Signature Inns, we will re-introduce these Inns to their local markets through a well-coordinated marketing campaign, including a grand opening celebration and enhanced local sales efforts.

Jameson Stock Awards. On September 15, 2004, we filed a registration statement on Form S-3 to register 2.0 million shares of common stock in connection with the Jameson Stock Awards Program. Under the program, ten percent of the room charges paid by participants in our Jameson Stock Awards program will be used to purchase shares of our common stock. In the Company’s financial statements, the amounts applied to the purchase of these shares will not be reflected as revenues in the statements of operations, but will be recorded as additions to our stockholders’ equity. Under the program, existing shareholders will also be able to purchase stock directly from us. The registration statement has not yet been declared effective by the Securities and Exchange Commission. The program will not be implemented until the registration statement has been declared effective.

Disposition of Underperforming Properties. We have decided to sell some of the Signature Inns rather than convert them to Jameson Inns. Eight of the 23 Signature Inns have recently been listed for sale, and we have signed contracts to sell three of the eight properties listed. The properties listed for sale are Inns that the Company does not believe would achieve as high a return on the investment necessary to refurbish and convert as the other Signature Inn properties.

Since 2001, we have sold 20 Jameson Inns and three Signature Inns and have entered into franchising agreements with the buyers of 12 of the Jameson Inns. We also sold three Signature Inns, none of which are currently franchised by us. Although we do not currently plan to sell any Jameson Inns this year, we believe that new franchising arrangements will afford us an attractive opportunity to increase our return on equity. Franchising our brand to buyers also allows us to dispose of hotel properties that no longer meet our strategic objectives without losing brand awareness or recognition in these markets.

Selective Acquisition, Expansion or Development of Properties. As opportunities arise, we will consider acquiring existing, well-located hotel properties that can be refurbished and rebranded as Jameson Inns. Additionally, we will seek new development opportunities including expansion of certain Jameson Inns where we own adjacent vacant land suitable for expansion.

Since our inception, our strategy has been to grow our hotel portfolio contiguously. Our management team began developing hotels in Georgia and then expanded into surrounding states in the Southeast, completing more than 100 hotels in the past 15 years. In many instances, we also bought enough land in the initial purchase to expand the property if warranted and have expanded 44 properties since they were initially developed, and currently own 22 hotel properties with enough land for future expansion.

We plan to take advantage of attractive opportunities where we can continue growing either into other contiguous states or by penetrating larger, feeder markets within the 14 states we currently operate. By growing the Jameson Inn brand, we believe we can increase the value of our all our hotels by increasing our customer base and name recognition of the brand.

Jameson Franchising Program. Until we relinquished our REIT status, we were unable to franchise our brands to other hotel owners. Our franchise arrangements with purchasers of our Inns were implemented by Kitchin Hospitality and assumed by us upon our acquisition of Kitchin Hospitality. We are currently evaluating the results of our franchising efforts to determine whether to seek additional franchising opportunities. We currently do not plan to sell any more Jameson Inns or plan to franchise any of the Signature Inns that we have listed for sale. With the anticipated implementation of our guest loyalty program, our goal is to improve the operating results of our Inns and assess the impact of our recent initiatives to enhance guest amenities before we sell any additional Jameson Inns. If we later determine to sell Inns that do not meet our strategic objectives, we anticipate licensing the Jameson Inn name to the purchaser and thereby expanding our franchise operations. We feel that our marketing and reservation systems are of great benefit to hotel owners who may not have the financial or operating resources to efficiently absorb the high fixed costs associated with the development of their own systems.

Of the 20 Jameson Inns we have sold in the last four years, 12 have remained Jameson Inns. We actively train our franchisees and inspect their properties to ensure a consistent operating standard across all of our Inns. Increasing our franchising efforts will permit us to expand the geographic footprint of the Jameson Inn brand.

Our entry into the franchising business has been done at minimal cost. In our efforts to dispose of underperforming Inns, we discovered that, in many cases, potential buyers wanted to retain the Jameson Inn brand. We believe we were able to sell the hotels that remained Jameson Inns more efficiently because the purchasers were not required to obtain franchises from other hotel companies, change the signage at the properties or incur many of the other costs associated with converting to other brands. In addition, we have not incurred expensive start up costs for this new line of business.

Competition

The lodging industry is highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities, perceived values and quality of accommodations. We compete with other national limited and full service hotel companies as well as various regional and local hotels.

Many of our competitors have a larger network of locations and greater financial resources than we do. Each of our Inns is located in an area that has competing hotels. The more competitive hotels in a particular area, the more difficult it becomes to achieve a desirable occupancy rate and room rate. Many of our Inns are located in cities and communities in which significant new hotel and motel development has occurred in recent years. Our competitors may be able to accept more risk than we can manage prudently and may be able to access the funds needed to acquire hotels more easily and cheaply than we can. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract guests away from our Inns, resulting in a decrease in occupancy rates, average daily rates, or “ADR,” and RevPAR. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our Inn locations, thereby reducing occupancy, ADR and RevPAR and otherwise adversely impacting our results of operations and financial condition.

We believe that we have a number of competitive strengths, including an experienced and stable management team, most of whom have been with us for many years. Our seven senior executives have more than 119 years of combined experience in the hotel industry and they have been a part of the Jameson team an average of 11.7 years.

We have a strong proprietary brand identity. We own our brand names and, with the exception of three of our Signature Inns for which we have entered into a co-branding arrangement with Best Western International, do not have to franchise our name or operations from any other company. This allows us greater control over our operations and eliminates franchise fee payments customary with other hotel brands. We have also franchised the Jameson Inn name to purchasers of 12 Jameson Inns.

Our hotel properties are generally situated in convenient locations throughout the southeastern and midwestern United States. This regional clustering of our assets enables us to reduce our operating costs through economies of scale. For example, we are able to employ our regional property management infrastructure, spread our advertising investment and other operating overhead over a large number of properties and increase our visibility and brand recognition.

We have a strong emphasis on guest satisfaction. We believe our “Perfect Stay Guarantee” contributed significantly to the number one ranking for Jameson Inns in customer satisfaction among all of our competitors in the economy sector that cater to the general public for 2004 and 2003 by Market Metrix, Inc., a leading provider of comprehensive market research services for the hospitality industry. Market Metrix ranks hotel chains on customer satisfaction based upon the results of its random surveys of over 35,000 people each quarter about their recent hotel and other recent travel experiences.

Jameson Inns compete in the economy segment and Signature Inns compete in the mid-scale segment of the lodging industry. We believe that our primary competitors include Hampton Inn, Holiday Inn Express, Fairfield Inn and Comfort Inn.

Our Inns

Our Inns are designed to appeal to price and quality conscious travelers. Our target guests are business travelers, as well as families and leisure travelers attending events such as college or cultural gatherings, fairs, festivals and family reunions. Many of our Inns are located at high traffic areas with convenient highway access and in close proximity to restaurants and other shopping amenities and major employment centers. Additionally, certain of our Inns have meeting space that we feel is in high demand by some of our guests and differentiates us from some of our competitors.

Jameson Inns. Our Jameson Inns are colonial style, white buildings with green trim and are located in ten southeastern states. As of December 31, 2004, the average age of the 90 Jameson Inns we own was approximately 7.2 years. In late 1998, we designed and began building new three-story, interior corridor structures, each with 56 to 80 guest rooms with elevator access. Prior to 1998, we built two-story structures having 39 or 40 guest rooms with exterior corridor access to those rooms. For most of the Jameson Inns constructed prior to 1999, we acquired adjacent vacant land parcels to allow us to expand the Inns should market conditions justify such an expansion. We have expanded 44 of these Inns by constructing additional buildings with 16 to 24 guest rooms. There are an additional 22 Inns with potential for expansion.

All Jameson Inns feature amenities such as swimming pools, fitness centers, remote-controlled color television with cable programming including a premium movie channel, free local calls, complimentary deluxe breakfasts and daily newspapers. In addition, nearly all Jameson Inns currently have high-speed internet service.

Signature Inns. We acquired 26 existing Signature Inns through our merger with Signature Inns, Inc. of Indianapolis in 1999. Since 2002, we have sold three Signature Inns. Most of our Signature Inns were constructed by Signature Inns, Inc. between 1981 and 1997, and as of December 31, 2004, the average age of the 15 Signature Inns that are included in continuing operations was approximately 17.3 years. All of these facilities are interior-corridor hotels and typically contain approximately 120 guest rooms. They all have meeting spaces and business centers for our guests, and have larger guest rooms and lobbies than our Jameson Inns. Signature Inns are generally located in larger markets than our Jameson Inn locations.

Signature Inns offer the same amenity package as our Jameson Inns. In addition, some of our Signature Inns have indoor swimming pools.

Lodging Industry

The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers its guests rooms, meeting rooms, food and beverage services, room service and other guest services, and, in some cases, resort entertainment and activities. The second category, limited service hotels, generally offers rooms and amenities such as swimming pools, continental breakfasts and other limited services. The third category, all suite hotels or motels, typically offers guests more spacious accommodations, kitchen facilities in the suite, and common laundry facilities. Our brands are all limited service hotels. Smith Travel Research categorizes hotels into seven chain scales. Smith Travel Research classifies our Jameson Inns in the economy category and our Signature Inns in the limited service mid-scale without food and beverage category.

Contacting Us

Our mailing address is:

Jameson Inns, Inc.

8 Perimeter Center East, Suite 8050

Atlanta, Georgia 30346-1604.

Our telephone number is: (770) 481-0305. Our website is located at www.jamesoninns.com. On our website, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

Risk Factors

Risks Relating to Our Business

Due to the geographic concentration of our Inns, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

All Jameson Inns are located in the southeastern United States and at year end approximately 19.4% of our total rooms were located in Georgia (all of which are Jameson Inns). All Signature Inns are in the midwestern United States and approximately 18.5% of our total rooms are located in Indiana (all of which are Signature Inns). For the foreseeable future we will continue to have a concentration in those two regions of the country. As a result, our hotel properties are subject to the effects of adverse economic and competitive conditions and trends in those regions and markets, and we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions than other areas in the United States. The concentration of hotel properties in one region or in a limited number of markets may expose us to risks of adverse economic developments which are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ properties in these markets and higher local property, sales and income taxes in the geographic markets in which we are concentrated. This geographic concentration also makes us more vulnerable to local and regional occurrences such as seasonal factors and natural disasters. Any of these could cause a reduction or decline in our revenues and cash flow.

Our hotel refurbishment and rebranding for our Signature Inns may be more costly than we anticipate.

We intend to refurbish and rebrand most of our Signature Inns. These projects are subject to a number of risks, including construction delays or cost overruns. Further, additional financing for these projects may not be available or, even if available, may not be on favorable terms. Any unanticipated delays or expenses incurred in connection with the refurbishment or rebranding of the Signature Inns could impact expected revenues, negatively affect our reputation among hotel guests and otherwise adversely impact our results of operations and financial condition.

We have incurred a substantial amount of debt, and we may incur additional indebtedness in the future, all of which increases our expenses and the risks of unprofitable operations.

Our outstanding indebtedness as of December 31, 2004 was approximately $197.8 million, of which approximately $171.6 million has rates which are adjustable over the next 12 months. Substantially all of our outstanding indebtedness is secured by individual hotel properties. For the year ended December 31, 2004, our outstanding indebtedness had a weighted average annual interest rate of 5.2%. Our ratio of long-term debt (including current portion) to equity was 2.49 to 1. Neither our articles of incorporation nor our bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance renovations and acquisitions and for general corporate purposes. Our board has adopted a policy of limiting our mortgage debt to 65% of the aggregate value of the Inns we own, based on the most recent appraisals we have, however that policy could be changed at any time. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could reduce our operating cash flow. Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured by mortgages on our owned Inns. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our owned Inns, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more owned Inns at times that may not permit realization of the maximum return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.

We have a substantial amount of debt maturing in the next three years. At year end we had scheduled aggregate principal payments and maturing loans of approximately $50.0 million, $51.1 million, and $28.9 million, respectively, for each of the next three years. If we are unable to successfully negotiate renewal or extensions of that debt or obtain refinancing on favorable terms, we may be forced to sell assets or lose hotel properties to foreclosure.

Our lack of industry diversification makes us more vulnerable to economic downturns.

We currently, and intend in the future to, invest primarily in lodging properties. This concentration of our investments in a single industry segment makes us more vulnerable to adverse effects of occurrences such as economic downturns. A weakness in the economy or a downturn in the lodging industry in general or in the economy and mid-scale segment in particular could have a more significant effect on the operation of our Inns and, therefore, on revenues and cash flow than if our investments were more economically diverse.

Our franchising program depends upon third party owners/operators who may not fulfill their franchising obligations, including failing to make timely payments to us and failing to maintain quality control consistent with the Jameson Inn standard.

The success of our franchising program is in large part dependent upon the manner in which our franchisees adhere to their respective franchise agreements and operating standards, which include:

•	timely payment of royalties and other fees;

•	commitment to our “Perfect Stay Guarantee”;

•	ongoing capital expenditures and maintenance; and

•	proper usage and protection of the Jameson Inn brand and related trademarks.

In addition, while we have contractual controls over each franchisee, we do not have control over the day-to-day operations of franchisees. As a result, third party franchisees may not appropriately use and protect our Jameson Inn brand, which may decrease its value or expose it to legal challenges, which, in turn, could subject us to substantial loss and expense. Approximately 5.8% of the total rooms in our system are owned and operated by our franchisees. The fees and other revenues we received from our franchising operations during 2004 represent less than 1% of our total revenues for that period.

Our business could be harmed if key personnel terminate their employment with us.

Our success is dependent on the efforts of our management team. Our seven senior executives have more than 119 years of combined experience in the hotel industry. While we believe we could find replacements for these key personnel, the loss of their services could hurt our efforts to conduct our operations in an effective and efficient manner. We currently own and are the beneficiary of key person life insurance in the amount of $1,000,000 for Thomas W. Kitchin, our chairman and chief executive officer.

We have common stock ownership limitations in our articles of incorporation which could restrict the marketability or liquidity of our common stock.

In connection with our election in 1994 to be taxed as a real estate investment trust we included certain ownership restrictions in our articles of incorporation to assist us in our efforts to qualify as a REIT. Since our status as a REIT has been relinquished, these stock ownership restrictions are no longer needed. Our board of directors approved an amendment to our articles of incorporation to remove all of these provisions to the extent they are applicable to shares of our common stock. However, the proposed amendment was not approved by our shareholders at our annual meeting on June 4, 2004. Consequently, the ownership restrictions will continue. It is possible that these restrictions could be enforced in the future in a manner that might discourage a change of control.

Provisions in our charter documents may make it difficult for a third party to acquire us and could depress the price of our common stock.

Our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of the Company. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for the shares of our common stock. These provisions include:

•	the authority of the board of directors to issue additional shares of preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval;

•	the division of our board of directors into three classes of directors with three-year staggered terms; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

Our business is seasonal in nature, with the months from April through September generally accounting for a greater portion of annual revenues than the months from October through March. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, regional economic downturn or poor weather conditions should occur during the months of April through September, the adverse impact to our revenues could likely be greater as a result of our seasonal business. Since we have relinquished our status as a real estate investment trust and we are no longer simply a passive owner of our properties, we are much more susceptible to these sorts of risks.

The costs of defending and paying claims asserted against us could be substantial and reduce the funds we would otherwise have available to meet our other working capital needs.

At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against us, we could be faced with the payment of a material sum of money. If this were to occur, it could weaken our financial condition and reduce our prospects for profitability. For the discussion of pending litigation, see Item 3—Legal Proceedings.

We may experience material losses in excess of insurance coverage which could hurt our prospects for profitability.

We carry comprehensive liability, public area liability, fire, flood, pollution, environmental, boiler and machinery, extended coverage and business interruption insurance covering our hotel properties. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. We cannot assure you that material losses in excess of insurance coverage will not occur in the future. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an Inn, as well as the anticipated future revenue from the Inn. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an Inn after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Risks Relating to the Lodging Industry Generally

Our operating results are subject to the various operating risks common to the lodging industry, many of which are beyond our control.

Our revenues and our operating results are subject to the various operating risks common to the lodging industry, many of which are beyond our control. These include:

•	changes in national, regional and local economic climates;

•	over-building of hotels in our markets, which puts downward pressure on occupancy and revenues at our Inns because of the added competition;

•	actual and threatened terrorist attacks and international conflicts and their impact on travel;

•	dependence on business and commercial travelers and tourism;

•	the attractiveness of the Inns to consumers and competition from other hotels;

•	the quality, philosophy and performance of the managers of the Inns;

•	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;

•	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	ongoing repair and renovation of Inns; and

•	other risks generally associated with the ownership of hotel properties, as we discuss in detail below.

While indicators of improving industry fundamentals lead us to believe that demand for lodging services will increase during 2005, we are not able to assure you that the recent trend in these results will continue.

Our expenses may remain constant even if revenues decline, thus restricting our prospects for profitability.

The expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from an Inn. Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In such instances, our financial condition and ability to service debt could be impaired by:

•	rising interest rate levels;

•	the availability of financing;

•	the cost of compliance with government regulations, including zoning and tax laws; and

•	changes in government regulations, including those governing usage, zoning and taxes.

We are subject to governmental regulations affecting the lodging industry; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations.

We are subject to numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements. Increased government regulation could require us to make unplanned expenditures and result in higher operating costs. Further, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could increase expenses and result in lower operating margins. Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We may be required to remove access barriers or make unplanned, substantial modifications to our Inns to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on revenues and earnings. Any failure to comply with ADA requirements or other governmental regulations could result in the U.S. government imposing fines or in private litigants winning damage awards against us.

Failure of the U.S. lodging industry to exhibit continued improvement may impede our ability to execute our business plan.

A substantial part of our business plan is based on our belief that the U.S. lodging markets will continue to benefit from the recent improving economic fundamentals. We cannot be sure as to whether, when, or to what extent lodging industry fundamentals will in fact continue to improve. In the event conditions in the industry do not continue to improve as we expect, our ability to execute our business plan may be impeded.

The increasing use of third party travel websites by consumers may hurt our profitability.

Some of the rooms at our Inns will be booked through third party travel websites such as Travelocity.com, Expedia.com and Priceline.com. If these internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three star downtown hotel”) at the expense of brand identification. We believe that these internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Although most of the business for our Inns is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be impacted.

The uncertainty of future terrorist attacks and military activity may negatively impact the travel and lodging industries.

We are unable to predict with certainty the impact that terrorist attacks, future events such as military or police activities in the United States or foreign countries and future terrorist activities or threats of such activities, could have on our business. In addition, other terrorist attacks, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on the markets on which shares of our common stock will trade, the lodging industry at large, and our results of operations, financial condition and ability to service debt.

The existence of mold in our owned Inns could result in substantial costs or restrictions on the use of our hotel properties.

Some of our owned Inns could have problems with mold caused by excessive moisture, which accumulates in buildings or on building materials. Some molds are known to produce toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals including allergic or other reactions. With the exception of one owned Inn, we have been able to remediate the mold presence discovered in our owned Inns without material cost. We have one owned Inn in which approximately 75 rooms have been taken out of service for a number of reasons, including the presence of mold. We are not insured for losses related to the presence of mold at that Inn. We have entered into a contract to sell this hotel, which should close in the second quarter of 2005. In addition, we may incur substantial remediation costs and lost revenues during any remediation process if we discover mold in our other owned Inns, or if the costs related to mold such as legal and insurance expense continue to increase rapidly, which, in turn, could significantly increase our operating costs and reduce our earnings.

Risks Related to the Real Estate Industry

Our inability to sell real estate when appropriate may hurt our financial condition.

Real estate assets generally cannot be sold quickly. We may not be able to sell our owned Inns or other real estate promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our assets could hurt our financial condition. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our owned Inns.

Risks associated with real estate ownership may restrict revenue or increase expenses.

We are subject to varying degrees of risk that generally arise from the ownership of our Inns. Revenue from our Inns may be restricted or hurt by changes beyond our control, including the following:

•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	increases in interest rates, and other changes in the availability, cost and terms of financing and capital leases;

•	increases in property and other taxes;

•	the impact of present or future environmental legislation and adverse changes in zoning laws and other regulations; and

•	compliance with environmental laws.

An increase in interest rates or property and other taxes could increase expenses and restrict our cash flow. Adverse conditions such as those discussed above could cause the terms of our borrowings to become unfavorable to us. In such circumstances, if we were in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more Inns at times that might not permit realization of the maximum return on our investments. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise hurting our results of operations and financial condition.

Risks Relating to Share Ownership

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

It is possible that the proceeds from sales of our common stock by a shareholder may not equal or exceed the costs and fees associated with selling the stock.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

Substantially all of the shares of our common stock are eligible for immediate resale in the public market. We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The exercise of any options or the vesting of any restricted stock granted to directors, executive officers and other employees under our stock incentive plan, the issuance of common stock or units in connection with property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

Since we do not expect to pay cash dividends on our common stock, our stock may be less desirable as an investment and have a lower market price than it might if we paid dividends.

We do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Instead, we intend to apply any available cash flow to repay indebtedness and to the expansion and development of our business. Our failure to pay dividends on our common stock may make it less desirable as an investment, thus having a depressive effect on its price compared to what it might be if we did pay dividends.

We are subject to environmental risks that could be costly.

Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future environmental legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may restrict the ability of the owner of the property to borrow using such property as collateral for a loan or to sell such property. Phase I environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition. While we have not been notified by any governmental authority and we have no other knowledge of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties, we cannot assure you that we will not discover problems that currently exist but to which we have no current knowledge, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties (whether neighbors such as dry cleaners or others) unrelated to us.

Regulations

Environmental Matters. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate a property, may adversely affect the owner’s ability to borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is owned or operated by them.

While we have not incurred any costs related to these matters in connection with our Inns or land parcels, we may be potentially liable for such costs. We are not aware of any potential material liability or claims for which we may be responsible. A Phase I environmental assessment has been conducted by a qualified independent engineer for each of our Inns except for our Signature Inn located in Springfield, Illinois. A Phase I environmental assessment involves researching historical usages of a property, databases containing registered underground storage tanks, and other matters, including an on-site inspection, to determine whether an environmental issue exists with respect to the property which needs to be assessed. We have not encountered any material environmental issues or problems in connection with our ownership and operation of our Inns. However, we cannot be certain that (1) there are no material claims or liabilities related to real property which we own; (2) future laws, ordinances or regulations will not impose any material environmental liability on us; or (3) the current environmental condition of the Inns will not be affected by their operations, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

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

We have experienced some issues regarding the presence of mold in some of our Inns which is discussed under “Risk Factors—Risks Related to the Lodging Industry Generally—The existence of mold in our owned Inns could result in substantial costs or restrictions on the use of our hotel properties.” However, we do not consider this mold to be a hazardous or toxic substance.

Americans with Disabilities Act. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that all existing Inns are substantially in compliance with these requirements and we intend to construct future Inns in accordance with these requirements as well. We have engaged disabilities consultants at various times to make recommendations regarding compliance of the Inns with the ADA. These consultants submitted reports recommending a number of improvements for access to and use by disabled persons with respect to certain of the Inns in operation, and we have made these improvements. We have also incorporated the consultants’ recommendations into the construction of new Jameson Inns and plan to do so in the future.

Employees

At December 31, 2004, we employed approximately 2,100 full- and part-time employees who are primarily engaged in day-to-day operations of the Inns. None of our employees is represented by a union or labor organization, nor have our operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

Policies and Objectives with Respect to Certain Activities

The following is a discussion of our investment objectives and policies, financing policies and policies with respect to certain other activities. These policies may be amended or revised from time to time at the sole discretion of our Board of Directors. We can give no assurance that we will attain our investment objectives or that the value of our stock will not decrease.

Investment Objectives and Policies. Our investment objective is to improve our earnings and return on equity by deploying our available capital into debt repayment or into our hotel operations and assets. We will seek to accomplish these objectives through the ownership and operation of the Inns, increases in the Inns’ room revenues and selective development and expansion of Inns. For related disclosures, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We currently intend to invest only in our Inns (as well as our billboards), although we may also hold temporary cash investments from time to time pending investment. We may purchase or lease properties for long-term investment, expand and improve properties, or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest.

Financing. Historically, we have financed all of the costs of developing new Inns and expanding existing Inns with bank borrowings and with proceeds from the issuance of common stock. However, as a result of the redemption of our outstanding preferred stock, we expect to be able to fund a substantial amount of our future capital needs such as our Signature Inn conversions through internally generated cash flow. Nevertheless, incurring additional debt is likely to be a significant means of financing any substantial growth in the future.

We may incur indebtedness in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We may also use the proceeds from any of our borrowings for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns. Much of our current mortgage indebtedness is with recourse to us. At December 31, 2004, we had outstanding an aggregate of approximately $197.7 million of mortgage debt. In addition, at December 31, 2004, we had lines of credit drawn totaling $110,000 with remaining availability of $4.5 million.

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

Conflicts of Interest. Because of Thomas W. Kitchin’s ownership of Kitchin Hospitality prior to January 2, 2004 and his position with Jameson, there were inherent conflicts of interest in the operations of our Inns, the construction of new Jameson Inns, and the expansion, refurbishment and other capital expenditures relating to existing Inns by Kitchin Hospitality. It is our current intention that we will no longer enter into material contracts with companies owned by our officers or directors. Conflicts of interest also existed in our dealings with Kitchin Hospitality under the master leases and under the cost reimbursement agreement between the two companies. These conflicts of interest were eliminated upon our acquisition of Kitchin Hospitality. In addition, Thomas W. Kitchin has agreed to additional provisions in his employment contract with us that provide that he will not compete with us in our existing lines of business and territories without the approval of our independent directors.

Under the rules of The Nasdaq National Market, transactions between us and one or more of our directors, officers, 5% shareholders or any member of such person’s immediate family, or between us and any other entity in which a director has a financial interest must be approved by our audit committee or another independent body of the Board of Directors.

Taxation of Jameson

Prior to January 1, 2004, we were taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1994. We terminated our status as a REIT effective January 1, 2004 after approval by our shareholders. As of January 1, 2004, any distributions to common or preferred shareholders are not deductible for purposes of computing our taxable income and we are subject to income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, without offset for distributions of such income to our shareholders.

As a REIT, we were required to distribute at least 90% of our net taxable income annually in order to maintain our REIT qualification. No such minimum-distribution requirements apply to us beginning on January 1, 2004. The dividend paid on shares of our common stock has been suspended, for the foreseeable future, in favor of retaining earnings and cash flow.

With the relinquishment of our REIT status, we will be taxed under the general rules applicable to C corporations. Consequently, we could pay up to 35% of our taxable income in federal taxes and also pay applicable state taxes. As a C corporation, any distributions in respect of our stock would be taxed as dividends to the extent of our current and accumulated earnings and profits. Distributions in excess of our current and accumulated profits would be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his stock, and the amount of a distribution in excess of the shareholder’s tax basis would be taxed as a capital gain (a long term capital gain if the shareholder has held our stock for more than one year). Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment is 15%. On the other hand, distributions to corporate shareholders may be eligible for the dividends received deduction, subject to certain limitations in the Internal Revenue Code, whereas distributions from REITs are not eligible for the dividends-received deduction.

The relinquishment of our status as a REIT is part of our strategic decision to improve our earnings and return on equity by deploying our available capital into debt repayment and hotel development and operations. Since we are no longer subject to the restrictions under the Internal Revenue Code imposed upon REITs, we are now able to operate our properties ourselves.

Recent Developments

On March 15, 2005, we completed a private offering of $26,250,000 trust preferred securities through Jameson Inns Financing Trust I, a Delaware statutory business trust sponsored by us. The trust used proceeds of the issuance, together with the proceeds of the purchase by us of $812,000 of the trust’s common securities, to purchase $27,062,000 aggregate principal amount of our Junior Subordinated Notes. The Junior Subordinated Notes mature on March 30, 2035. We are using the proceeds from the Junior Subordinated Notes to retire current debt and for general corporate purposes.

ITEM 2. PROPERTIES

The Inns. At December 31, 2004, the Company owned and operated 113 Inns, of which 90 are Jameson Inns, located predominantly in the southeastern United States, and 23 are Signature Inns, located predominantly in the midwestern United States. The Company franchises the use of the Jameson Inn brand to the owners of twelve other Jameson Inns.

The Company’s 113* owned and twelve franchised Inns are located in the following fourteen states:

	Jameson Inns		Signature Inns		Combined
State	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Percentage of Total Rooms
Georgia	31	1,598	—	—	31	1,598	19.4%
Indiana	—	—	14	1,518	14	1,518	18.5%
Alabama	18	960	—	—	18	960	11.7%
Tennessee	11	656	1	124	12	780	9.5%
N.Carolina	14	676	—	—	14	676	8.2%
S. Carolina	10	574	—	—	10	574	7.0%
Florida	6	390	—	—	6	390	4.7%
Illinois	—	—	3	371	3	371	4.5%
Mississippi	6	348	—	—	6	348	4.2%
Kentucky	1	67	2	238	3	305	3.7%
Ohio	—	—	2	250	2	250	3.1%
Louisiana	3	213	—	—	3	213	2.6%
Virginia	2	122	—	—	2	122	1.5%
Iowa	—	—	1	119	1	119	1.4%

Total	102	5,604	23	2,620	125	8,224	100.0%

*	Includes eight Signature Inns (totaling 931 rooms) held for sale at December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, a party to certain legal proceedings arising in the ordinary course of our business.

Our directors were defendants in the case captioned: Tammy Newman v. Jameson Inns, Inc. et al., Superior Court, DeKalb County, Georgia, which was a shareholder lawsuit filed October 31, 2003 seeking class action status and derivative status for claims based on our acquisition of Kitchin Hospitality, LLC. Plaintiff also named Jameson Inns, Inc. as a nominal defendant. This case was settled by agreement of the parties for certain non-monetary actions we agreed to take and a payment to the plaintiff’s attorneys for their legal fees of $175,000. In addition, Thomas W. Kitchin has agreed to additional provisions in his employment contract with us that provide that he will not compete with us in our existing lines of business and territories without the approval of our independent directors. We also paid the costs of providing notice of the settlement to our shareholders, which were approximately $25,000. We incurred legal fees on behalf of both the company and our directors (as required under our indemnification agreements with those directors). Our directors and officers liability insurance carrier reimbursed us for $100,000 of the costs of settling this case. In September 2004, the final settlement of this case was approved by the court and the case was dismissed. In October 2004, payment was made to the plaintiff’s attorneys and reimbursement was received from the insurance carrier.

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee of Kitchin Hospitality were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were visiting our Inn in Pearl, Mississippi. Pursuant to a motion we filed, this case was moved to the Circuit Court of Rankin County by virtue of an order of the Supreme Court of Mississippi entered on November 10, 2004. We have denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. We will vigorously defend against this claim. We are insured for this claim and we do not expect that this case will have any material adverse effect upon our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq National Market under the symbol “JAMS.” As of March 29, 2005, there were approximately 3,200 holders of record of our common stock and, we estimate, approximately 6,100 beneficial holders of our common stock.

Comparative Per Share Market Price and Dividend Information

The following table sets forth the high and low sale prices for our common stock for the periods indicated. The prices are as reported on The Nasdaq National Market based on published financial sources. The table also sets forth the cash dividends paid per common share for the periods indicated below:

	Jameson Common Stock (JAMS)
	High	Low	Cash Dividends Per Share
2004
First Quarter	$3.11	$2.27	—
Second Quarter	$3.00	$2.02	—
Third Quarter	$2.40	$1.53	—
Fourth Quarter	$2.04	$1.58	—

2003
First Quarter	$2.78	$1.87	$.05
Second Quarter	$3.50	$2.06	$.05
Third Quarter	$3.45	$2.36	$.05
Fourth Quarter	$3.00	$2.15	—

We anticipate that we will not pay dividends on our common stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating information on a pro forma and historical basis. The following information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated historical financial data has been derived from our audited historical consolidated financial statements. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read together with our historical consolidated financial statements and related notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

Historical financial and operating information includes all Inns owned by us, including both those under development as well as operating Inns; however, due to our development of new Jameson Inns, expansion of existing Jameson Inns, and sale of certain Inns, certain information may not be comparable between periods. The selected financial data tables below show certain historical financial and other information relating to our Inns included in continuing operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. Lodging revenues in 2003, 2002, 2001 and 2000 were earned by Kitchin Hospitality, the lessee of the Inns.

JAMESON INNS, INC.

SELECTED FINANCIAL INFORMATION

(dollars in thousands, except per share data)

	At December 31
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$286,136	$309,272	$326,507	$339,361	$346,725
Total debt	$197,840	$213,822	$222,820	$227,063	$207,145

	Year Ended December 31
	2004	2003	2002	2001	2000
Financial Data:
Lodging revenues	$82,590	$—	$—	$—	$—
Lease revenues	$—	$36,439	$36,464	$37,250	$35,971
Income from operations	$12,546	$11,887	$11,254	$13,527	$17,536
(Loss) income from continuing operations	$(6,002)	$(1,995)	$(1,509)	$(4,573)	$4,678
Net (loss) income attributable to common stockholders	$(34,106)	$(7,534)	$(5,932)	$(9,737)	$1,095

Per Common Share Data:
Basic loss from continuing operations attributable to common stockholders	$(0.82)	$(0.77)	$(0.73)	$(1.01)	$(0.18)
Diluted loss from continuing operations attributable to common stockholders	$(0.82)	$(0.77)	$(0.73)	$(1.01)	$(0.18)
Dividends paid	$—	$0.15	$0.20	$0.98	$0.98

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered in conjunction with our historical consolidated financial statements and the accompanying notes which are included elsewhere in this report. This discussion includes forward-looking statements about our business which are based on certain current expectations and assumptions that are subject to change due to risks and uncertainties. Actual results could materially differ due to factors which are discussed in “Forward Looking Statements” and “Risk Factors” elsewhere in this report.

Overview

From 1994 through December 31, 2003, we operated as a real estate investment trust (REIT) for federal income tax purposes. On January 2, 2004, we acquired Kitchin Hospitality and relinquished our status as a REIT. With the closing of the acquisition, Kitchin Hospitality became our wholly owned subsidiary and we now both own and operate our Inns. In 2004, room rental revenues were received directly by us, and we bear all of the hotel operating and administrative costs and expenses. As of December 31, 2004, we owned 90 Jameson Inns and 23 Signature Inns, all of which were classified as being within the economy and mid-scale segments of the lodging industry. We did not purchase, build or expand any hotels in 2004.

Until December 31, 2003, all of our hotels were leased to Kitchin Hospitality under certain master leases pursuant to which we received rental payments, which were our only substantive source of revenues. Room revenues in 2003 were earned by our lessee, Kitchin Hospitality, and are the basis upon which the percentage rent earned by us until December 31, 2003 (under the master leases) was determined. In addition to our ownership of our hotels, we also own billboards and other related assets. The billboards were leased to Kitchin Hospitality and to other parties, and the rental revenues were our sole source of revenue from these assets.

Room revenues are affected by a number of factors, including the economy, demand for business and leisure travel, the conflict in Iraq, terrorist threat assessments and national security alert levels, regional and local economic factors, the retail price of oil and gasoline, oversupply of rooms in specific markets, the effects of penetration over the last several years by competitors into certain secondary and tertiary markets in which we have historically operated and direct competition as to room rates.

Key Performance Indicator

The primary financial indicator of our performance is our RevPAR and the factors contributing to it, our occupancy rate and our average daily room rate. Control of our operational and administrative expenses is an important aspect of our business since we are now operating our Inns, although many of the operational expenses vary in proportion to the number of rooms that we operate. Thus, we believe that the results of our efforts to grow RevPAR are the single-most important factor in determining our future financial performance.

Based on information from several observers of our industry and our recent experience, we expect demand for lodging services to increase during 2005. As a result, we expect RevPAR growth to continue in 2005 due primarily to an expected increase in business and leisure travel.

Management’s Priorities

Our highest priority for 2005 is RevPAR growth. In addition, for 2005 our other principal priority is the re-branding of our Signature Inn hotels. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, entry into additional long-term debt financings, engaging in related lines of new business, such as franchising the use of our trademark names or operating hotel properties owned by third persons and other alternatives. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or franchising of the brand.

Results of Operations

Lodging revenues were earned by our lessee, Kitchin Hospitality, during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of the acquisition of Kitchin Hospitality, we now recognize the lodging revenues and expenses in our financial statements. For comparison purposes we are presenting the following unaudited pro forma income statement for the year ended December 31, 2003. Historical amounts for Jameson Inns, Inc. and Kitchin Hospitality, LLC have been restated to reflect reclassifications for discontinued operations.

Jameson Inns, Inc.

Unaudited Pro Forma Condensed Operations Data

Year Ended December 31, 2003

(amounts in thousands, except per share data)

	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma
Lodging revenues	$—	$82,794	$—	$—		$82,794
Lease revenues	36,439	—	—	(36,439	)(C)	—
Renovation and refurbishment revenues	—	3,801	—	(3,801	)(B)	—
Overhead reimbursements	—	1,824	—	(1,824	)(D)	—
Management and license fee income	—	322	—	—		322
Other income	89	596	(596)	—		89

Total revenues	36,528	89,337	(596)	(42,064)		83,205

Lease expense	—	36,439	—	(36,439	)(C)	—
Costs of renovations and refurbishment	—	3,592	—	(3,592	)(B)	—
Direct lodging expenses	—	42,237	—	—		42,237
Property and other taxes and insurance	5,550	—	—	—		5,550
Depreciation	16,293	148	—	(69	)(B)	16,372
Corporate general and administrative	2,798	4,751	—	(1,824	)(D)	5,725

Income from operations	11,887	2,170	(596)	140		13,321

Early extinguishments of mortgage notes	211	—	—	—		211
Cost of acquisition	1,605	181	—	(1,786	)(E)	—
Loss on impairment of real estate	710	—	—	—		710
Gain on sale of assets	(56)	(298)	298	—		(56)
Interest expense	11,412	—	—	—		11,412

(Loss) income before income taxes	(1,995)	2,287	(894)	1,646		1,044
Income tax expense	—	—	—	413	(F)	413

Net (loss) income from continuing operations	(1,995)	2,287	(894)	1,233		631
Preferred stock dividends	6,669	—	—	6,669	(G)	—

Net (loss) income from continuing operations attributable to common stockholders	$(8,664)	$2,287	$(894)	$7,902		$631

Weighted average shares outstanding—basic	11,308			45,153	(H)	56,461

Net (loss) income from continuing operations per share attributable to common stockholders—basic	$(0.77)					$0.01

Weighted average shares outstanding—diluted	11,308			45,180	(I)	56,488
Net (loss) income from continuing operations per share attributable to common stockholders—diluted	$(0.77)					$0.01

Explanations of Pro Forma Adjustments:

The following notes describe the pro forma adjustments necessary to reflect the effects of our common stock offering in July 2004 and the acquisition of Kitchin Hospitality, less excluded operations, as if the transactions had been consummated effective January 1, 2003.

Note A—This column represents the effect of eliminating the operations of Kitchin Hospitality which were not acquired by us as part of the acquisition of Kitchin Hospitality.

Note B—The pro forma adjustments to “Renovation and refurbishment revenues” and “Costs of renovations and refurbishments” represent the elimination of revenues and related costs of revenues for operating property and equipment sold by Kitchin Hospitality to us. The net effect of approximately $209,000 represents the capitalized profit charged by Kitchin Hospitality to us on property and equipment sold to us. The pro forma adjustment to “Depreciation” represents the elimination of the depreciation expense of approximately $69,000 related to the capitalized amount.

Note C—The pro forma adjustments to “Lease revenues” and “Lease expense” represent the elimination of lease payments recorded by Kitchin Hospitality and revenues recorded by us for the leases of the owned Inns and the billboards.

Note D—The pro forma adjustments to “Overhead reimbursements” and “Corporate general and administrative” represent the elimination of overhead payments recorded by us and revenues recorded by Kitchin Hospitality related to overhead services provided by Kitchin Hospitality to us. Kitchin Hospitality did not charge a profit on the overhead reimbursement, which represented a reimbursement of costs.

Note E—The pro forma adjustment to “Cost of acquisition” eliminates costs considered non-recurring resulting directly from the acquisition of Kitchin Hospitality.

Note F—The pro forma adjustment represents the income tax expense for the combined company for the year ended December 31, 2003. The income tax expense has been computed at an effective tax rate of 39.6%.

Note G—The pro forma adjustment to “Preferred stock dividends” represents the elimination of preferred stock dividends as a result of the redemption of preferred stock.

Note H—The pro forma adjustment to “Weighted average shares outstanding—basic” reflects the issuance of 2,153,366 shares in connection with the acquisition of Kitchin Hospitality and the issuance of 43,000,000 shares in connection with our July 2004 common stock offering.

Note I—The pro forma adjustment to “Weighted average shares outstanding—diluted” reflects the issuance of 2,153,366 shares in connection with the acquisition of Kitchin Hospitality and the issuance of 43,000,000 shares in connection with the July 2004 common stock offering, and the effect of dilutive securities.

Key Operating Statistics

The operating data tables below show certain historical financial and other information relating to our owned Inns included in continuing operations. We include in discontinued operations assets held for sale and assets sold with respect to which we did not enter into, or anticipate entering into, a franchise or other agreement. Lodging revenues in 2003 and 2002 were earned by Kitchin Hospitality, the lessee of the Inns.

	2004	2003	2002
Combined Jameson and Signature Brands:
Occupancy rate	51.8%	51.7%	51.6%
Average Daily Rate	$61.53	$59.80	$60.11
RevPAR	$31.84	$30.89	$31.00
Lodging revenues (000’s)	$82,590	$82,794	$83,110
Room nights available	2,518,259	2,547,811	2,557,427

Jameson Inns:
Occupancy rate	55.6%	54.5%	53.9%
Average Daily Rate	$60.31	$58.35	$58.12
RevPAR	$33.50	$31.77	$31.30
Lodging revenues (000’s)	$65,351	$64,379	$63,185
Room nights available	1,900,085	1,930,596	1,935,361

Signature Inns:
Occupancy rate	40.1%	42.9%	44.4%
Average Daily Rate	$66.73	$65.55	$67.62
RevPAR	$26.75	$28.13	$30.05
Lodging revenues (000’s)	$17,239	$18,415	$19,925
Room nights available	618,174	617,215	622,066

Comparison of the Year Ended December 31, 2004 to the Pro Forma Year Ended December 31, 2003

For fiscal 2004, we recorded lodging revenues of $82.6 million versus pro forma lodging revenues of $82.8 million in 2003. Revenues were relatively flat due to a 3.1% rise in RevPAR in 2004, offset by fewer room nights available to rent and a decline in other revenues not included in the calculation of RevPAR in 2004. In 2004 occupancy rates for our hotels increased from 51.7% to 51.8%. Most of our increase in RevPAR is a result of a $1.73 increase in our ADR. Our owned Jameson Inns increased RevPAR by 5.4% in 2004 as a result of a 1.1 point increase in occupancy and a $1.96 increase in ADR. Our Signature Inn RevPAR decreased 4.9% in 2004 as a result of a 2.8 point decrease in occupancy, partially offset by a $1.18 increase in ADR.

Our direct lodging expenses increased 5.5%, or $2.3 million, in 2004. The increase in direct lodging expenses results from increases of hotel level administrative and general expenses of $762,000, rooms expenses of $313,000, marketing expenses of $443,000 and repair and maintenance expenses of $712,000.

Our property and other taxes and insurance expenses were down 2.5%, or $137,000, in 2004. The slight decrease is a result of us having fewer rooms available to rent in 2004 and property tax rates and insurance premiums being relatively flat.

Our depreciation expense was down $3.3 million in 2004 compared to pro forma 2003 as a result of many of our shorter life assets still in use being fully depreciated and not immediately replaced.

Our corporate general and administrative expenses increased $1.7 million in 2004 as a result of higher payroll costs, professional fees, and start up costs associated with the Jameson Stock Awards Program.

As a result of the above year over year changes in revenues and operating expenses our income from operations was $12.5 million, down $775,000 from pro forma 2003.

Our interest expense was $10.2 million in 2004 compared to $11.4 million in 2003. The decrease is a result of having less debt outstanding and slightly lower interest rates during 2004. In the last two years we have reduced our outstanding indebtedness by $25.0 million. Our weighted average interest rate the last two years was 5.2% and 5.5% for 2004 and 2003, respectively.

In 2004 we incurred $66,000 in expense related to the early extinguishment of debt compared to $211,000 in 2003. We incur charges when we pay off a loan before its maturity date and expense the remaining deferred finance costs. We usually pay loans off early as a result of refinancing debt on a property or the sale of a property.

In 2004 we recorded a lease termination expense of $9.0 million as a result of the acquisition of Kitchin Hospitality, LLC, the former lessee of all our properties. We expensed the consideration for the transaction in 2004.

In 2004 we recorded an impairment charge of $50,000 on a tract of land. In 2003 we recorded an impairment charge on two Inns in continuing operations of $710,000.

In 2004 we had a net gain of $767,000 on the four Inns, two tracts of land, two billboards and miscellaneous equipment that we sold during the year. In 2003 we had a net gain of $56,000 on the sale of two Inns and a tract of land.

When we relinquished our tax status as a real estate investment trust, we established a deferred tax asset of $1.4 million to account for our change in taxable status. After reviewing our fourth quarter 2004 financial results and updating our analysis on the realizability of deferred tax assets, we booked a valuation allowance for 100% of this tax asset. The net effect for the full year was income tax expense of $1.4 million that completely offsets the income tax benefit of $1.4 million recognized in the first quarter of 2004.

As a result of the above year over year changes, we had a net loss from continuing operations, excluding preferred stock dividends, of $6.0 million in 2004 compared to pro forma net income from continuing operations of $600,000 in 2003.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

For fiscal 2003, we earned base rent and percentage rent in the aggregate amount of $36.4 million, relatively flat with 2002. We experienced a slight increase in our overall occupancy rate, which was mostly offset by slight decreases in our average daily rate and number of available rooms in 2003. We believe that the weak economy and the lingering effects of terrorist actions world-wide continued to negatively impact us and our industry in general during 2003.

Our property and other taxes and our insurance expenses in 2003 increased a total of $543,000, or 10.8%, compared to 2002 primarily due to increased rates and premiums in 2003 and the effect of a one-time reduction in our franchise taxes in 2002 resulting from a $197,000 refund.

Our depreciation expense was down to $16.3 million from $18.0 million in 2002 due primarily to many of our shorter-life assets still in use being fully depreciated and not immediately replaced.

Our corporate general and administrative expense included an allocation of salary, office overhead and other general and administrative costs of the corporate office. Until December 31, 2003, we shared employees and office space with Kitchin Hospitality. Our general and administrative expenses for 2003 increased to $2.8 million from $2.3 million in 2002 due to additional time spent by shared employees historically in our business matters as compared to Kitchin Hospitality’s. For 2004 and future years, all of the general and administrative expense historically incurred by Kitchin Hospitality is reported by us on a consolidated basis.

As a result of the above year over year changes in revenues and operating expenses, our income from operations was $11.9 million, up $633,000 from 2002.

Our interest expense decreased from $13.3 million in 2002 to $11.4 million in 2003. This was the result of the weighted average interest rate on our debt of 5.5% during 2003 compared to 6.1% during 2002. Our net principal balance of our outstanding debt was reduced $9.0 million during 2003.

We incurred acquisition expenses of approximately $1.6 million consisting of professional fees (investment banking, legal, and accounting) in connection with our acquisition of Kitchin Hospitality, LLC and a related shareholder lawsuit settlement in 2003.

During 2003, we experienced a positive net impact on our earnings of approximately $56,000 as a result of the sale of two Inns and a tract of land, compared with a net gain of approximately $568,000 upon the sale of four Inns.

In 2003 we recorded an impairment charge on two Inns in continuing operations of $710,000. In 2002 no impairment charge was recorded.

As a result of the above year over year changes, we had a net loss from continuing operations, excluding preferred stock dividends, of $2.0 million in 2003 compared to a net loss from operations of $1.5 million in 2002.

EBITDA—Supplemental Non-GAAP Information

We consider EBITDA to be an indicator of operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA is defined as income before interest expense, income tax expense, preferred stock dividends, depreciation and amortization and certain non-recurring items. We consider lease termination costs and the redemption of preferred stock incurred in 2004 “non-recurring” under relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net loss attributable to common stockholders	$(34,106)	$(7,534)	$(5,932)
Depreciation(1)	13,902	17,601	19,728
Lease termination	8,954	—	—
Interest expense(1)	11,611	12,894	14,934
Preferred dividends	4,372	6,669	6,668
Loss on redemption of preferred stock	15,955	—	—

EBITDA	$20,688	$29,630	$35,398

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Gain on sale of property and equipment(1)	(802)	(59)	(568)
Early extinguishment of mortgage notes	66	211	62
Loss on impairment of real estate(1)	6,648	1,310	—
Stock based compensation expense	400	410	417
Straight line rent adjustment	102	—	—

	$6,414	$1,872	$(89)

(1)	Includes amounts related to discontinued operations.

We use EBITDA to measure the financial performance of our operations because it excludes interest, preferred dividends, income taxes, and depreciation, which bear little or no relationship to hotel operating performance. EBITDA from continuing operations also excludes those items which relate to net loss from discontinued operations. By excluding interest expense and preferred dividends, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial performance of our operations excluding income taxes. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA and EBITDA from continuing operations provide information that is relevant and useful in evaluating our business.

However, because EBITDA excludes depreciation, it does not measure the capital required to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense and preferred dividends, it does not take into account the total amount of interest paid on outstanding debt and preferred dividends nor does it show trends in interest costs due to changes in borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net loss/income (and in the case of EBITDA from continuing operations, to net loss/income from continuing operations), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net loss/income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Liquidity and Capital Resources

Overview

Prior to 2004, we were organized as a REIT and were required to distribute to stockholders at least 90% of our taxable income. The relinquishment of our status as a REIT in January 2004 eliminated this requirement. However, by relinquishing our status as a REIT beginning in 2004, we are subject to payment of federal and state income taxes. In addition, due to the acquisition of Kitchin Hospitality on January 2, 2004, we are now exposed to greater business risks, including the fluctuation of cash flows related to the operation of hotels due to the seasonal nature of our business. Our hotel revenues are generally greater in the second and third quarters than in the first and fourth quarters.

Our short-term liquidity needs include funds for interest and principal payments on our outstanding indebtedness, funds for maturing loans and funds for capital expenditures. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and reserves established from existing cash, refinancing maturing mortgages and, if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of hotel property development, including rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other nonrecurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our credit facility and the recently closed trust preferred securities offering of $26.3 million, through the issuance of additional equity securities and through joint ventures.

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

Cash Flows From Operations

Our net cash provided by operations was approximately $18.4 million in 2004. In 2004, lodging revenues were received directly by us, and we bear all of the hotel operating and administrative costs and expenses.

Our other principal sources of liquidity are:

•	existing cash on hand of $1.6 million at December 31, 2004;

•	the remaining availability under the lines of credit ($4.5 million at December 31, 2004);

•	proceeds from the refinancing of Inns with increased borrowing capacity; and

•	net proceeds from potential sales of Inns.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements. Now that we no longer have the requirement to pay annually $6.7 million in preferred dividends, we have more free cash flow to invest in our business.

Investing Activities

Our net cash used in investing activities for 2004 totaled $1.9 million. We received net cash proceeds totaling $5.1 million from the sale of four Inns. In addition, we received $3.2 million from sales of two Inns classified as discontinued operations. Proceeds from these asset sales were primarily used to retire debt. Additions to property and equipment totaled $6.9 million for 2004. Additions to property and equipment represent capital expenditures for refurbishing and renovating existing Inns. During the three-year period ended December 31, 2004, we spent an aggregate of approximately $17.8 million (approximately $6.9 million in 2004, $4.0 million in 2003 and $6.9 million in 2002), or 6% of hotel revenues, on capital improvements to our owned Inns. Other capital expenditures in 2003 and 2002 pertained to expansion.

We plan to spend approximately $14.0 million during 2005 on refurbishment and renovation projects of existing Inns. These capital expenditures are funded from operating cash flow, net proceeds from the disposition of hotels and possibly additional borrowings. The capital budget includes costs to convert several more of our Signature Inns to our more recognizable Jameson Inn brand. During the fourth quarter of 2004 and the first quarter of 2005, we have substantially completed the renovation and conversion of three Signature Inns to Jameson Inns. The cost for all three conversions is expected to total $3.8 million, which included the cost of significantly changing the exterior appearance of one of these Inns to reflect the Jameson Inn colonial style. Our plan is to renovate and convert 12 other Signature Inns over the next two to three years. The eight that we do not intend to convert are listed for sale and classified as discontinued operations. The remaining cost of the interior renovation and conversion program for the remaining 12 properties is expected to be $16.0 million, and will be completed over the next several years.

Financing Activities

Our net cash used in financing activities during 2004 totaled $21.4 million. This amount included our receipt of $77.0 million in net proceeds from the common stock equity offering in July 2004 and the use of $75.7 million for our preferred stock redemption in August 2004. This amount also included the payment of dividends of $6.0 million to preferred shareholders before the redemption, repayments of mortgage notes and related deferred finance costs net of proceeds from mortgage notes and line of credit borrowings of $6.1 million, and scheduled long-term debt payments of $10.5 million.

At December 31, 2004, our outstanding indebtedness was approximately $197.8 million, substantially all of which was collateralized by 112 of our 113 owned Inns. The carrying value of our debt approximated its fair value. In addition, as of December 31, 2004, we had remaining availability of $3.5 million on a line of credit secured by all of our owned billboards. We also had remaining availability of $1.0 million on a line of credit secured by hotel current accounts receivable. Both lines of credit mature annually.

Current maturities at December 31, 2004 include: maturing mortgage loans totaling approximately $33.9 million secured by nineteen Inns; mortgage loans totaling approximately $6.0 million secured by letters of credit which expire in the next twelve months; and scheduled principal payments of approximately $10.1 million for the next twelve months. We were in technical violation of several covenants related to three loans secured by five Inns at year end; however, in March 2005 we received waivers from these lenders for those violations. Based on discussions with our lenders, we believe we can successfully extend maturities or obtain replacement financing as our mortgage indebtedness and lines of credit mature at satisfactory renewal terms. If we are unsuccessful in refinancing these obligations, we anticipate employing other available resources which include cash, proceeds from refinancing owned Inns with increased borrowing capacity or selling owned Inns to meet the required obligations. Additionally, we are using the proceeds from the Junior Subordinated Notes issued on March 15, 2005 in connection with the trust preferred financing to primarily retire current debt.

At December 31, 2004, approximately $171.6 million of our total $197.8 million in outstanding debt has interest rates that will adjust during the next 12 months as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate as of 12/31/04
January 2005	$32.4	5.2%
February 2005	17.8	5.5%
March 2005	4.6	4.3%
April 2005	34.5	4.4%
May 2005	2.9	4.5%
July 2005	41.0	5.1%
September 2005	4.2	4.4%
October 2005	17.3	5.8%
Adjusts daily	16.9	3.8%

Total	$171.6

Our policy historically has been to finance all of the costs of developing new Inns and expanding existing Inns. However, as a result of the acquisition of Kitchin Hospitality and the redemption of our preferred stock, we expect to be able to fund a substantial amount of our future capital needs through internally generated cash flow. Nevertheless, incurring additional debt is likely to be a significant means of financing any substantial growth in the future.

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

While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness to 65% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. Our board of directors could change our current policies, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations.

Contractual Obligations

The table below summarizes our significant contractual obligations and commitments as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Long-Term Debt Obligations	$197,729,679	$49,991,739	$80,076,278	$21,583,191	$46,078,471
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,421,034	1,887,050	1,194,792	911,138	3,428,054
Purchase Obligations	—	—	—	—	—

Total	$205,150,713	$51,878,789	$81,271,070	$22,494,329	$49,506,525

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited us in our ability to raise rates in the face of inflation.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Real Estate Assets

We evaluate the impairment of property and equipment and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. We review on a quarterly basis the carrying value of our property and equipment, in relation to historical results, current business conditions and known trends to identify indicators of impairment. If indicators of impairment are present, the expected future results of operations of the asset are projected based on the estimated future earnings before interest expenses, income taxes, depreciation and amortization. Growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in the local markets. In the event assumptions used to perform our review are inappropriate, the carrying value of these properties and our operating results would be misstated.

SFAS No. 144 requires a long-lived asset, which is designated for sale, to be classified as “held for sale” in the period in which certain criteria are met. In addition, SFAS No. 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. For properties we consider held for sale, an impairment loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held for sale assets are reported at the lower of the carrying amount or the estimated fair value, less the estimated cost to sell. Subsequent to the date that an asset is classified as held for sale, depreciation expense is not recorded. Losses recorded in 2004 and 2003 were related to properties sold or held for sale. In the event our estimates of net realizability of assets held for sale are inappropriate, the carrying value of these properties and operating results would be misstated.

Accounting for Income Taxes

Effective January 1, 2004, we relinquished status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, we did not record income taxes or related deferred taxes for financial reporting purposes. A deferred tax benefit of approximately $1.4 million, net of a valuation allowance of $0.1 million, was recorded to establish the Company’s initial deferred tax asset resulting from the difference in basis of our assets and liabilities for financial reporting and income tax purposes as a result of the change in taxable status. An additional valuation allowance of approximately $6.0 million was recorded in 2004 based on our review of our estimate of realization of deferred tax assets. We have not recognized any income tax benefit for 2004 related to the taxable loss since we are uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. We have based this decision on our cumulative history of losses in accordance with SFAS No. 109.

Overhead Allocation from Kitchin Hospitality

Historically, we reimbursed Kitchin Hospitality for overhead costs pursuant to a cost reimbursement agreement. Effective with the acquisition of Kitchin Hospitality on January 2, 2004, we are assuming the full cost of these general and administrative expenses. The overhead allocation pursuant to an agreement between us and Kitchin Hospitality involved a substantial number of estimates pertaining to the allocation between entities of employees’ time and various other costs. Kitchin Hospitality charged us approximately $1.8 million and $1.6 million in 2003 and 2002, respectively, for our portion of certain salaries, office overhead and other general and administrative costs pursuant to the agreement. In the event that the assumptions used to determine the overhead allocation were incorrect, we would not have expensed an appropriate amount for such services.

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

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first interim reporting period starting after June 15, 2005, which is the Company’s third quarter beginning July 1, 2005. The Company has begun an evaluation of the effects of SFAS No. 123R and expects to complete the analysis prior to the end of third quarter of 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our existing indebtedness is subject to adjustable interest rates primarily with twelve month interest rate readjustment dates, and is secured by our Inns and billboards. Our costs of financing our floating rate debt may increase subject to events beyond our direct control. Our variable rate debt consists primarily of individual property mortgages that adjust one time per year at varying dates for a twelve month period following the interest rate adjustment date. A hypothetical 100 basis point change on January 1, 2004 in the indices underlying our floating rate debt would have changed our annual interest expense by approximately $2.1 million based on the weighted average borrowings subject to variable rates during 2004. However, the actual annual impact to interest expense would have been less than $2.1 million due to the various annual interest rate readjustment dates of our variable rate debt.

Additional information regarding this, to the extent that it is relevant to our business, is included in Item 1 of this report under the caption “Risk Factors—Interest Rate Increases Could Increase Our Cost of Current and Future Debt” and in Item 7 under the caption “Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2005 annual meeting under the headings “Proposal One—Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2005 annual meeting under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2005 annual meeting under the heading “Principal Shareholders and Security Ownership of Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2005 annual meeting under the heading “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2005 annual meeting under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements of Jameson Inns, Inc.

        2. Financial Statement Schedule of Jameson Inns, Inc.

Schedule II—Valuation and Qualifying Accounts	F-24

(a)    (3) The following exhibits are filed as part of this Annual Report or incorporated herein by reference:

Exhibit Number	Description
3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 9, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

Exhibit Number	Description
10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.25 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.26 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.27 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.28 —	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.;

Exhibit Number	Description
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

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.30 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.31 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.32 —	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.33 —	Schedule of documents substantially similar to Exhibit 10.32 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.34 —	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.35 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.36 —	Schedule of documents substantially similar to Exhibit 10. 35 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.37 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for

Exhibit Number	Description
$5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.38 —	Schedule of documents substantially similar to Exhibit 10.31 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.39 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.40 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan

10.41 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.42 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.43 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.44 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.45 —	Employment Agreement with William D. Walker dated February 19, 2004 incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.46 —	Schedule of documents substantially similar to Exhibit 10.45 incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.47 —	Loan Agreement dated as of December 31, 2004, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc.

10.48 —	Schedule of documents substantially similar to Exhibit 10.47

10.49 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.50 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

10.51 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.52 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

10.53 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

10.54 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

Exhibit Number	Description
10.55 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005

10.56 —	Lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004

21.1 —	Subsidiaries of the Registrant

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 31, 2005.

JAMESON INNS, INC.

By:	/s/ CRAIG R. KITCHIN
Craig R. Kitchin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ THOMAS W. KITCHIN Thomas W. Kitchin	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer)	March 31, 2005

/s/ CRAIG R. KITCHIN Craig R. Kitchin	President and Chief Financial Officer, Director (principal financial officer)	March 31, 2005

/s/ MARTIN D. BREW Martin D. Brew	Treasurer and Chief Accounting Officer (principal accounting officer)	March 31, 2005

/s/ DAVID S. FRASER David S. Fraser	Director	March 31, 2005

/s/ ROBERT D. HISRICH Robert D. Hisrich	Director	March 31, 2005

/s/ MICHAEL E. LAWRENCE Michael E. Lawrence	Director	March 31, 2005

/s/ THOMAS J. O’HAREN Thomas J. O’Haren	Director	March 31, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Atlanta, Georgia

March 4, 2005,

    except for Note 13, as to which the date is

    March 25, 2005

Jameson Inns, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$1,626,322	$3,549,083
Restricted cash	1,745,171	1,642,038
Accounts receivable, net of allowance of $109,876 in 2004	1,422,072	—
Receivable from affiliate	—	3,252,659
Other receivables, net of allowance of $14,628 in 2004	227,546	—
Inventory	1,345,261	—

Total current assets	6,366,372	8,443,780

Operating property and equipment	350,763,365	378,499,689
Property and equipment held for sale	16,754,836	4,281,626
Less accumulated depreciation	(91,160,887)	(85,665,125)

	276,357,314	297,116,190

Deferred finance costs, net	1,881,995	2,227,570
Other assets	1,530,659	1,483,960

Total assets	$286,136,340	$309,271,500

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	49,991,739	29,953,622
Line of credit borrowings	110,216	9,675
Accounts payable and accrued expenses	4,582,803	1,102,614
Accrued interest payable	830,368	968,627
Accrued property and other taxes	2,165,734	1,642,831
Accrued payroll	1,150,571	—
Preferred stock dividends payable	—	1,667,612

Total current liabilities	58,831,431	35,344,981

Mortgage notes payable, less current portion	147,737,940	183,858,821

Total liabilities	206,569,371	219,203,802

Stockholders’ Equity

Preferred stock, 1,272,727 shares authorized, 9.25% series A cumulative preferred stock, $1 par value, liquidation preference $25 per share, 0 shares (1,272,727 shares in 2003) issued and outstanding	—	1,272,727

Preferred stock, 2,256,000 shares authorized, 8.5% series S cumulative convertible preferred stock, $1 par value, liquidation preference $20 per share, 0 shares (2,191,500 shares in 2003) issued and outstanding	—	2,191,500

Common stock, $.10 par value, 100,000,000 shares authorized, 57,052,630 shares (11,928,350 shares in 2003) issued and outstanding	5,705,263	1,192,835
Contributed capital	110,375,931	92,701,662
Unamortized deferred compensation	(1,819,158)	(2,330,144)
Accumulated deficit	(34,695,067)	(4,960,882)

Total stockholders’ equity	79,566,969	90,067,698

Total liabilities and equity	$286,136,340	$309,271,500

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31
	2004	2003	2002
Lodging revenues	$82,589,556	$—	$—
Other revenues	475,450	89,122	77,971
Lease revenues	—	36,438,912	36,464,349

Total revenues	83,065,006	36,528,034	36,542,320

Direct lodging expenses	44,551,348	—	—
Property and other taxes and insurance	5,412,523	5,550,558	5,007,958
Depreciation	13,096,668	16,292,791	17,962,357
Corporate general and administrative	7,458,796	2,797,676	2,318,239

Total expenses	70,519,335	24,641,025	25,288,554

Income from operations	12,545,671	11,887,009	11,253,766

Interest expense	10,243,858	11,412,430	13,267,903
Early extinguishment of mortgage notes	66,240	211,009	62,153
Acquisition costs	—	1,605,000	—
Lease termination costs	8,954,361	—	—
Loss on impairment of real estate	50,000	710,000	—
Gain on sale of property and equipment	(766,707)	(56,086)	(567,632)

Loss before income taxes and discontinued operations	(6,002,081)	(1,995,344)	(1,508,658)

Deferred tax benefit due to change in taxable status	(1,397,672)	—	—
Income tax expense	1,397,672	—	—

Net loss from continuing operations	(6,002,081)	(1,995,344)	(1,508,658)

(Loss) income from discontinued operations	(1,214,516)	1,726,659	2,244,626
Loss on impairment related to discontinued operations	(6,597,701)	(600,000)	—
Gain on sale of discontinued operations	35,038	3,411	—

Net (loss) income from discontinued operations	(7,777,179)	1,130,070	2,244,626

Net (loss) income	(13,779,260)	(865,274)	735,968
Preferred stock dividends	4,371,706	6,668,760	6,668,441
Loss on redemption of preferred stock	15,954,925	—	—

Net loss attributable to common stockholders	$(34,105,891)	$(7,534,034)	$(5,932,473)

Per common share (basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.82)	$(0.77)	$(0.73)

(Loss) income from discontinued operations	$(0.24)	$0.10	$0.20

Net loss attributable to common stockholders	$(1.06)	$(0.67)	$(0.53)

Weighted average shares—basic and diluted	32,260,713	11,308,041	11,250,021

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock Series A	Preferred Stock Series S	Common Stock	Contributed Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2001	$1,272,727	$2,191,500	$1,172,991	$108,974,581	$(2,900,785)	$(4,095,608)	$106,615,406
Issuance of common stock	—	—	4,132	107,581	—	—	111,713
Issuance of restricted stock grants	—	—	11,240	396,215	(407,455)	—	—
Forfeiture of restricted stock grants	—	—	(2,065)	(76,720)	70,992	—	(7,793)
Vesting of restricted stock grants	—	—	—	—	424,904	—	424,904
Common stock dividends ($.20 per share)	—	—	—	(2,343,275)	—	—	(2,343,275)
Preferred stock dividends—Series S ($1.70 per share)	—	—	—	(3,725,261)	—	—	(3,725,261)
Preferred stock dividends—Series A ($2.31 per share)	—	—	—	(2,207,212)	—	(735,968)	(2,943,180)
Net income	—	—	—	—	—	735,968	735,968

Balance at December 31, 2002	1,272,727	2,191,500	1,186,298	101,125,909	(2,812,344)	(4,095,608)	98,868,482
Issuance of common stock	—	—	3,791	106,856	—	—	110,647
Issuance of restricted stock grants	—	—	6,645	138,881	(145,526)	—	—
Forfeiture of restricted stock grants	—	—	(3,899)	(214,240)	203,719	—	(14,420)
Vesting of restricted stock grants	—	—	—	—	424,007	—	424,007
Common stock dividends ($.15 per share)	—	—	—	(1,786,984)	—	—	(1,786,984)
Preferred stock dividends—Series S ($1.70 per share)	—	—	—	(3,725,580)	—	—	(3,725,580)
Preferred stock dividends—Series A ($2.31 per share)	—	—	—	(2,943,180)	—	—	(2,943,180)
Net loss	—	—	—	—	—	(865,274)	(865,274)

Balance at December 31, 2003	1,272,727	2,191,500	1,192,835	92,701,662	(2,330,144)	(4,960,882)	90,067,698
Issuance of common stock	—	—	398	3,544	—	—	3,942
Secondary stock offering	—	—	4,300,000	72,644,464	—	—	76,944,464
Acquisition of Kitchin Hospitality	—	—	215,337	5,749,487	—	—	5,964,824
Forfeiture of restricted stock grants	—	—	(3,307)	(107,696)	83,695	—	(27,308)
Vesting of restricted stock grants	—	—	—	—	427,291	—	427,291
Preferred stock dividends—Series S ($1.08 per share)	—	—	—	(2,442,309)	—	—	(2,442,309)
Preferred stock dividends—Series A ($1.52 per share)	—	—	—	(1,929,397)	—	—	(1,929,397)
Redemption of Preferred Stock	(1,272,727)	(2,191,500)	—	(56,243,824)	—	—	(59,708,051)
Net loss	—	—	—	—	—	(29,734,185)	(29,734,185)

Balance at December 31, 2004	$—	$—	$5,705,263	$110,375,931	$(1,819,158)	$(34,695,067)	$79,566,969

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
Operating activities
Loss from continuing operations	$(6,002,081)	$(1,995,344)	$(1,508,658)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	13,096,668	16,292,791	17,962,357
Amortization of deferred finance costs	765,201	945,943	852,530
Stock-based compensation expense	399,983	409,587	417,111
Loss on impairment of real estate	50,000	710,000	—
Early extinguishments of debt	66,240	211,009	62,153
Lease termination costs-non cash	9,215,220	—	—
Gain on disposal of property and equipment	(766,707)	(56,086)	(567,632)
Changes in assets and liabilities increasing (decreasing) cash:
Accounts receivable, net	90,431	—	—
Other receivables, net	(80,631)	—	—
Inventory	58,068	—	—
Other assets	154,980	(49,330)	(43,579)
Accounts payable and accrued expenses	638,674	820,362	(185,607)
Receivable from affiliate	—	(1,762,845)	(1,402,777)
Accrued interest payable	(138,259)	(69,165)	(344,192)
Accrued property and other taxes	522,903	(188,454)	(334,820)
Accrued payroll	319,150	—	—

Net cash provided by operating activities	18,389,840	15,268,468	14,906,886

Investing activities
(Additions) reductions to restricted cash for FF&E reserves	(103,133)	(192,213)	748,601
Proceeds from disposition of land, property and equipment	5,075,397	3,668,997	6,527,700
Additions to property and equipment	(6,917,117)	(4,160,200)	(12,541,184)

Net cash used in investing activities	(1,944,853)	(683,416)	(5,264,883)

Financing activities
Common stock dividends paid	—	(1,786,984)	(2,343,275)
Preferred stock dividends paid	(6,039,318)	(6,668,345)	(6,668,441)
Proceeds from issuance of common stock, net of offering expense	76,948,406	110,647	111,713
Payments on redemption of preferred stock, net	(75,662,976)	—	—
Proceeds from mortgage notes payable	17,050,929	10,470,736	11,968,261
Proceeds from line of credit, net	100,541	—	—
Payments of deferred finance costs	(661,225)	(560,781)	(195,715)
Payoffs of mortgage notes payable	(22,622,843)	(9,463,862)	(7,397,159)
Payments on mortgage notes payable	(10,511,850)	(10,005,195)	(8,813,308)

Net cash used in financing activities	(21,398,336)	(17,903,784)	(13,337,924)

Net cash used in continuing operations	(4,953,349)	(3,318,732)	(3,695,921)
Net cash provided by discontinued operations	3,030,588	3,035,338	4,040,605

Net change in cash	(1,922,761)	(283,394)	344,684
Cash at beginning of year	3,549,083	3,832,477	3,487,793

Cash at end of year	$1,626,322	$3,549,083	$3,832,477

Supplemental information
Interest paid	$11,749,446	$12,962,784	$15,278,641
Federal income taxes paid	$—	$51,644	$—

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the “Company”) develops, owns, operates and franchises limited service hotel properties (the “Inns”) under the trademark “The Jameson Inn®” in the southeastern United States. In addition, the Company owns and operates Inns under the trademark “Signature Inn®” in the midwestern United States.

The Company also receives rental revenues from the sale of advertising to third parties on owned billboards.

At December 31, 2004, the Company owned and operated 90 Jameson Inns and 23 Signature Inns, and franchised the use of the Jameson brand to the owners of twelve other Jameson Inns.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC (“Kitchin Hospitality”) and terminated its status as a real estate investment trust (REIT), becoming a taxable corporation. With the closing of the transaction, Kitchin Hospitality became a wholly owned subsidiary of the Company (see note 3).

Prior to 2004, the Company had several business relationships with Kitchin Hospitality, including contracts to construct new Inns, expand and renovate existing Inns (see note 11), leases to operate the Inns (see note 5) and leases to use the Company’s billboards for advertising. As of December 31, 2003 Kitchin Hospitality was wholly-owned by Thomas W. Kitchin, the chairman and chief executive officer of the Company, and members of his family including Craig Kitchin, the Company’s president and chief financial officer.

2. Accounting Policies

Use of Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or total shareholders’ equity. Given the change in operations on January 2, 2004, the Company presents a classified balance sheet and has reclassified amounts previously presented at December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions among the entities included in the consolidated financial statement have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term investments with maturities of 90 days or less at the time of purchase to be cash equivalents.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Restricted Cash

Restricted cash represents deposits that are restricted under the requirements of various mortgage loan agreements.

Accounts Receivable and Other Receivables

Receivables are recognized and carried at original amount earned, less a provision for estimated uncollectible amounts, which approximates fair value. The receivable and related allowance, if any, are written off when collection is no longer probable.

Inventory

Inventory, consisting primarily of room linens, towels and other supplies, is stated at the lower of cost (first in, first out method) or market. Replacements of inventory are expensed as incurred.

Property and Equipment

Costs incurred to expand, convert or renovate existing Inns are capitalized at cost when such costs extend the useful lives of property and equipment, and are depreciated over the estimated useful lives of the assets. The Company also capitalizes construction period interest costs related to construction of new Inns. Upon sale of property, the cost and related accumulated depreciation are eliminated from the accounts, and any related gain or loss is recognized in the accompanying consolidated statements of operations. Maintenance, repairs and minor replacements are charged to expense as incurred.

Property and equipment used in Inn operations is depreciated using the straight-line method over 31.5 to 39 years (buildings), 15 years (land improvements) and three to five years (furniture, fixtures and equipment). Billboards are depreciated over ten years.

Impairment of Long-lived Assets and Discontinued Operations

Effective January 1, 2002, the Company evaluates the impairment of property and equipment and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the net, undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. The Company reviews on a quarterly basis the carrying value of its property and equipment, in relation to historical results, current business conditions and known trends to identify indicators of impairment. If indicators of impairment are present, the expected future results of operations of the asset are projected based on the estimated future earnings before interest expense, income taxes, depreciation and amortization. Growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in the local markets.

SFAS No. 144 requires a long-lived asset, which is designated for sale, to be classified as “held for sale” in the period in which certain criteria are met. In addition, SFAS No. 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

discontinued operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. For properties the Company considers held for sale, an impairment loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held for sale assets are reported at the lower of the carrying amount or the estimated fair value, less the estimated cost to sell. Subsequent to the date that an asset is classified as held for sale, depreciation expense is not recorded.

Deferred Finance Costs

Deferred finance costs represent fees and other expenses incurred to obtain long-term financing on the Inns and are amortized to expense over the terms of the loans. Amortization expense is recorded as interest expense in the accompanying consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $2.6 million in 2004. Prior to 2004, advertising expense was paid by Kitchin Hospitality, and was allocated under the Cost Reimbursement Agreement between the Company and Kitchin Hospitality (see note 11).

Income Taxes

The Company terminated its status as a REIT and became a taxable corporation effective January 1, 2004 in connection with the acquisition of Kitchin Hospitality (see note 3). The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets are determined based on the difference between the financial statements and tax basis of assets using enacted rates expected to apply to taxable income in the years those differences are expected to be recovered or settled. The effect of deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when the Company believes that deferred tax assets will not be realized.

Prior to the acquisition of Kitchin Hospitality, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and had operated as such since January 1, 1994. As a result, the Company was not subject to federal income taxes to the extent that it distributed annually at least 90% of its net taxable income to its shareholders and satisfied certain other requirements defined in the Code.

Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in corporate general and administrative expense.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table presents a summary of the pro forma effects on reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the incentive options granted as prescribed by SFAS No. 123 (in thousands except per share data). Since accounting for restricted stock does not differ under SFAS No. 123, the difference between expense recognized and expense on a pro forma basis is due to stock options. The

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

compensation expense related to restricted stock is excluded from the below table. The Company uses the straight-line method to recognize expense for plans with pro rata vesting.

	2004	2003	2002
Net loss attributable to common stockholders	$(34,106)	$(7,534)	$(5,932)
Less: Total stock-based employee compensation (expense) credit determined under fair value based method for stock options	(247)	(9)	549

Pro forma net loss attributable to common stockholders	$(34,353)	$(7,543)	$(5,383)

Pro forma loss per share-basic and diluted	$(1.06)	$(0.67)	$(0.48)

Financial Instruments

The Company considers its cash, restricted cash and mortgage notes payable to meet the definition of financial instruments as prescribed by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2004 and 2003, the carrying value of the Company’s financial instruments approximated their fair value.

Revenue Recognition

The Company’s revenues include: room sales and related fees, franchise fees and billboard rental revenues.

The Company recognizes room sales and revenues from guest services when rooms are occupied and services have been rendered.

The Company recognizes franchise fee revenue when it performs hotel franchise services for unrelated third parties. The fees are computed in accordance with the terms of each agreement.

The Company recognizes billboard rental revenue when services have been rendered.

Through December 31, 2003, the Company recognized lease revenues when they were earned under the master leases with Kitchin Hospitality which specified for base rent to be earned and due on a monthly basis. Percentage rent was calculated on a quarterly basis, with quarterly payments (see note 5). Percentage rent was considered earned when the changes in factors on which the contingent rents were based actually occurred.

Loss per Share

Net income/loss attributable to common stock is adjusted by preferred stock dividends declared through the end of each period to arrive at net loss attributable to common stockholders. Basic loss per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of common stock. Given the Company’s loss in all periods presented, there is no difference between basic and diluted loss per share. Securities excluded from the computation of diluted loss per share because their effects would be anti-dilutive include convertible preferred stock and stock options.

Compensated Absences

Employees of the Company are entitled to paid time off depending on job classification, length of service and other factors. It is not practical for the Company to estimate the amount of compensation for future absences; accordingly, no liability for compensated absences has been recorded in the accompanying financial statements. The Company’s policy is to recognize the costs of compensated absences when actually paid to employees.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R will require the Company to apply fair value recognition provisions to all unvested equity awards as of the first interim reporting period starting after June 15, 2005, which is the Company’s third quarter beginning July 1, 2005. The Company has begun an evaluation of the effects of SFAS No. 123R and expects to complete the analysis prior to the end of third quarter of 2005.

3. Acquisition of Kitchin Hospitality, LLC

On January 2, 2004, the Company acquired Kitchin Hospitality and relinquished its status as a REIT. The Company and the owners of Kitchin Hospitality reached a definitive agreement on September 10, 2003. The transaction was approved by the Company’s shareholders on December 19, 2003. The Company has included Kitchin Hospitality’s operating results in its consolidated financial statements from January 2, 2004.

Under the applicable tax rules, a hotel REIT is not permitted to operate its hotel properties. After closing the acquisition, the Company began operating its owned hotels and relinquished its election to be treated as a REIT for U.S. federal income tax purposes. The acquisition accomplished the Company’s goals to (a) become a fully integrated hotel company with the ability to operate its hotels without any REIT restrictions; (b) eliminate the perceived conflicts of interest in its prior relationship with the owners of Kitchin Hospitality; (c) retain future earnings and cash flow to pay down debt and for future development activities; and (d) pursue other business activities not permissible for the Company as a REIT.

The Company paid initial consideration of 2,185,430 shares of Company stock and $1.3 million in cash to the former owners of Kitchin Hospitality, Thomas W. Kitchin and other members of his immediate family. The consideration was subject to a working capital adjustment based on a target of Kitchin Hospitality’s working capital as of December 31, 2003. The net working capital adjustment, as agreed upon, required that the owners of Kitchin Hospitality return 32,064 shares of consideration.

The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the estimated fair value of the assets acquired and the liabilities assumed. Under this method, the acquired assets and assumed liabilities were recorded on the Company’s balance sheet at their fair market value as of January 2, 2004. The value of goodwill and trademarks on Kitchin Hospitality’s books was eliminated, and the trademarks were revalued at $75,000 in aggregate, which represents the contract price that the Company would have been able to purchase the trademarks from Kitchin Hospitality at the expiration of the master lease agreements.

The purchase consideration of the acquisition of approximately $7.3 million, together with the excess of liabilities assumed over assets acquired of approximately $1.7 million, was expensed in January 2004 as lease termination costs. The acquisition cost of the shares of Company stock was based on a price of $2.77 per share, the stock price of the securities over a period of two days before and two days after the terms of the acquisition were agreed upon and announced.

The Company incurred costs of acquisition related to professional fees (investment banking, legal, and accounting) and a shareholder lawsuit settlement (see note 12). These costs of approximately $1.6 million were expensed in 2003.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Cash	$1,561
Accounts receivable	1,513
Inventory	1,403
Property and equipment, net	219
Trademarks	75
Other receivables	147
Deferred finance costs, net	2
Other assets	317

Total assets acquired	5,237

Accounts payable and accrued expenses	6,926
Line of credit borrowings	1

Total liabilities assumed	6,927

Net liabilities assumed	$1,690

Accounts payable and accrued expenses include a payable to the Company from Kitchin Hospitality of $3,252,659 as of January 2, 2004, which eliminates the Company’s receivable from Kitchin Hospitality of $3,252,659 as of December 31, 2003.

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

The adjustments to the historical data reflect the following: (i) the elimination of revenues and related costs of revenues for capital expenditure work performed by Kitchin Hospitality for the Company; (ii) the elimination of lease expense recorded by Kitchin Hospitality and lease revenues recorded by the Company; (iii) the elimination of overhead reimbursements recorded by the Company and related revenues recorded by Kitchin Hospitality; and (iv) the income tax expense for the combined company as a taxable corporation. The pro forma adjustments for the acquisition are based upon the available information and certain assumptions that management believes are appropriate. There are additional pro forma disclosures in Note 7 related to the August 2004 redemption of preferred stock by the Company.

Year Ended December 31, 2003
(Dollars in thousands, except per share data)
Total revenues	$83,205

Loss from continuing operations attributable to common stockholders	$(6,038)

Weighted average shares outstanding for basic and diluted loss per common share	13,461

Basic and diluted loss from continuing operations attributable to common stockholders per common share	$(0.45)

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003
Land and improvements	$51,048,128	$56,740,668
Buildings	240,821,497	263,667,070
Furniture, fixtures and equipment	56,237,902	55,345,640
Billboards	2,655,838	2,746,311

Operating property and equipment	350,763,365	378,499,689
Property and equipment held for sale, net	16,754,836	4,281,626
Accumulated depreciation	(91,160,887)	(85,665,125)

	$276,357,314	$297,116,190

The Company did not capitalize any interest costs in 2004 and 2003. Interest costs of approximately $59,000 were capitalized in 2002.

Depreciation expense from continuing operations was $13.1 million, $16.3 million and 18.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, the Company sold two tracts of land, two billboards, four Jameson Inns and miscellaneous equipment, and recorded an aggregate gain of approximately $767,000 as a component of income from continuing operations. The Company retained franchise agreements for these four Inns and therefore they were excluded from discontinued operations. Additionally, the Company sold one Jameson Inn and one Signature Inn and recorded a net aggregate gain of approximately $35,000 in discontinued operations (See note 8). During third quarter of 2004, the Company implemented a plan to sell eight Signature Inns, and has classified them as held for sale. The properties listed as held for sale are Inns that the Company believes will not have a high enough return on the investment necessary to refurbish and convert as other Signature Inn properties. In connection with the implementation of the plan to sell these hotels, the Company recorded impairment charges of approximately $6.6 million during 2004. The impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell, and is included in discontinued operations. Additionally, the Company recognized an impairment loss of $50,000 on a tract of land reported as a component of continuing operations.

During 2003, the Company sold a tract of land and one Jameson Inn, and recorded an aggregate gain of approximately $56,000. The Company retained a franchise agreement for this Inn and therefore it was excluded from discontinued operations. Additionally, the Company sold one Signature Inn and recorded a gain of approximately $3,000 in discontinued operations. During 2003, the Company recorded impairment loss of $600,000 on a Signature Inn due to the Company’s decision in late December 2003 to close 75 of the rooms. In 2004, the Company reclassified the impairment loss to discontinued operations as this Inn is one of the eight Signature Inns classified as held for sale. The Company also recorded impairment losses of $710,000 on two Jameson Inns, which were reported as a component of continuing operations and both sold in first quarter 2004.

During 2002, the Company sold a tract of land, three Jameson Inns and one Signature Inn, and recorded an aggregate gain of approximately $568,000 as a component of income from continuing operations. The Company retained franchise agreements for two of the Inns and therefore they were excluded from discontinued operations. The disposition of

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

two other inns sold in 2002 was accounted for under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Be Disposed of, since they were classified as held for sale prior to the adoption of SFAS No. 144 on January 1, 2002. As a result, these properties were excluded from reporting in discontinued operations. The Company did not recognize any impairment charges during 2002.

Property and equipment held for sale is net of accumulated depreciation of $6.8 million and $1.6 million at December 31, 2004 and 2003, respectively.

5. Leases with Kitchin Hospitality

Prior to the acquisition of Kitchin Hospitality (see note 3), the Company leased its owned Inns to Kitchin Hospitality under Master Leases (the “Leases”). The majority of the lease revenue that was recognized by the Company in 2003 and 2002 was derived from these leases. Additionally, approximately $0.7 million and $0.6 million in 2003 and 2002, respectively, of the lease revenue was related to billboards the Company leased to Kitchin Hospitality.

The Jameson and Signature leases, which were previously set to expire December 31, 2011 and December 31, 2012, respectively, provided for the payment of base rent plus percentage rent. Base rent was payable monthly at $264 and $394 per month, per room available at the beginning of the relevant month for the Jameson Inns and Signature Inns, respectively. Percentage rent was payable quarterly and calculated as a percentage of the total amount of room rental and certain other miscellaneous revenues realized by Kitchin Hospitality during the relevant period less base rent paid for such period. For Jameson Inns, the percentage was 39% of such revenues up to $23.01 per day per room in 2003, plus 65% of all additional average daily room rental revenues. For Signature Inns, the percentage was 37% of such revenues up to $38.61 per day per room in 2003, plus 65% of the next $10.00 of average daily per room rental revenues; plus 70% of all additional average daily room rental revenues.

Total rent for the Jameson Inns in any calendar year could not exceed 47% of total room rental revenues for that year. The $23.01 and $38.61 per room amount, for Jameson Inns and Signature Inns, respectively, used in calculating percentage rent was subject to adjustment each year based on changes in the Consumer Price Index. Base rent totaled approximately $30.3 million and $31.0 million in each of 2003 and 2002. Percentage rent totaled approximately $11.1 million in each of 2003 and 2002.

The Leases required the Company to pay real and personal property taxes, casualty and liability insurance premiums and the cost of maintaining structural elements, including underground utilities and the cost of replacing or refurbishing the furniture, fixtures and equipment in the Inns. The Company maintained cash reserves or sufficient access to borrowings equal to 4% of room revenues of Kitchin Hospitality, less amounts expended to date, to fund the Company’s capital expenditures for such replacements and refurbishment’s. Kitchin Hospitality was required to pay all other costs and expenses incurred in the operations of the Inns.

The Company previously leased billboards to Kitchin Hospitality. These leases to Kitchin Hospitality had initial terms of five years; however, these leases were terminated when the Company acquired Kitchin Hospitality (see note 3).

See note 11 for further description of other transactions with Kitchin Hospitality.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

6. Debt

As of December 31, outstanding debt consists of the following:

	2004	2003
Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2005 to 2017. Interest rates are adjusted annually and range from 4.1% to 9.5% and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on 93 Inns.	$164,664,256	$191,164,728

Term of twenty years and interest rate of 3.75% above a weekly average yield on Treasury securities, adjusted annually (5.05% at December 31, 2004). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on ten Inns.	14,715,423	16,417,715

Term of fifteen years and fixed interest rate at 6.85% principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on seven Inns.	12,375,000	—

Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. Interest rates are adjusted weekly. Secured by mortgages on two Inns and letters of credit expiring December 31, 2005.	5,975,000	6,230,000

Total mortgage notes payable	197,729,679	213,812,443

Current maturities of mortgage notes payable (1)	49,991,739	29,953,622

Mortgage notes payable, less current portion	$147,737,940	$183,858,821

Line of credit borrowings:
$3.5 million of line of credit secured by billboards ($3.5 million available at December 31, 2004), with interest at prime plus 1.0% with a floor of 6.00% and cap of 7.5%. Payments of interest are due monthly with the principal balance payable upon maturity in March 2006.	$11,146	$9,675

Line of credit not to exceed $1.5 million based on a percentage of and secured by accounts receivable ($1.1 million available at December 31, 2004), with interest at prime plus 0.75%. Payments of interest are due monthly with the principal balance payable upon maturity in August 2005.	99,070	—

Line of credit borrowings	$110,216	$9,675

(1)	Current maturities at December 31, 2004 include: maturing mortgage loans totaling approximately $33.9 million secured by nineteen Inns; mortgage loans totaling approximately $6.0 million secured by letters of credit which expire in the next twelve months; and scheduled principal payments of approximately $10.1 million for the next twelve months. Based on preliminary discussions with these lenders and historical experience, the Company believes it can successfully obtain replacement financing of its maturing debt at satisfactory renewal terms. If the Company is unsuccessful in refinancing these obligations, it anticipates employing other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sales of Inns to meet the required obligations.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The Company’s plan to sell certain Signature Inns is expected to result in the payoff of the related mortgage debt. The total amount of mortgage debt at December 31, 2004 related to the Company’s eight Signature Inns held for sale is approximately $17.8 million.

At December 31, 2004, the interest rates on approximately $171.6 million of the total outstanding mortgage notes payable are adjustable during the next twelve months as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
January 2005	$32.4	5.2%
February 2005	17.8	5.5%
March 2005	4.6	4.3%
April 2005	34.5	4.4%
May 2005	2.9	4.5%
July 2005	41.0	5.1%
September 2005	4.2	4.4%
October 2005	17.3	5.8%
Adjusts Daily	16.9	3.8%

Total	$171.6

As of December 31, 2004, the mortgage notes payable were collateralized by 112 of the 113 owned Inns.

At December 31, 2004, there are letters of credit aggregating $6.0 million which were issued for the Company’s benefit as collateral for outstanding Adjustable Rate Economic Development Revenue Refunding Bonds, series 1999, which are scheduled to mature on December 1, 2016. These letters of credit must be renewed each year in order for the bonds to be remarketed by the marketing agent. These letters of credit expire on December 31, 2005 and are included in the 2005 scheduled aggregate principal payments.

The following table summarizes the scheduled aggregate principal payments for mortgage notes payable for the five years subsequent to December 31, 2004:

2005	$49,991,739
2006	51,135,095
2007	28,941,183
2008	11,799,544
2009	9,783,647
Thereafter	46,078,471

$197,729,679

As a result of the early extinguishment of certain debt, the Company expensed unamortized deferred finance costs and prepayment penalties of approximately $66,000, $211,000, and $62,000 in 2004, 2003, and 2002, respectively.

The weighted average interest rate on debt was 5.2%, 5.5%, and 6.1% during 2004, 2003 and 2002, respectively.

Amortization of deferred financing costs charged to interest expense was approximately $942,000, $946,000 and $853,000 for 2004, 2003 and 2002, respectively. Amortization expense for properties classified as discontinued operations is included in interest expense for discontinued operations (see note 8).

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

7. Stockholders’ Equity

Preferred Stock

On July 26, 2004 the Company completed a public offering of 43,000,000 shares of its common stock at a price of $1.92 per share, raising gross proceeds of offering of approximately $82.6 million and net proceeds of approximately $77.0 million.

On August 25, 2004 the Company redeemed all shares of both issues of preferred stock at their stated par value plus accrued dividends through the date of redemption. The Company recorded an expense of approximately $16.0 million in third quarter 2004 relating to the excess of liquidation value paid to the preferred shareholders over the net proceeds per share recorded.

Prior to the preferred stock redemption, the Company had 2,191,500 shares of 8.5% Series S Cumulative Convertible Preferred Stock (“Series S Preferred Stock”) outstanding and 1,272,727 shares of 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) outstanding. The Series S and Series A Preferred Stock were senior to the Company’s common stock.

Dividends on the Series S and Series A Preferred Stock were cumulative from the date of original issue and were payable quarterly in arrears on or about the 20th day of January, April, July and October to shareholders of record on the last business day of December, March, June and September at the fixed rate of 9.25% per annum of the liquidation preference of $25 per share (equivalent to a fixed annual rate of $2.3125 per share) for the Series A Preferred Stock and at the fixed rate of 8.5% per annum of the liquidation preference of $20 per share (equivalent to a fixed annual rate of $1.70 per share) for the Series S Preferred Stock. Holders of Series S and Series A Preferred Stock generally had no voting rights except as required by law.

The Series A Preferred Stock was not convertible into or exchangeable for any other property or securities. The holders did not have the option to redeem the Series A Preferred Stock.

The Series S Preferred Stock was convertible into the Company’s common stock, at the option of the holder at the stated Conversion Price (as defined). No shares were converted in 2004 or 2003. The Company had the right to redeem any, or all, of the Series S Preferred Stock, plus accrued and unpaid dividends, at the Redemption Price, as defined at $20.00 per share. The holders did not have the option to redeem the Series S Preferred Stock.

Stock Based Compensation

The 1993 Stock Incentive Plan (1993 Plan) provided for a number of shares equal to 10% of the Company’s outstanding common shares (excluding shares issued pursuant to exercises of options granted under this Plan). During 2002, the Company purchased at a nominal cost of $0.01 per option share pursuant to a tender offer 604,833 options to purchase shares of common stock issued under the 1993 Plan. The unissued shares under this plan expired on November 15, 2003. In 1996, the Jameson 1996 Stock Incentive Plan (1996 Plan) was adopted and 500,000 additional shares were reserved for issuance. In December 2003, the Company adopted the Jameson 2003 stock incentive plan (2003 Plan) and 1,000,000 additional shares were reserved for issuance. Shares available under the 2003 plan are increased automatically on each anniversary of the approval of the plan by the stockholders by a number of shares equal to the lesser of 100,000 shares or that number of shares which, when added to the number of shares subject to awards under the plan, equals 10% of the number of outstanding shares of common stock.

The Director Stock Option Plan (1995 Director Plan) reserved 150,000 shares of common stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In addition, the Company adopted the 1997 Director Stock Option Plan (1997 Director Plan) which reserved 200,000 shares of common stock. Upon each subsequent annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance.

A summary of the stock option activity follows:

	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding December 31, 2001	1,019,433	$3.30 - $11.75	$5.47
Granted in 2002	15,000	$7.56 - $ 7.56	$7.56
Forfeited in 2002	(45,500)	$3.30 - $11.75	$7.55
Cancelled in 2002	(604,833)	$6.65 - $11.75	$9.18

Options outstanding December 31, 2002	384,100	$3.30 - $11.75	$5.88
Granted in 2003	15,000	$2.41 - $ 2.41	$2.41
Forfeited in 2003	(34,100)	$3.30 - $11.75	$6.03

Options outstanding December 31, 2003	365,000	$2.41 - $11.75	$5.80
Granted in 2004	739,200	$2.59 - $ 2.90	$2.86
Forfeited in 2004	(18,600)	$2.81 - $11.63	$4.23

Options outstanding December 31, 2004	1,085,600	$2.41 - $11.75	$3.83

Options exercisable:
Granted prior to 2000	131,000	$7.25 - $11.75	$9.28
Granted in 2000	15,000	$7.56 - $ 7.56	$7.56
Granted in 2001	117,000	$3.30 - $ 6.53	$3.71
Granted in 2002	15,000	$3.65 - $ 3.65	$3.65
Granted in 2003	15,000	$2.41 - $ 2.41	$2.41
Granted in 2004	45,000	$2.59 - $ 2.63	$2.61

Options exercisable December 31, 2004	338,000	$2.41 - $11.75	$5.84

The average contractual life remaining on options outstanding at December 31, 2004 was 7.83 years.

Restricted Stock

As of December 31, 2004, 526,180 restricted shares of common stock remain outstanding under the 1993 and 1996 Plans. Holders are entitled to all dividends, if any, prior to forfeiture under these plans. As of December 31, 2004, 402,420 of the shares vest ten years after date of grant, assuming the individual is employed by the Company at that date; 62,250 of the shares vest over a ten-year period, with no vesting until the third anniversary of the grant, at which time the grants will be vested 30%, on each succeeding anniversary an additional 10% will vest, assuming the individual is continuously employed by the Company on each vesting date; and the remaining 61,510 shares vest 20% per year for five years.

Compensation expense resulting from the restricted stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant and is recorded over the respective vesting periods using the straight line method, net of forfeitures. The expense recorded was $399,983, $409,587, and $417,114 in 2004, 2003, and 2002, respectively.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Pro Forma Effects of Stock-Based Compensation

The pro forma information regarding net income and earnings per share required by SFAS No. 123, as discussed in Note 2, requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2004: risk-free interest rates of 3.7% to 5.2%, a dividend yield of 0.0% to 5.2%; a volatility factor of the expected market price of the Company’s common stock of 0.199 to 0.434, and expected lives of the options of three to ten years.

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

Proforma Effects of Significant Equity Transactions

The following unaudited pro forma data gives effect to the Company’s issuance of common stock (in July 2004) and redemption of preferred stock (in August 2004) as if they had occurred on January 1, 2003. The adjustments to the historical data include those adjustments listed in Note 3 with respect to the Company’s acquisition of Kitchin Hospitality. The adjustments also include (i) the elimination of the payment of the preferred stock dividend for all periods presented and (ii) an addition to weighted average shares outstanding to reflect the additional common shares issued in the offering. There would be no effect to net revenues from the equity offering transactions. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the offering and redemption had occurred on January 1, 2003 and should not serve as a forecast of the Company’s operating results for future periods.

	Year Ended December 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net (loss) income from continuing operations attributable to common stockholders	$(6,002)	$631
Weighted average shares outstanding for basic (loss) income per share	56,529	56,461
Weighted average shares outstanding for diluted (loss) income per share	56,529	56,488
Basic (loss) income from continuing operations attributable to common stockholders per common share	$(0.11)	$0.01
Diluted (loss) income from continuing operations attributable to common stockholders per common share	$(0.11)	$0.01

Dividend Reinvestment Plans

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. In 2001, the Company registered an additional 200,000 shares of common stock. These plans allow existing shareholders to reinvest their dividends, if any, in additional shares purchased at a 5% discount from the average market price of the shares. The plans also allow existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 2004, 2003, and 2002, 2,858, 37,415 and 44,226, shares, respectively, were purchased through dividend reinvestments and additional cash purchases, resulting in net proceeds to the Company of $6,460, $110,647, and $111,713, respectively. At December 31, 2004, 224,711 shares were available for purchase under the 2001 plan.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Jameson Stock Awards Program

On September 15, 2004, the Company filed a registration statement on Form S-3 to register 2.0 million shares of common stock in connection with the Jameson Stock Awards Program. When implemented, following effectiveness of the registration statement, ten percent of the room charges paid by participants in the Jameson Stock Awards program will be used to purchase shares of common stock. In the Company’s financial statements, the amounts applied to the purchase of these shares will not be reflected as revenues in the statements of operations, but will be recorded as additions to the Company’s stockholders’ equity.

8. Discontinued Operations and Property and Equipment Held for Sale

Discontinued operations exclude properties sold with franchise or other agreements. Results of these discontinued operations are included in a separate component on the consolidated statements of operations. This results in reclassifications of certain 2003 and 2002 financial statement amounts.

The components of discontinued operations for the three years ended December 31, 2004, 2003 and 2002 are:

•	One Signature Inn sold during first quarter 2003

•	One Signature Inn sold during first quarter 2004

•	One Jameson Inn sold during third quarter 2004

•	Eight Signature Inns held for sale at December 31, 2004

In total, these 11 Inns represent 1,226 rooms.

The following table includes the results of operations of these discontinued properties through the date of each respective sale.

	Years Ended December 31,
	2004	2003	2002
Lodging revenues	$7,675,735	$—	$—
Lease revenues	—	5,630,724	6,227,745

Total revenues	7,675,735	5,630,724	6,227,745

Direct lodging expenses	5,363,972	—	—
Property and other taxes and insurance	1,305,188	1,065,981	502,920
Depreciation	805,546	1,308,679	1,765,437
Corporate general and administrative	48,216	48,216	48,216

Total expenses	7,522,922	2,422,876	2,316,573

Income before interest expense	152,813	3,207,848	3,911,172
Interest expense	1,367,329	1,481,189	1,666,546

(Loss) income from discontinued operations	(1,214,516)	1,726,659	2,244,626
Loss from impairment related to discontinued operations	(6,597,701)	(600,000)	—
Gain on sale of discontinued operations	35,038	3,411	—

(Loss) income from discontinued operations	$(7,777,179)	$1,130,070	$2,244,626

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The Company recorded net gains on disposals of approximately $35,000 and $3,000 related to the assets sold in 2004 and 2003, respectively. There are no income tax effects attributable to discontinued operations in 2004 given the Company did not record any net tax expense in 2004.

9. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2004	2003	2002
Numerator
Net loss from continuing operations	$(6,002,081)	$(1,995,344)	$(1,508,658)
Preferred stock dividends	(4,371,706)	(6,668,760)	(6,668,441)
Loss on redemption of preferred stock	(15,954,925)	—	—

Loss from continuing operations attributable to common shareholders	(26,328,712)	(8,664,104)	(8,177,099)
(Loss) income from discontinued operations	(7,777,179)	1,130,070	2,244,626

Net loss attributable to common stockholders	$(34,105,891)	$(7,534,034)	$(5,932,473)

Denominator
Weighted average shares outstanding	32,793,180	11,923,424	11,826,769
Less: Unvested restricted shares	(532,467)	(615,383)	(576,748)

Denominator for earnings per share-basic and diluted	32,260,713	11,308,041	11,250,021

Loss Per Common Share
Net loss from continuing operations attributable to common stockholders-basic and diluted	$(0.82)	$(0.77)	$(0.73)
Net (loss) income from discontinued operations-basic and diluted	$(0.24)	$0.10	$0.20

Net loss attributable to common stockholders-basic and diluted	$(1.06)	$(0.67)	$(0.53)

10. Income Taxes

In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Effective January 1, 2004, the Company relinquished its status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, the Company did not record income taxes or related deferred taxes for financial reporting purposes. As a result of the change in taxable status, a deferred tax benefit of approximately $1.4 million, net of a valuation allowance of $0.1 million, was recorded to establish the Company’s initial deferred tax asset resulting from the difference in basis of its assets and liabilities for financial reporting and income tax purposes. An additional valuation allowance of approximately $6.0 million was recorded in 2004 based on the Company’s review of its estimate of realization of deferred tax assets. The Company has not recognized any income tax benefit for 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. Accordingly, the Company has a full valuation allowance against its net deferred tax assets at December 31, 2004.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The difference between total reported income taxes and expected income tax benefit computed by applying the federal statutory income tax rate of 34% for 2004 to loss before income taxes is reconciled as follows:

Computed income tax benefit at statutory rate	$(4,684,948)
Deferred tax benefit due to change in taxable status	(1,397,672)
Adjustments to record valuation allowance	6,092,286
Other	(9,666)

$—

The components of the Company’s deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(31,070)

Total deferred tax liabilities	(31,070)

Deferred tax assets:
Costs of acquisition	2,920,224
Stock-based compensation	709,863
Net operating loss carry forwards	2,449,526
Allowance for doubtful accounts	43,743

Total deferred tax assets	6,123,356
Valuation allowance for deferred tax assets	(6,092,286)

Total deferred tax asset, net of valuation allowance	31,070

Net deferred tax asset	$—

Costs of acquisition include costs of acquisition related to professional fees to be deducted over fifteen years for tax purposes and lease termination costs to be deducted over the remaining terms of the Leases (8.5 years). At December 31, 2004, the Company has net operating loss carry forwards of approximately $6.0 million available for federal income tax purposes which begin to expire in 2019.

11. Additional Related Party Transactions with Kitchin Hospitality

Prior to the acquisition of Kitchin Hospitality, the Company paid Kitchin Hospitality a total of $4,358,294 and $12,497,560 for the construction of new Inns, Inn expansions, and renovations during 2003 and 2002, respectively. The Company shared employees and office space with Kitchin Hospitality under the Cost Reimbursement Agreement. Kitchin Hospitality charged the Company approximately $2,505,000, and $1,574,000 for its allocation of salary, office overhead, and other general and administrative costs in 2003 and 2002, respectively. The Company expensed approximately $1,824,000 and $1,399,000 of the allocated costs in 2003 and 2002, respectively. The remaining costs represented capitalized expenditures.

12. Other Commitments and Contingencies

The Company has operating leases, including office space leases, billboard leases and land leases for certain of its operating Inns and billboard locations. Effective January 2, 2004, the Company assumed the office space leases and billboard leases with third party companies from Kitchin Hospitality in connection with the Kitchin

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Hospitality acquisition. Billboard rent expense of approximately $2.0 million is included in advertising expense as a component of direct lodging expense in 2004. Land lease expense and office space rent expense of approximately $465,000, $245,000, and $246,000, in 2004, 2003 and 2002, respectively, are included in corporate general and administrative expense. Prior to 2004, billboard rent and office space rent were paid by Kitchin Hospitality under the Cost Reimbursement Agreement with the Company (see note 11).

The future minimum payments for operating leases are as follows:

2005	$1,887,050
2006	666,332
2007	528,460
2008	462,786
2009	448,352
Thereafter	3,428,054

Total	$7,421,034

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse affect on the Company’s financial position or results of operations.

A shareholder lawsuit seeking class action status and derivative status for claims based on the acquisition of Kitchin Hospitality was settled on December 18, 2003 by agreement of the parties for certain non-monetary actions, which the Company agreed to take, and a payment to the plaintiff’s attorney for legal fees in an amount approved by the court, not to exceed $175,000. The Company was also required to pay costs of providing notice of the settlement to its shareholders. The Company incurred legal fees on its behalf and on behalf of its directors with whom it has indemnification agreements. The Company’s Directors and Officers Liability Insurance carrier has agreed to reimburse the Company for 50% of the costs of settling this case, not to exceed $100,000. The Company provided for the settlement and related legal costs, and recorded expense of $285,000 in 2003. The settlement was approved by the court in September 2004. The payment was made to the plaintiff’s attorney, and the reimbursement was received from the insurance carrier in October 2004.

The Company, Kitchin Hospitality and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Jameson Inn in Pearl, Mississippi. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

13. Subsequent Events

On March 15, 2005, the Company completed a private offering of $26,250,000 trust preferred securities through Jameson Inns Financing Trust I, a Delaware statutory business trust sponsored by the Company. The trust used proceeds of the issuance, together with the proceeds of the purchase by us of $812,000 of the trust’s common securities to purchase $27,062,000 aggregate principal amount of our Junior Subordinated Notes. The

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Junior Subordinated Notes mature on March 30, 2035. The Company is using the proceeds from the Junior Subordinated Notes to retire current debt and for general corporate purposes. The Company is currently assessing the accounting treatment of this transaction in connection with FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

The Company was in violation of several covenants related to certain mortgages aggregating approximately $12.7 million as of December 31, 2004. In March 2005, the Company received waivers from lenders for non-compliance as of December 31, 2004 and for all periods in the year ended December 31, 2004.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for 2004 and 2003:

	2004 Quarters
	First (a)	Second	Third (b)	Fourth (c)
Lodging revenues	$18,798,349	$22,136,246	$22,941,786	$18,713,175
Income from operations	$1,893,385	$4,431,590	$5,256,675	$964,021
Discontinued operations	$(294,627)	$28,058	$(2,737,162)	$(4,773,448)
Net (loss) income	$(6,411,972)	$1,112,565	$(726,631)	$(7,753,222)
Net loss attributable to common stockholders	$(8,079,162)	$(554,604)	$(17,718,913)	$(7,753,212)
Loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.04)	$(0.40)	$(0.14)

	2003 Quarters
	First	Second	Third	Fourth
Lease revenues	$8,396,039	$9,951,260	$9,709,014	$8,382,599
Income from operations	$1,920,581	$3,762,701	$3,746,599	$2,457,128
Discontinued operations	$431,352	$427,942	$412,744	$(141,968)
Net (loss) income	$(615,230)	$1,404,083	$629,259	$(2,283,386)
Net loss attributable to common stockholders	$(2,282,420)	$(263,107)	$(1,037,931)	$(3,950,576)
Loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.02)	$(0.09)	$(0.35)

Reported amounts differ from amounts previously reported in Forms 10-Q due to reclassifications related to discontinued operations (see note 8).

(a)	The Company recorded an expense of approximately $9.0 million in termination costs in connection with the acquisition of Kitchin Hospitality (see note 3).
(b)	The Company recorded a charge of approximately $16.0 million to net income attributable to common stockholders in connection with redemption of the preferred stocks (see note 7).
(c)	The Company recorded an income tax valuation allowance of approximately $5.0 million based on its updated assessment of realizability on deferred tax assets given the Company’s performance in fourth quarter (see note 10).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Jameson Inns, Inc.

December 31, 2004

Column A	Column B	Column C				Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
Year Ended December 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$175,949		$110,985	(B)	$177,058	(A)	$109,876
Valuation allowance for deferred tax assets	$—	$6,092,286	(C)	$—		$—		$6,092,286

(A)	Charge-offs/adjustments for uncollectible amounts, net
(B)	Amount represents allowance for doubtful accounts of Kitchin Hospitality at date of acquisition
(C)	Valuation allowance was recorded based the Company’s review of its estimate of realization of deferred tax assets in accordance with SFAS No. 109

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such. If no such reference appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 9, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit Number	Description

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.25 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.26 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.27 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.28 —	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999,

Exhibit Number	Description
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

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.30 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.31 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.32 —	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.33 —	Schedule of documents substantially similar to Exhibit 10.32 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.34 —	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.35 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.36 —	Schedule of documents substantially similar to Exhibit 10. 35 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit Number	Description
10.37 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.38 —	Schedule of documents substantially similar to Exhibit 10.31 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.39 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.40 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan

10.41 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.42 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.43 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.44 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.45 —	Employment Agreement with William D. Walker dated February 19, 2004 incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.46 —	Schedule of documents substantially similar to Exhibit 10.45 incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.47 —	Loan Agreement dated as of December 31, 2004, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc.

10.48 —	Schedule of documents substantially similar to Exhibit 10.47

10.49 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.50 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

10.51 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.52 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

Exhibit Number	Description
10.53 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

10.54 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

10.55 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005

10.56 —	Lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004

21.1 —	Subsidiaries of the Registrant

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002