Form 10-Q
period 2005-03-31
JAMESON INNS INC
filed 2005-05-13
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2005

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $0.10 par value – 57,116,390 shares outstanding as of May 9, 2005.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$8,652,930	$1,626,322
Restricted cash	7,401,876	1,745,171
Trade accounts receivable, net of allowance of $71,344 and $124,504 at March 31, 2005 and December 31, 2004, respectively.	1,930,268	1,442,912
Other receivables	180,214	206,706
Prepaid expenses	835,619	554,105
Inventory	1,345,261	1,345,261

Total current assets	20,346,168	6,920,477

Operating property and equipment	352,474,495	350,763,365
Property and equipment held for sale	16,789,350	16,754,836
Less accumulated depreciation	(94,312,817)	(91,160,887)

	274,951,028	276,357,314

Deferred finance costs, net	2,521,967	1,881,995
Other assets	974,152	976,554
Investment in Jameson Inns Financing Trust I	812,000	—

Total assets	$299,605,315	$286,136,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$44,366,084	$49,991,739
Line of credit borrowings	2,000	110,216
Accounts payable and accrued expenses	3,982,822	4,582,803
Accrued interest payable	966,781	830,368
Accrued property and other taxes	2,421,955	2,165,734
Accrued payroll	1,015,919	1,150,571

Total current liabilities	52,755,561	58,831,431

Mortgage notes payable, less current portion	141,830,126	147,737,940
Notes due Jameson Inns Financing Trust I	27,062,000	—

Total liabilities	221,647,687	206,569,371

Stockholders’ Equity

Common stock, $0.10 par value, 100,000,000 shares authorized, 57,116,390 shares and 57,052,630 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	5,711,639	5,705,263
Contributed capital	110,484,993	110,375,931
Unamortized deferred compensation	(1,719,400)	(1,819,158)
Accumulated deficit	(36,519,604)	(34,695,067)

Total stockholders’ equity	77,957,628	79,566,969

Total liabilities and equity	$299,605,315	$286,136,340

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, (unaudited)
	2005	2004
Lodging revenues	$18,521,931	$18,798,349
Other revenues	120,066	94,562

Total revenues	18,641,997	18,892,911

Direct lodging expenses	10,499,599	10,562,110
Property and other taxes and insurance	1,412,112	1,293,439
Depreciation	3,108,770	3,478,380
Corporate general and administrative	2,341,769	1,665,597

Total expenses	17,362,250	16,999,526

Income from operations	1,279,747	1,893,385

Interest expense	2,791,572	2,664,425
Early extinguishment of mortgage notes	—	9,419
Lease termination costs	—	8,954,361
Gain on sale of property and equipment	—	(57,532)

Loss before income taxes and discontinued operations	(1,511,825)	(9,677,288)

Deferred tax benefit due to change in taxable status	—	(1,397,672)
Income tax benefit	—	(2,162,271)

Net loss from continuing operations	(1,511,825)	(6,117,345)

Loss from discontinued operations	(312,712)	(592,492)
Gain on sale of discontinued operations	—	252,547
Income tax benefit	—	(45,318)

Net loss from discontinued operations	(312,712)	(294,627)

Net loss	(1,824,537)	(6,411,972)

Preferred stock dividends	—	1,667,190

Net loss attributable to common stockholders	$(1,824,537)	$(8,079,162)

Per common share (basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.03)	$(0.58)
Loss from discontinued operations	—	(0.02)

Net loss attributable to common stockholders	$(0.03)	$(0.60)

Weighted average shares - basic and diluted	56,544,656	13,496,313

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, (unaudited)
	2005	2004
Operating activities
Loss from continuing operations	$(1,511,825)	$(6,117,345)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	3,108,770	3,478,380
Amortization of deferred finance costs	163,364	203,213
Stock-based compensation expense	214,706	91,472
Early extinguishments of mortgage notes	—	9,419
Lease termination costs- non cash	—	9,215,220
Gain on sale of property and equipment	—	(57,532)
Deferred income tax benefit	—	(3,648,091)
Changes in assets and liabilities increasing (decreasing) cash:
Trade accounts receivable, net	(487,356)	(369,228)
Other receivables	26,492	(17,169)
Prepaid expenses and other assets	(279,112)	(724,688)
Inventory	—	36,834
Accounts payable and accrued expenses	(599,981)	(523,389)
Accrued interest payable	180,113	(48,489)
Accrued property and other taxes	256,221	134,848
Accrued payroll	(134,652)	427,644

Net cash provided by operating activities	936,740	2,091,099

Investing activities
Reductions from restricted cash FF&E reserves	369,042	479,704
Proceeds from sale of land, property and equipment	—	4,621,471
Additions to property and equipment	(1,667,970)	(596,866)

Net cash (used in) provided by investing activities	(1,298,928)	4,504,309

Financing activities
Preferred stock dividends paid	—	(1,667,183)
Proceeds from issuance of common stock	490	3,530
Proceeds from trust preferred securities offering, net of deferred finance costs	25,465,500	—
Deposits to pay off mortgage notes	(6,025,747)	—
(Payments of) proceeds from lines of credit, net	(108,216)	1,500,000
Payments of deferred finance costs	(73,036)	(27,159)
Payoffs of mortgage notes payable	(9,161,045)	(4,499,592)
Payments on mortgage notes payable	(2,416,124)	(2,555,595)

Net cash provided by (used in) financing activities	7,681,822	(7,245,999)

Net cash provided by (used in) continuing operations	7,319,634	(650,591)
Net cash used in discontinued operations	(293,026)	(209,383)

Net change in cash	7,026,608	(859,974)
Cash at beginning of period	1,626,322	3,549,083

Cash at end of period	$8,652,930	$2,689,109

See accompanying notes

Part I

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

At March 31, 2005, the Company owned and operated 90 Jameson Inns, 23 Signature Inns, and franchised the use of Jameson brand to the owners of 12 other Jameson Inns.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust (“REIT”), becoming a taxable C-corporation effective as of the beginning of 2004.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other interim period. The hotel industry is seasonal in nature. The lodging revenues recognized are generally greater in the second and third quarters than in the first and fourth quarters.

2. Acquisition of Kitchin Hospitality, LLC

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

Under the applicable tax rules, a hotel REIT is not permitted to operate its hotel properties. After closing the acquisition, the Company began operating its owned hotels and relinquished its election to be treated as a REIT for tax purposes. The acquisition accomplished the Company’s goals to (a) become a fully integrated hotel company with the ability to operate its hotels without any REIT restrictions; (b) eliminate the perceived conflicts of interest in its prior relationship with the owners of Kitchin Hospitality; (c) retain future earnings and cash flow to pay down debt and for future development activities; and (d) pursue other business activities not permissible for the Company as a REIT.

The Company paid consideration of 2,153,366 shares of Company stock and $1.3 million in cash to the former owners of Kitchin Hospitality, Thomas W. Kitchin and other members of his immediate family. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the estimated fair value of the assets acquired and the liabilities assumed. Under this method, the acquired assets and assumed liabilities were recorded on the Company’s balance sheet at their fair market value as of January 2, 2004. The value of goodwill and trademarks on Kitchin Hospitality’s books was eliminated, and the trademarks were revalued at $75,000 in aggregate, which represents the contract price that the Company would have been able to purchase the trademarks from Kitchin Hospitality at the expiration of the master lease agreements.

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

3. Trust Preferred Offering

On March 15, 2005, the Company completed a private offering of approximately $26.3 million trust preferred securities through Jameson Inns Financing Trust I, a Delaware statutory business trust sponsored by the Company.

Jameson Inns Financing Trust I used the proceeds of the private offering, together with the Company’s investment of $812,000 in the Jameson Inns Financing Trust I common securities, to purchase approximately $27.1 million aggregate principal amount of the Company’s Junior Subordinated Notes with payment terms that mirror the distribution terms of the trust securities. The Junior Subordinated Notes have a fixed rate of 8.46% per annum through March 2010, and thereunder at a variable rate through March 2035, the Notes’ maturity date.

The proceeds from the private offering, net of costs were approximately $25.5 million. The Company used the proceeds from the Junior Subordinated Notes to retire existing debt and for general corporate purposes. The accounting treatment for these events following guidance discussed in Note 4.

4. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The trust is a variable interest entity pursuant to the Interpretation because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because the Company’s investment in the trust’s common stock was financed directly by the trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to the Interpretation. Because the preferred stock holders do not have voting or similar rights, they lack the direct or indirect ability to make decisions about the trust’s activities and, accordingly, the trust is a variable interest entity. Since the Company’s common stock investment in the trust is not a variable interest, the Company is not the primary beneficiary of the trust. Therefore, the Company will not consolidate the financial statements of the Jameson Inns Financing Trust I into its condensed consolidated financial statements. Based upon the aforementioned accounting guidance, the condensed consolidated financial statements present the notes issued to the trust as a liability and the investment in the trust’s common securities as an asset. For financial reporting purposes, the Company records interest expense on the corresponding notes to Jameson Inns Financing Trust I on its condensed consolidated statements of operations.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R will require the Company to apply fair value recognition provisions to all unvested equity awards effective January 1, 2006. The Company has begun an evaluation of the effects of SFAS 123R and expects to complete the analysis prior to the end of 2005.

In March 2005, the FASB published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on its financial statements.

5. Mortgage Notes Payable

As of March 31, 2005, outstanding debt consists of the following:

Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2005 to 2017. Interest rates are adjusted annually and range from 4.13% to 9.53% and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on eighty-eight Inns.	$153,373,458

Term of twenty years and interest rate of 3.75% above a weekly average yield on Treasury securities, adjusted annually (6.35% at March 31, 2005). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on ten Inns.	14,521,202

Term of fifteen years and fixed interest rate at 6.85% principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on seven Inns.	12,326,550

Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. Interest rates are adjusted weekly. Secured by mortgages on two Inns and letters of credit expiring December 31, 2005.	5,975,000

Total mortgage notes payable	186,196,210

Current maturities of mortgage notes payable (1)	44,366,084

Mortgage notes payable, less current portion	$141,830,126

Line of credit borrowings:
$3.5 million available line of credit secured by billboards, with interest at prime plus 1.0% with a floor of 6.0% and cap of 7.5%. Payments of interest are due monthly with the principal balance payable upon maturity in March 2006.	$1,000

Line of credit not to exceed $1.5 million based on a percentage of and secured by accounts receivable ($1.4 million available at March 31, 2005), with interest at prime plus 0.75%. Payments of interest are due monthly with the principal balance payable upon maturity in August 2005.	1,000

Line of credit borrowings	$2,000

(1)	Current maturities at March 31, 2005 include: maturing mortgage loans totaling approximately $31.1 million secured by eighteen Inns; mortgage loans totaling approximately $6.0 million secured by letters of credit which were paid off in May 2005; and scheduled principal payments of approximately $7.3 million for long term mortgage loans. Based on preliminary discussions with these lenders and historical experience, the Company believes it can successfully obtain replacement financing of its maturing debt at satisfactory renewal terms. If the Company is unsuccessful in refinancing these obligations, it anticipates employing other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sales of Inns to meet the required obligations.

The Company’s plan to sell eight Signature Inns is expected to result in the payoff of the related mortgage debt. The total amount of mortgage debt at March 31, 2005 related to the Company’s eight Signature Inns held for sale is approximately $15.6 million.

At March 31, 2005, the interest rates of the total outstanding mortgage notes payable are as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate as of March 31, 2005
April 2005	$33.5	4.4%
May 2005	2.9	4.5%
July 2005	39.5	5.1%
September 2005	4.2	7.5%
October 2005	17.0	5.8%
January 2006	24.4	5.8%
February 2006	17.6	6.4%
March 2006	4.5	4.3%
Adjusts Daily	16.6	4.6%

Variable rate - current	160.2	5.3%
Debt not subject to adjustment in next twelve months	26.0	7.5%

Total mortgage notes	$186.2	5.6%

As of March 31, 2005, the mortgage notes payable were collateralized by 107 of the 113 owned Inns.

The weighted average interest rate on debt was 5.6% and 5.2% during first quarter 2005 and 2004, respectively.

In May 2005, we received waivers from a lender for technical violations of several covenants at March 31, 2005 related to one loan secured by three Inns aggregating approximately $8.3 million and which is a part of the current maturity.

In March 2005, the Company deposited approximately $6.0 million in an escrow account to redeem two outstanding bonds secured by mortgages on two Inns, and letters of credit expiring December 31, 2005. The bond terms required a thirty day notice to bond holders and a deposit equivalent to the outstanding obligation. The bonds were redeemed and letters of credit were cancelled in May 2005.

6. Income Taxes

Effective January 1, 2004, the Company relinquished its status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, the Company did not record income taxes or related deferred taxes for financial reporting purposes. During 2004 and the first quarter of 2005, the Company did not recognize any income tax benefit for 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. Accordingly, the Company has a full valuation allowance against its net deferred tax assets at March 31, 2005 and December 31, 2004. The Company does not expect to pay federal income taxes for the year ending December 31, 2005.

7. Stock-based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in corporate general and administrative expense.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table presents a summary of the pro forma effects on reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the incentive options granted as prescribed by SFAS No. 123 (in thousands except per share data). Since accounting for restricted stock does not differ under SFAS No. 123, the difference between expense recognized and expense on a pro forma basis is due to stock options. The compensation expense related to restricted stock is excluded from the below table. The Company uses the straight-line method, net of forfeitures, to recognize expense for plans with pro rata vesting.

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders	$(1,825)	$(8,079)
Less: Total stock-based employee compensation expense determined under fair value based method for stock options	(55)	(50)

Pro forma net loss attributable to common stockholders	$(1,880)	$(8,129)

Pro forma loss per share- basic and diluted	$(0.03)	$(0.60)

8. Discontinued Operations

Discontinued operations exclude properties sold with franchise or other agreements. Results of these discontinued operations are included in a separate component on the condensed consolidated statements of operations. This results in reclassifications of certain 2004 financial statement amounts.

The components of discontinued operations for the three months ended March 31, 2005 and 2004 are:

•	One Signature Inn sold during first quarter 2004

•	One Jameson Inn sold during third quarter 2004

•	Eight Signature Inns held for sale at March 31, 2005

In total, these 10 Inns represent 1,102 rooms.

The following table includes the results of operations of these discontinued properties through the date of each respective sale.

	Three Months Ended March 31,
	2005	2004
Lodging revenues	$1,468,895	$1,675,550

Direct lodging expenses	1,247,247	1,377,687
Property and other taxes and insurance	228,281	260,398
Depreciation	—	284,926
Corporate general and administrative	12,054	16,072

Total expenses	1,487,582	1,939,083

	(18,687)	(263,533)
Interest expense	294,025	328,959

	(312,712)	(592,492)
Gain on sale of discontinued operations	—	252,547
Income tax benefit	—	(45,318)

Loss from discontinued operations	$(312,712)	$(294,627)

The Company recorded gains on disposal of discontinued operations of $252,547 related to the asset sold in the first three months of 2004.

9. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2005	2004
Numerator
Net loss from continuing operations	$(1,511,825)	$(6,117,345)
Preferred stock dividends	—	(1,667,190)

Loss from continuing operations attributable to common stockholders	(1,511,825)	(7,784,535)
Loss from discontinued operations	(312,712)	(294,627)

Net loss attributable to common stockholders	$(1,824,537)	$(8,079,162)

Denominator
Weighted average shares outstanding	57,067,566	14,078,363
Less: Unvested restricted shares	(522,910)	(582,050)

Denominator for loss per share-basic and diluted	56,544,656	13,496,313

Loss Per Common Share
Net loss from continuing operations attributable to common stockholders-basic and diluted	$(0.03)	$(0.58)
Net loss income from discontinued operations-basic and diluted	—	$(0.02)

Net loss attributable to common stockholders-basic and diluted	$(0.03)	$(0.60)

Options to purchase shares of common stock were not included in the computations of diluted loss per share because the effect would be antidilutive given the Company’s loss in each period presented.

Proforma Effects of Significant Equity Transactions

On July 26, 2004, the Company completed a public offering of 43,000,000 shares of its common stock at a price of $1.92 per share, raising gross proceeds of offering of approximately $82.6 million and net proceeds of approximately $77.0 million. On August 25, 2004 the Company redeemed all shares of both issues of preferred stock at their stated par value plus accrued dividends through the date of redemption. The Company recorded a charge to net income attributable to common shareholders of approximately $16.0 million in third quarter 2004 relating to the excess of liquidation value paid to the preferred shareholders over the net proceeds per share recorded.

The following unaudited pro forma data gives effect to the Company’s issuance of common stock and redemption of preferred stock as if they had occurred on January 1, 2004. There would be no effect to net revenues from the common stock offering transaction. These unaudited pro forma results of operations do not purport to represent what the Company’s actual results of operations would have been if the offering and redemption had occurred on January 1, 2004 and should not serve as a forecast of the Company’s operating results for future periods.

Three Months Ended March 31, 2004
Net loss from continuing operations attributable to common stockholders	$(6,117,345)
Loss from discontinued operations	(294,627)

Net loss attributable to common stockholders	$(6,411,972)

Weighted average shares outstanding for basic and diluted loss per share	56,496,313
Net loss attributable to common stockholders-basis and diluted	$(0.11)

10. Commitments and Contingencies

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Jameson Inns, Inc., Kitchin Hospitality, LLC and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Inn in Pearl, Mississippi. Pursuant to a motion the Company filed, this case was moved to the Circuit Court of Rankin County by virtue of an order of the Supreme Court of Mississippi entered on November 10, 2005. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From 1994 through December 31, 2003, we operated as a real estate investment trust (REIT) for federal income tax purposes. On January 2, 2004, we acquired Kitchin Hospitality and relinquished our status as a REIT. With the closing of the acquisition, Kitchin Hospitality became our wholly owned subsidiary and we now both own and operate our Inns. Beginning in 2004, room rental revenues were received directly by us, and we bear all of the hotel operating and administrative costs and expenses. As of March 31, 2005, we owned 90 Jameson Inns and 23 Signature Inns, all of which were classified as being within the economy and mid-scale segments of the lodging industry. We did not purchase, build or expand any hotels in 2004 and during the first three months ended March 31, 2005. In addition to our ownership of our hotels, we also own billboards and other related assets.

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

Key Performance Indicator

The primary financial indicator of our performance is our revenue per available room (“RevPAR”) and the factors contributing to it, our occupancy rate and our average daily room rate (“ADR”). Control of our operational and administrative expenses is an important aspect of our business since we are now operating our Inns, although many of the operational expenses vary in proportion to the number of rooms that we operate. Thus, we believe that the results of our efforts to grow RevPAR are the single-most important factor in determining our future financial performance.

Based on information from several observers of our industry and our recent experience, we expect demand for lodging services to increase during 2005. As a result, we expect RevPAR growth to continue in 2005 due primarily to an expected increase in business and leisure travel.

Management’s Priorities

Our highest priority for 2005 is RevPAR growth. In addition, for 2005 our other principal priority is the re-branding of our Signature Inn hotels. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or additional franchising of the brand. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, entry into additional long-term debt financings, and engaging in related lines of new business. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives.

Results of Operations for the Three Months Ended March 31, 2005 versus 2004

Key Operating Statistics

The operating data tables below show certain historical financial and other information relating to our owned Inns included in continuing operations. We include in discontinued operations assets held for sale and assets sold with respect to which we do not enter into, or anticipate into, a franchise or other agreement.

	Three Months Ended March 31,
	2005	2004
Combined Jameson and Signature Brands:

Occupancy rate	47.2%	47.9%
Average Daily Rate	$63.08	$59.06
RevPAR	$29.80	$28.30
Lodging revenues (000’s)	$18,522	$18,798
Room nights available	613,800	631,477

Jameson Inns:

Occupancy rate	53.0%	52.5%
Average Daily Rate	$62.80	$58.00
RevPAR	$33.26	$30.47
Lodging revenues (000’s)	$15,483	$15,259
Room nights available	461,700	477,778

Signature Inns:

Occupancy rate	29.9%	33.6%
Average Daily Rate	$64.57	$64.23
RevPAR	$19.29	$21.57
Lodging revenues (000’s)	$3,039	$3,539
Room nights available	152,100	153,699

Revenues

We recorded lodging revenues of approximately $18.5 million for the three months ended March 31, 2005 versus approximately $18.8 million during the same period in 2004, a decrease of 1.6%. The decrease in lodging revenue results from fewer rooms available and a reduction in telephone and other revenues offset by the increase in the combined ADR. There were fewer rooms available in the period due to the sale of two Inns to franchisees and there being an extra day in the first quarter of 2004. The RevPAR increased as a result of 6.8% increase in ADR, to partially offset by 1.5 point decrease in occupancy. RevPAR increased 9.2% for our Jameson Inns and decreased 10.6% for our Signature Inns. Additionally, three Signature Inns which were being converted during the first quarter of 2005 had a RevPAR decrease of 30.2%. Excluding the converting hotels, our combined RevPAR increased 7.4%.

Direct Lodging Expenses

Our direct lodging expense decreased less than 1% or approximately $63,000 in 2005 as a result of fewer rooms available.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses increased 9.2% or approximately $119,000 in 2005 as a result of tax refund of approximately $95,000 in the first quarter of 2004.

Depreciation

Our depreciation expense decreased 10.6% or approximately $370,000 in 2005 as a result of fewer rooms available and many of our shorter life assets still in use being fully depreciated.

Corporate General and Administrative

Our corporate general and administrative expense increased 40.6% or approximately $676,000 in 2005. The increase results mainly from higher pay roll costs approximately $143,000, start up costs associated with the Jameson Stocks Award Program of approximately $115,000, one time employee severance and termination benefits of approximately $280,000 and professional fees of approximately $133,000.

Income from Operations

As a result of the above quarter over quarter changes in revenues and operating expenses our income from operations was approximately $1.3 million, down approximately $614,000 from 2004.

Interest Expense

Our interest expense increased 4.8% or approximately $127,000 in 2005. The increase results in the increase of the weighted average interest rate on our debt to 5.6% during first quarter 2005 compared to 5.2% during first quarter 2004 and interest expense incurred from the trust preferred securities offering partially offset by reduced mortgage debt balances outstanding.

Lease Termination

In the first quarter 2004 we recorded a lease termination expense of approximately $9.0 million as a result of the acquisition of Kitchin Hospitality, LLC, the former lessee of all our properties.

Gain on Sale

In the first quarter 2004, we had a net gain of approximately $58,000 on the sale of two Inns, two billboards and miscellaneous equipment. We closed no sales of Inns during the first quarter of 2005.

Income Taxes

We do not expect to pay federal income taxes for the year ending December 31, 2005 given our anticipated use of net operating loss carry forwards to offset taxable income. For financial reporting purposes, the Company has decided not to recognize tax benefit related to the net loss incurred during the first quarter of 2005.

Net Loss from Continuing Operations

As a result of the above quarter over quarter changes in revenues and expenses, we had a net loss from continuing operations excluding preferred stock dividends of approximately $1.5 million in 2005 compared to approximately $6.1 million in 2004.

EBITDA- Supplemental Non-GAAP information

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

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	(dollars in thousands)			(dollars in thousands)
	As Reported	Continuing Operations	Discontinued Operations	As Reported	Continuing Operations	Discontinued Operations
Net loss attributable to common stockholders	$(1,825)	$(1,512)	$(313)	$(8,079)	$(7,784)	$(295)
Depreciation	3,109	3,109	—	3,763	3,478	285
Lease termination costs	—	—	—	8,954	8,954	—
Interest expense	3,086	2,792	294	2,994	2,664	330
Income tax benefit	—	—	—	(3,605)	(3,560)	(45)
Preferred dividends	—	—	—	1,667	1,667	—

EBITDA	$4,370	$4,389	$(19)	$5,694	$5,419	$275

The items listed below have not been included as adjustments in the above calculation of EBITDA

Gain on sale of property and equipment	$—	$—	$—	$(310)	$(57)	$(253)
Early extinguishments of mortgage notes	—	—	—	9	9	—
Stock based compensation expense	215	215	—	91	91	—

	$215	$215	$—	$(210)	$43	$(253)

We use EBITDA to measure the financial performance of our operations because it excludes interest, preferred dividends, income taxes, and depreciation, which bear little or no relationship to hotel operating performance. EBITDA from continuing operations also excludes those items which relate to net loss from discontinued operations. By excluding interest expense and preferred dividends, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial performance of our operations excluding income taxes. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA and EBITDA from continuing operations provides information that is relevant and useful in evaluating our business.

However, because EBITDA excludes depreciation, it does not measure the capital required to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense and preferred dividends, it does not take into account the total amount of interest paid on outstanding debt and preferred dividends nor does it show trends in interest costs due to changes in borrowings or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net loss (and in the case of EBITDA from continuing operations, to net loss from continuing operations), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net loss determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

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

Our short-term liquidity needs include funds for interest and principal payments on our outstanding indebtedness, funds for maturing loans and funds for capital expenditures. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash on hand, refinancing maturing mortgages and, if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of hotel property development, including rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other nonrecurring capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our lines of credit and potentially through the issuance of additional equity securities or through joint ventures. In March 2005, we raised net proceeds of approximately $25.5 million from the Junior Subordinated Notes issued in connection with the trust preferred offering. The proceeds were used to retire other indebtedness and other liquidity needs.

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

Our ability to fund operations, make planned capital expenditures, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance and our success in extending or refinancing current debt maturities. Our future operating performance is dependent on a number of factors, many of which are beyond our direct control, including occupancy and the room rates we can charge.

Operating

Our net cash provided by operations during the first three months ended March 31, 2005 totaled approximately $937,000.

Our other principal sources of liquidity are:

•	existing cash on hand of $8.7 million at March 31, 2005;

•	the remaining availability under the lines of credit ($4.9 million at March 31, 2005);

•	proceeds from the refinancing of Inns with increased borrowing capacity; and

•	net proceeds from potential sales of Inns.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements. Now that we no longer have the requirement to pay annually $6.7 million in preferred dividends, we have more free cash flow to invest in our business.

Investing

Our net cash used in investing activities during the first three months ended March 31, 2005 totaled $1.3 million. We invested a total of $1.7 million in existing properties during this quarter, with approximately $0.4 million being funded from restricted cash reserves. Additions to property and equipment represent capital expenditures for refurbishing and renovating existing Inns and converting three Signature Inns to the Jameson brand.

We plan to spend approximately $14.0 million during 2005 on refurbishment and renovation projects of existing Inns. These capital expenditures are funded from operating cash flow, net proceeds from the disposition of hotels and possibly additional borrowings. The capital budget includes costs to convert several more of our Signature Inns to our more recognizable Jameson Inn brand. During the first quarter of 2005, we have substantially completed the renovation and conversion of three Signature Inns to Jameson Inns. The cost for all three conversions is expected to total approximately $4.0 million, which included the cost of significantly changing the exterior appearance of one of these Inns. Our plan subject to the success of the converted Inns is to renovate and convert 12 other Signature Inns over the next two to three years. The eight that we do not intend to convert are listed for sale and classified as discontinued operations. The remaining cost of the interior renovation and conversion program for the remaining 12 properties is expected to be approximately $16.0 million, and will be completed over the next several years.

Financing

Our net cash provided by financing activities during the first three months of 2005 totaled approximately $7.7 million. This amount included net proceeds of approximately $25.5 million from the Junior Subordinated Notes issued in connection with the trust preferred securities offering, deposits for the repayment of mortgage notes payable of approximately $6.0 million, repayments of mortgage notes and securities related deferred finance costs and lines of credit of approximately $11.8 million.

At March 31, 2005, our outstanding indebtedness was approximately $213.3 million, $186.2 million of which was mortgage notes and payable and collateralized by 107 of our 113 owned Inns. The outstanding balance of our debt approximated its fair value. In addition, as of March 31, 2005, we had remaining availability of $3.5 million on a line of credit secured by all of our owned billboards. We also had remaining availability of $1.4 million on a line of credit secured by hotel current accounts receivable. Both lines of credit mature annually.

Current maturities at March 31, 2005 include: maturing mortgage loans totaling approximately $31.1 million secured by eighteen Inns; mortgage loans totaling approximately $6.0 million secured by letters of credit which was paid off in May 2005; and scheduled principal payments of approximately $7.3 million for the next twelve months. In May 2005, we received waivers from a lender for technical violations of several covenants at March 31, 2005 related to one loan secured by three Inns with the aggregate outstanding balance of approximately $8.3 million and which is a part of the current maturity. Based on discussions with our lenders, we believe we can successfully extend maturities or obtain replacement financing as our mortgage indebtedness and lines of credit mature at satisfactory renewal terms. If we are unsuccessful in refinancing these obligations, we anticipate employing other available resources which include cash, proceeds from refinancing owned Inns with increased borrowing capacity or selling owned Inns to meet the required obligations.

At March 31, 2005, interest rates of our outstanding indebtedness are as follows:

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

Jameson Stock Awards

On April 13, 2005, we filed an amendment to the registration statement on the Form S-3 to register 3.0 million shares of common stock in connection with the Jameson Stock Awards Program. The registration statement has not yet been declared effective by the Securities and Exchange Commission. Upon implementation of the program, ten percent of the room charges paid by participants in our Jameson Stock Awards program will be used to purchase shares of our common stock. In our financial statements, the amounts applied to the purchase of these shares will not be reflected as revenues in our statements of operations, but will be recorded as additions to our stockholders’ equity. Under the program, existing shareholders will also be able to purchase stock directly from us.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Accounting for Income Taxes

Effective January 1, 2004, we relinquished status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, we did not record income taxes or related deferred taxes for financial reporting purposes. A deferred tax benefit of approximately $1.4 million, net of a valuation allowance of $0.1 million, was recorded to establish the Company’s initial deferred tax asset resulting from the difference in basis of our assets and liabilities for financial reporting and income tax purposes as a result of the change in taxable status. An additional valuation allowance of approximately $6.0 million was recorded in 2004 based on our review of our estimate of realization of deferred tax assets. We did not recognized any income tax benefit for 2004 or first quarter 2005 related to the taxable loss since we are uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. Accordingly, the Company had a full valuation allowance against its net deferred tax assets at December 31, 2004. We have based this decision on our cumulative history of losses in accordance with SFAS No. 109.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in “Quantitative and Qualitative Disclosures about Market Risk” on page 32 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by us in reports that it file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, a party to certain legal proceedings arising in the ordinary course of our business.

ITEM 5. OTHER INFORMATION

On May 12, 2005, the Registrant issued a press release announcing its financial results for the first quarter of 2005. This information is being furnished for purposes of Regulation FD and is not deemed filed. A copy of this press release is furnished as Exhibit 99.1 to this report.

ITEM 6. EXHIBITS

10.1	Non-Competition Agreement between the Company and Thomas W. Kitchin dated April 26, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for the first quarter 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: May 12, 2005	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Martin D. Brew
Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Non-Competition Agreement between the Company and Thomas W. Kitchin dated April 26, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for first quarter 2005