Form 10-Q
period 2005-06-30
JAMESON INNS INC
filed 2005-08-11
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2005

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $0.10 par value – 57,412,310 shares outstanding as of August 1, 2005.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$10,384,040	$1,626,322
Restricted cash	668,737	1,745,171
Trade accounts receivable, net of allowance of $99,139 and $124,504 at June 30, 2005 and December 31, 2004, respectively	2,229,264	1,442,912
Other receivables	200,051	206,706
Prepaid expenses	1,099,488	554,105
Inventory	1,276,311	1,345,261

Total current assets	15,857,891	6,920,477

Operating property and equipment	348,553,330	350,763,365
Property and equipment held for sale	11,270,674	16,754,836
Less accumulated depreciation	(90,547,551)	(91,160,887)

	269,276,453	276,357,314

Deferred finance costs, net	2,238,664	1,881,995
Other assets	664,756	976,554
Investment in Jameson Inns Financing Trust I	812,000	—

Total assets	$288,849,764	$286,136,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$54,154,292	$49,991,739
Line of credit borrowings	2,000	110,216
Accounts payable and accrued expenses	4,359,962	4,582,803
Accrued interest payable	889,596	830,368
Accrued property and other taxes	2,676,493	2,165,734
Accrued payroll	1,166,428	1,150,571

Total current liabilities	63,248,771	58,831,431

Mortgage notes payable, less current portion	118,258,865	147,737,940
Notes due Jameson Inns Financing Trust I	27,062,000	—

Total liabilities	208,569,636	206,569,371

Stockholders’ Equity
Common stock, $0.10 par value, 100,000,000 shares authorized, 57,412,310 shares and 57,052,630 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5,741,231	5,705,263
Contributed capital	110,502,276	110,375,931
Unamortized deferred compensation	(1,898,071)	(1,819,158)
Accumulated deficit	(34,065,308)	(34,695,067)

Total stockholders’ equity	80,280,128	79,566,969

Total liabilities and equity	$288,849,764	$286,136,340

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2005	2004	2005	2004
Lodging revenues	$23,431,926	$22,136,246	$41,953,857	$40,934,595
Other revenues	172,373	108,142	292,439	202,704

Total revenues	23,604,299	22,244,388	42,246,296	41,137,299

Direct lodging expenses	11,677,879	11,336,513	22,177,478	21,898,623
Property and other taxes and insurance	1,445,547	1,316,306	2,857,659	2,609,745
Depreciation	3,204,771	3,385,683	6,313,541	6,864,063
Corporate general and administrative	2,018,640	1,774,296	4,360,409	3,439,893

Total expenses	18,346,837	17,812,798	35,709,087	34,812,324

Income from operations	5,257,462	4,431,590	6,537,209	6,324,975
Interest expense	3,157,955	2,595,915	5,949,527	5,260,340
Early extinguishment of mortgage notes	219,644	—	219,644	9,419
Lease termination costs	—	—	—	8,954,361
Gain on sale of property and equipment	(4,374)	(11,708)	(4,374)	(69,240)

Income (loss) before income taxes and discontinued operations	1,884,237	1,847,383	372,412	(7,829,905)

Deferred tax benefit due to change in taxable status	—	—	—	(1,397,672)
Income tax expense (benefit)	—	874,438	—	(1,287,833)

Net income (loss) from continuing operations	1,884,237	972,945	372,412	(5,144,400)

Income (loss) from discontinued operations	280,654	12,966	(32,058)	(579,526)
Gain on sale of discontinued operations	289,405	—	289,405	252,547
Income tax benefit	—	(126,654)	—	(171,972)

Net income (loss) from discontinued operations	570,059	139,620	257,347	(155,007)

Net income (loss)	2,454,296	1,112,565	629,759	(5,299,407)
Preferred stock dividends	—	1,667,169	—	3,334,359

Net income (loss) attributable to common stockholders	$2,454,296	$(554,604)	$629,759	$(8,633,766)

Per common share (basic and diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.05)	$0.01	$(0.63)
Income (loss) from discontinued operations	0.01	0.01	—	(0.01)

Net income (loss) attributable to common stockholders	$0.04	$(0.04)	$0.01	$(0.64)

Weighted average shares - basic and diluted	56,571,716	13,493,337	56,566,394	13,500,997

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, (unaudited)
	2005	2004
Operating activities
Net income (loss) from continuing operations	$372,412	$(5,144,400)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	6,313,541	6,864,063
Amortization of deferred finance costs	276,125	423,689
Stock-based compensation expense	122,363	177,678
Early extinguishment of mortgage notes	219,644	9,419
Lease termination costs-non cash	—	9,215,220
Gain on sale of property and equipment	(4,374)	(69,240)
Deferred income tax benefit	—	(2,872,186)
Changes in assets and liabilities increasing (decreasing) cash:
Trade accounts receivable, net	(786,352)	(576,331)
Other receivables	6,655	10,898
Prepaid expenses and other assets	(343,018)	(987,123)
Inventory	68,950	36,834
Accounts payable and accrued expenses	(262,320)	(518,513)
Accrued interest payable	102,928	(62,599)
Accrued property and other taxes	510,759	565,362
Accrued payroll	15,857	165,738

Net cash provided by operating activities	6,613,170	7,238,509

Investing activities
Reductions from restricted cash for FF&E reserves	1,076,434	240,356
Proceeds from sale of land, property and equipment	5,586,752	4,621,471
Additions to property and equipment	(4,796,034)	(1,516,359)

Net cash provided by investing activities	1,867,152	3,345,468

Financing activities
Preferred stock dividends paid	—	(3,334,229)
Proceeds from issuance of common stock	516	4,542
Proceeds from trust preferred securities offering, net of deferred finance costs	25,465,500	—
Advances for mortgage note refinancing	(200,000)	—
(Payments of) proceeds from lines of credit, net	(108,216)	2,020,000
Payments of deferred finance costs	(131,107)	(196,959)
Payoffs of mortgage notes payable	(19,155,680)	(4,499,592)
Payments on mortgage notes payable	(6,204,542)	(5,101,102)

Net cash used in financing activities	(333,529)	(11,107,340)

Net cash provided by (used in) continuing operations	8,146,793	(523,363)
Net cash provided by discontinued operations	610,925	178,657

Net change in cash	8,757,718	(344,706)
Cash at beginning of period	1,626,322	3,549,083

Cash at end of period	$10,384,040	$3,204,377

See accompanying notes

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the “Company”) develops, owns, operates and franchises limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®” in the southeastern United States. In addition, the Company owns and operates Inns under the trademark “Signature Inn®“ in the midwestern United States. The Company also receives rental revenues from the sale of advertising to third parties on owned billboards.

At June 30, 2005, the Company owned and operated 93 Jameson Inns, 17 Signature Inns, and franchised the use of the Jameson brand to the owners of 12 other Jameson Inns.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust (“REIT”), becoming a taxable C-corporation effective as of the beginning of 2004.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other interim period. The hotel industry is seasonal in nature. Lodging revenues are generally greater in the second and third quarters than in the first and fourth quarters.

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

The purchase consideration of the acquisition of approximately $7.3 million, together with the excess of liabilities assumed over assets acquired of approximately $1.7 million, was expensed in January 2004 as lease termination costs. The acquisition cost of the shares of the Company stock was based on a price of $2.77 per share, the stock price of the securities over a period of two days before and two days after the terms of the acquisition were agreed upon and announced.

3. Trust Preferred Offering

On March 15, 2005, the Company completed a private offering of approximately $26.3 million trust preferred securities through Jameson Inns Financing Trust I, a Delaware statutory business trust sponsored by the Company (the “Trust”).

The Trust used the proceeds of the private offering, together with the Company’s investment of $812,000 in the Trust’s common securities, to purchase approximately $27.1 million aggregate principal amount of the Company’s Junior Subordinated Notes with payment terms that mirror the distribution terms of the trust securities. The notes have a fixed rate of 8.46% per annum through March 2010, and thereafter a variable rate through March 2035, the notes’ maturity date.

The proceeds from the private offering, net of costs, were approximately $25.5 million. The Company used the proceeds from the offering to retire existing debt and for general corporate purposes.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Trust is a variable interest entity pursuant to the Interpretation because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trust’s common stock was financed directly by the Trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to the Interpretation. Because the preferred stock holders do not have voting or similar rights, they lack the direct or indirect ability to make decisions about the Trust’s activities and, accordingly, the Trust is a variable interest entity. Since the Company’s common stock investment in the Trust is not a variable interest, the Company is not the primary beneficiary of the Trust. Therefore, the Company does not consolidate the financial statements of the Trust into its condensed consolidated financial statements. Based upon the aforementioned accounting guidance, the condensed consolidated financial statements present the notes issued to the Trust as a liability and the investment in the Trust’s common securities as an asset. For financial reporting purposes, the Company records interest expense on the corresponding notes to the Trust on its condensed consolidated statements of operations.

4. Line of Credit Borrowings

As of June 30, 2005, lines of credit consist of the following:

Line of credit borrowings:
$3.5 million available line of credit secured by billboards, with interest at prime plus 1.0% with a floor of 6.0% and cap of 7.5%. Payments of interest are due monthly with the principal balance payable upon maturity in March 2006.	$1,000

Line of credit not to exceed $1.5 million based on a percentage of and secured by accounts receivable ($1.4 million available at June 30, 2005), with interest at prime plus 0.75%. Payments of interest are due monthly with the principal balance payable upon maturity in August 2005.	1,000

Line of credit borrowings	$2,000

The Company intends to renew the lines of credit on an annual basis.

5. Mortgage Notes Payable

As of June 30, 2005, outstanding mortgage notes payable consists of the following:

Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2005 to 2017. Interest rates are adjusted annually and range from 4.13% to 9.25% and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on eighty-five Inns.	$145,801,897
Term of twenty years and interest rate of 3.75% above a weekly average yield on Treasury securities, adjusted annually (6.35% at June 30, 2005). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on ten Inns.	14,358,534
Term of fifteen years and fixed interest rate at 6.85% principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on seven Inns.	12,252,726

Total mortgage notes payable	172,413,157
Current maturities of mortgage notes payable	54,154,292

Mortgage notes payable, less current portion	$118,258,865

Current maturities at June 30, 2005 include: maturing mortgage loans totaling approximately $48.5 million secured by thirty Inns; and scheduled principal payments of approximately $5.7 million for long term mortgage loans. Based on preliminary discussions with these lenders and historical experience, the Company believes it can successfully obtain replacement financing of its maturing debt at satisfactory renewal terms. If the Company is unsuccessful in refinancing these obligations, it anticipates employing other available resources which include cash, proceeds from refinancing other Inns with increased borrowing capacity or sales of Inns to meet the required obligations.

The Company’s plan to sell five Signature Inns is expected to result in the payoff of the related mortgage debt. The total amount of mortgage debt at June 30, 2005 related to the Company’s five Signature Inns held for sale is approximately $8.2 million.

At June 30, 2005, the interest rates of the total outstanding mortgage notes payable are as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate as of June 30, 2005
July 2005	$37.1	5.1%
September 2005	4.2	7.5%
October 2005	16.8	5.8%
January 2006	24.1	5.8%
February 2006	17.4	6.5%
March 2006	4.5	6.4%
April 2006	33.4	4.5%
May 2006	2.8	5.5%
Adjusts daily	8.1	6.4%

Subtotal variable rate - current	148.4	5.4%
Debt not subject to adjustment in next twelve months	24.0	5.4%

Total mortgage notes	$172.4	5.7%

As of June 30, 2005, the mortgage notes payable were collateralized by 102 of the 110 owned Inns.

The weighted average interest rate on mortgage debt was 5.7% and 5.2% during the six months ended June 30, 2005 and 2004, respectively.

In August 2005, the Company received a waiver for violation of debt service covenants for the three months ended June 30, 2005 related to one loan due on December 31, 2005 secured by three Inns aggregating approximately $8.1 million which is included in current maturities.

6. Income Taxes

Effective January 1, 2004, the Company relinquished its status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, the Company did not record income taxes or related deferred taxes for financial reporting purposes. For the year ended December 31, 2004 and the first six months of 2005, the Company did not recognize any income tax benefit related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. During the fourth quarter of 2004, the Company determined that a full valuation allowance was necessary based on actual 2004 results and reversed income tax benefit previously recognized in the first three quarters of 2004. Accordingly, the Company had a full valuation allowance against its net deferred tax assets at June 30, 2005 and December 31, 2004. The Company does not expect to pay federal or state income taxes for the year ending December 31, 2005.

7. Stock-based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense is included in corporate general and administrative expense.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table presents a summary of the pro forma effects on reported net income (loss) as if the Company had elected to recognize compensation costs based on the fair value of the incentive options granted as prescribed by SFAS No. 123 (in thousands except per share data). Since accounting for restricted stock does not differ under SFAS No. 123, the difference between expense recognized and expense on a pro forma basis presented below is due to stock options. The compensation expense related to restricted stock is excluded from the below table. The Company uses the straight-line method, net of forfeitures, to recognize expense for plans with pro rata vesting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Net income (loss) attributable to common stockholders	$2,454	$(555)	$630	$(8,634)
Less: Total stock-based employee compensation expense determined under fair value based method for stock options	(14)	(75)	(73)	(140)

Pro forma net income (loss) attributable to common stockholders	$2,440	$(630)	$557	$(8,774)

Pro forma net income (loss) per share – basic and diluted	$0.04	$(0.04)	$0.01	$(0.64)

8. Discontinued Operations

Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. Results of the discontinued operations are included in a separate component on the condensed consolidated statements of operations. This results in reclassifications of certain 2004 financial statement amounts.

The components of discontinued operations for the three and six months ended June 30, 2005 and 2004 are:

•	One Signature Inn sold during first quarter 2004

•	One Jameson Inn sold during third quarter 2004

•	Three Signature Inns sold during second quarter 2005

•	Five Signature Inns held for sale at June 30, 2005

The following table includes the results of operations of these properties through the date of each respective sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Lodging revenues	$2,103,309	$2,173,264	$3,572,204	$3,848,814

Direct lodging expenses	1,294,637	1,329,487	2,541,884	2,707,174
Property and other taxes and insurance	285,670	233,248	513,951	493,645
Depreciation	—	277,033	—	561,959
Corporate general and administrative	12,054	8,036	24,108	24,108

Total expenses	1,592,361	1,847,804	3,079,943	3,786,886

Income from discontinued operations	510,948	325,460	492,261	61,928
Interest expense	230,294	312,494	524,319	641,454

Income (loss) from discontinued operations before income taxes	280,654	12,966	(32,058)	(579,526)
Gain on sale of discontinued operations	289,405	—	289,405	252,547
Income tax benefit	—	(126,654)	—	(171,972)

Net income (loss) from discontinued operations	$570,059	$139,620	$257,347	$(155,007)

9. Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator
Net income (loss) from continuing operations	$1,884,237	$972,945	$372,412	$(5,144,400)
Preferred stock dividends	—	(1,667,169)	—	(3,334,359)

Net income (loss) from continuing operations attributable to common stockholders	1,884,237	(694,224)	372,412	(8,478,759)
Net income (loss) from discontinued operations	570,059	139,620	257,347	(155,007)

Net income (loss) attributable to common stockholders	$2,454,296	$(554,604)	$629,759	$(8,633,766)

Denominator
Weighted average shares outstanding	57,383,424	14,046,139	57,249,553	14,068,423
Less: Unvested restricted shares	(811,708)	(552,802)	(683,159)	(567,426)

Denominator for income (loss) per share-basic and diluted	56,571,716	13,493,337	56,566,394	13,500,997

Income (loss) Per Common Share
Net income (loss) from continuing operations attributable to common stockholders – basic and diluted	$0.03	$(0.05)	$0.01	$(0.63)
Net income (loss) from discontinued operations – basic and diluted	0.01	0.01	—	(0.01)

Net income (loss) attributable to common stockholders – basic and diluted	$0.04	$(0.04)	$0.01	$(0.64)

Options to purchase shares of common stock were not included in the computations of diluted income (loss) per share because the effect would be antidilutive given the exercise prices of all options exceed the Company’s average market prices for the periods presented.

10. Proforma Effects of Significant Equity Transactions

On July 26, 2004 the Company completed a public offering of 43,000,000 shares of its common stock at a price of $1.92 per share, raising gross proceeds of the offering of approximately $82.6 million and net proceeds of approximately $77.0 million. On August 25, 2004 the Company redeemed all shares of both series of preferred stock at their stated par value plus accrued dividends through the date of redemption. The Company recorded a charge to net income attributable to common shareholders of approximately $16.0 million in third quarter 2004 relating to the excess of liquidation value paid to the preferred shareholders over the then book value of the preferred stock.

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

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income (loss) from continuing operations attributable to common stockholders	$972,945	$(5,144,400)
Net income (loss) from discontinued operations	139,620	(155,007)

Net income (loss) attributable to common stockholders	$1,112,565	$(5,299,407)

Weighted average shares outstanding for income (loss) - basic and diluted	56,493,337	56,500,997

Net income (loss) attributable to common stockholders per share - basic and diluted	$0.02	$(0.09)

11. Commitments and Contingencies

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Jameson Inns, Inc., Kitchin Hospitality and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Inn in Pearl, Mississippi. Pursuant to a motion the Company filed, this case was moved to the Circuit Court of Rankin County by virtue of an order of the Supreme Court of Mississippi entered on November 10, 2004. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

12. Recent Accounting Pronouncement

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

13. Subsequent Event

On July 1, 2005 the Company launched the Jameson Stock Awards program. The registration statement on Form S-3 covering the issuance of 3.0 million shares of common stock through the Jameson Stock Awards Program was declared effective by the Securities and Exchange Commission on June 7, 2005. The frequent guest loyalty program awards participants stock valued at ten percent of their room rate (excluding taxes and other charges), up to $10 credit per night. The stock value will be the average closing price on NASDAQ for the last five trading days of each month. Persons meeting certain eligibility standards may qualify by enrolling online and staying at least three nights at Jameson or Signature Inns during a twelve month period. Brinson Patrick Securities Corporation is acting as the Company’s agent for the frequent guest loyalty program. Participants may also make direct purchases of common stock from the Company. Terms of the Jameson Stock Awards Program are in the prospectuses, available at www.jamesoninns.com.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From 1994 through December 31, 2003, we operated as a real estate investment trust (REIT) for federal income tax purposes. On January 2, 2004, we acquired Kitchin Hospitality and relinquished our status as a REIT. With the closing of the acquisition, Kitchin Hospitality became our wholly owned subsidiary and we now both own and operate our Inns. Beginning in 2004, room rental revenues are received directly by us, and we bear all of the hotel operating and administrative costs and expenses. As of June 30, 2005, we owned 93 Jameson Inns and 17 Signature Inns, all of which are classified as being within the economy and mid-scale segments of the lodging industry. We did not purchase, build or expand any hotels in 2004 and during the six months ended June 30, 2005. In addition to our ownership of our hotels, we also own billboards and other related assets.

Room revenues are affected by a number of factors, including the economy, demand for business and leisure travel, international conflicts, terrorist threat assessments and national security alert levels, regional and local economic factors, the retail price of oil and gasoline, oversupply of rooms in specific markets, the effects of penetration over the last several years by competitors into certain secondary and tertiary markets in which we have historically operated and direct competition as to room rates.

Key Performance Indicator

The primary financial indicator of our performance is our revenue per available room (“RevPAR”) and the factors contributing to it, our occupancy rate and our average daily room rate (“ADR”). Control of our operational and administrative expenses is an important aspect of our business, although many of the operational expenses vary in proportion to the number of rooms that we operate. Thus, we believe that the results of our efforts to grow RevPAR are the single-most important factor in determining our future financial performance.

Based on information from several observers of our industry and our recent experience, we expect demand for lodging services to continue to increase during the second half of 2005. As a result, we expect RevPAR growth to continue in 2005 due primarily to an expected increase in business and leisure travel.

Management’s Priorities

Our highest priority for 2005 is RevPAR growth. Our other principal priorities for 2005 are the re-branding of our Signature Inn hotels to Jameson Inn brand and implementing the Jameson Stock Awards Program. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or additional franchising of the brand. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, entry into additional long-term debt financings, and engagement in related lines of new business. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives.

Results of Operations

Key Operating Statistics

The operating data tables below show certain historical financial and other information relating to our owned Inns included in continuing operations. We include in discontinued operations assets held for sale and assets sold whereby we do not enter into, or anticipate entering into, a franchise or other agreement, which indicates the Company has some form of continuing involvement in the future cash flows of the disposed properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Combined Jameson and Signature Brands:
Occupancy rate	58.5%	55.5%	52.9%	51.7%
ADR	$63.86	$61.06	$63.51	$60.13
RevPAR	$37.34	$33.90	$33.59	$31.09
Lodging revenues (000’s)	$23,432	$22,136	$41,954	$40,935
Room nights available	620,681	627,263	1,234,481	1,258,740

Jameson Inns:
Occupancy rate	62.2%	59.2%	57.8%	55.9%
ADR	$63.17	$59.53	$63.01	$58.81
RevPAR	$39.29	$35.24	$36.40	$32.85
Lodging revenues (000’s)	$19,799	$17,323	$35,282	$32,583
Room nights available	499,833	473,564	961,533	951,342

Signature Inns:
Occupancy rate	43.1%	44.2%	35.7%	38.9%
ADR	$67.98	$67.36	$66.39	$66.01
RevPAR	$29.27	$29.76	$23.71	$25.66
Lodging revenues (000’s)	$3,633	$4,813	$6,672	$8,352
Room nights available	120,848	153,699	272,948	307,398

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues

Despite having 1.0% fewer room nights available to rent, we recorded lodging revenues of approximately $23.4 million for the three months ended June 30, 2005 versus approximately $22.1 million during the same period in 2004, an increase of 5.9%. The increase in lodging revenue results from higher combined RevPAR, ADR and occupancy. The RevPAR increased as a result of a 4.6% increase in ADR and 3.0 percentage point increase in our occupancy rate. RevPAR increased 11.5% for our Jameson Inns and decreased 1.7% for our Signature Inns.

Direct Lodging Expenses

Our direct lodging expense increased 3.0% or approximately $341,000 in 2005 as a result of higher occupancy.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses increased 9.8% or approximately $129,000 in 2005 as a result of anticipated increases in property tax rates relating to the upgrade of some of our existing Inns through refurbishment, renovation and conversion programs.

Depreciation

Our depreciation expense decreased 5.3% or approximately $181,000 in 2005 as a result of fewer rooms available and many of our shorter life assets still in use being fully depreciated, offset by the additions through the conversion and renovation programs.

Corporate General and Administrative

Our corporate general and administrative expense increased 13.8% or approximately $244,000 in 2005. The increase results mainly from costs associated with the Sarbanes-Oxley Act compliance project of approximately $138,000, and start up costs associated with the Jameson Stocks Award Program of approximately $156,000, offset by decreases in other expenses.

Income from Operations

As a result of the above 2005 second quarter over 2004 second quarter changes in revenues and operating expenses, our income from operations increased to approximately $5.3 million, approximately $826,000 above the amount recorded in the same period of 2004.

Interest Expense

Our interest expense increased 21.7% or approximately $562,000 in 2005. The increase results from the increase of the weighted average interest rate on our mortgage debt to 5.7% during second quarter 2005 compared to 5.2% during second quarter 2004 and interest expense incurred on our outstanding trust preferred securities which were issued in March of 2005, partially offset by reduced mortgage debt balances outstanding.

Early Extinguishment of Debt

In the second quarter of 2005, we incurred approximately $220,000 in expense related to the early extinguishment of debt. We incur charges when we pay off a loan before its maturity date and expense the unamortized deferred finance costs. We usually pay loans off early as a result of refinancing debt on a property or the sale of a property.

Gain on Sale of Property and Equipment

In the second quarter of 2005, we had a net gain of approximately $4,000 on the sale of a land parcel. In the second quarter of 2004, we had a net gain of approximately $12,000 from the sale of a land parcel.

Income Taxes

We do not expect to pay federal or state income taxes for the year ending December 31, 2005 given our anticipated use of net operating loss carry forwards to offset taxable income. After reviewing our second quarter 2005 financial results and updating our analysis on the realizability of deferred tax assets, we maintained a valuation allowance for 100% of the net deferred tax asset. During fourth quarter 2004, we determined that a full valuation allowance was necessary based on actual 2004 results and reversed income tax benefit previously recognized in the first three quarters of 2004.

Net Income from Continuing Operations

As a result of the above quarter over quarter changes in revenues and expenses, our net income from continuing operations increased to approximately $1.9 million in the second quarter of 2005 compared to approximately $973,000 in the same period of 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenues

Despite having 1.9% fewer room nights available to rent, we recorded lodging revenues of approximately $42.0 million for the six months ended June 30, 2005 versus approximately $40.9 million during the same period in 2004, a increase of 2.5%. The increase in lodging revenue results from higher combined ADR and occupancy. The RevPAR increased as a result of a 5.6% increase in ADR, and 1.2 percentage point increase in occupancy. RevPAR increased 10.8% for our Jameson Inns and decreased 7.6% for our Signature Inns.

Direct Lodging Expenses

Our direct lodging expense increased 1.3% or approximately $279,000 in 2005 as a result of greater occupancy.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses increased 9.5% or approximately $248,000 in 2005 as a result of anticipated increases in tax rates relating to the upgrade of some of our existing Inns through refurbishment, renovation and conversion programs.

Depreciation

Our depreciation expense decreased 8.0% or approximately $551,000 in 2005 as a result of fewer rooms available and many of our shorter life assets still in use being fully depreciated, offset by the additions through the conversion and renovation programs.

Corporate General and Administrative

Our corporate general and administrative expense increased 26.8% or approximately $921,000 in 2005. The increase results mainly from costs associated with the Sarbanes-Oxley Act compliance project of approximately $138,000, start up costs associated with the Jameson Stocks Award Program of approximately $258,000, higher payroll costs of approximately $444,000 and professional fees of approximately $100,000.

Income from Operations

As a result of the above period over period changes in revenues and operating expenses, our income from operations increased to approximately $6.5 million in the second quarter of 2005, approximately $212,000 higher than the amount for the same period of 2004.

Interest Expense

Our interest expense increased 13.1% or approximately $689,000 in 2005. The increase results in the increase of the weighted average interest rate on our mortgage debt to 5.7% during the first six months of 2005 compared to 5.2% during the same period in 2004 and interest expense incurred on our outstanding trust preferred securities which were issued in March 2005, partially offset by reduced mortgage debt balances outstanding.

Lease Termination Costs

In the first six months of 2004, we recorded a lease termination expense of approximately $9.0 million as a result of the acquisition of Kitchin Hospitality, the former lessee of all our properties.

Gain on Sale of Property and Equipment

In the first six months of 2005, we had a net gain of approximately $4,000 from the sale of a land parcel. In the first six months of 2004, we had a net gain of approximately $69,000 on the sale of two Inns, two billboards and miscellaneous equipment.

Income Taxes

We do not expect to pay federal or state income taxes for the year ending December 31, 2005 given our anticipated use of net operating loss carry forwards to offset taxable income. After reviewing our second quarter 2005 financial results and updating our analysis on the realizability of deferred tax assets, we maintained a valuation allowance for 100% of the net deferred tax asset. During fourth quarter 2004, we determined that a full valuation allowance was necessary based on actual 2004 results and reversed income tax benefit previously recognized in the first three quarters of 2004.

Net Income (Loss) from Continuing Operations

As a result of the above period over period changes in revenues and expenses, our income from continuing operations increased to approximately $372,000 for the first six months of 2005 compared to a net loss of approximately $5.1 million for the same period of 2004.

EBITDA- Supplemental Non-GAAP information

We consider EBITDA to be an indicator of operating performance because it can be used to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA is defined as income before interest expense, income tax expense, preferred stock dividends, depreciation and amortization and certain non-recurring items. We consider lease termination costs incurred in 2004 “non-recurring” under relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, nor should it be considered as an indicator of our overall financial performance. Our calculations of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	As Reported	Continuing Operations	Discontinued Operations	As Reported	Continuing Operations	Discontinued Operations
	(dollars in thousands)			(dollars in thousands)
Net income (loss) attributable to common stockholders	$2,454	$1,884	$570	$(555)	$(694)	$139
Depreciation	3,205	3,205	—	3,663	3,386	277
Interest expense	3,388	3,158	230	2,908	2,596	312
Income tax expense (benefit)	—	—	—	748	874	(126)
Preferred dividends	—	—	—	1,667	1,667	—

EBITDA	$9,047	$8,247	$800	$8,431	$7,829	$602

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Gain on sale of property and equipment	$(293)	$(4)	$(289)	$(12)	$(12)	$—
Early extinguishments of mortgage notes	220	220	—	—	—	—
Stock based compensation expense (income)	(92)	(92)	—	105	105	—

	$(165)	$124	$(289)	$93	$93	$—

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	As Reported	Continuing Operations	Discontinued Operations	As Reported	Continuing Operations	Discontinued Operations
	(dollars in thousands)			(dollars in thousands)
Net income (loss) attributable to common stockholders	$630	$373	$257	$(8,634)	$(8,479)	$(155)
Depreciation	6,314	6,314	—	7,426	6,864	562
Lease termination costs	—	—	—	8,954	8,954	—
Interest expense	6,474	5,950	524	5,902	5,261	641
Income tax benefit	—	—	—	(2,857)	(2,685)	(172)
Preferred dividends	—	—	—	3,334	3,334	—

EBITDA	$13,418	$12,637	$781	$14,125	$13,249	$876

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Gain on sale of property and equipment	$(293)	$(4)	$(289)	$(322)	$(69)	$(253)
Early extinguishments of mortgage notes	220	220	—	9	9	—
Stock based compensation expense	122	122	—	178	178	—

	$49	$338	$(289)	$(135)	$118	$(253)

We use EBITDA to measure the financial performance of our operations because it excludes interest, preferred dividends, income taxes, and depreciation, which bear little or no relationship to our hotel operating performance. EBITDA from continuing operations also excludes those items which relate to net income (loss) from discontinued operations. By excluding interest expense and preferred dividends, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial performance of our operations excluding income taxes.

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

However, because EBITDA excludes depreciation, it does not measure the capital required to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense and preferred dividends, it does not take into account the total amount of interest paid on outstanding debt and preferred dividends nor does it show trends in interest costs due to changes in borrowings or changes in interest rates. Our definition of EBITDA may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) (and in the case of EBITDA from continuing operations, to net income (loss) from continuing operations), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

Liquidity and Capital Resources

Overview

Prior to 2004, we were organized as a REIT and were required to distribute to stockholders at least 90.0% of our taxable income. The relinquishment of our status as a REIT in January 2004 eliminated this requirement. However, by relinquishing our status as a REIT beginning in 2004, we are now subject to payment of federal and state income taxes. In addition, due to the acquisition of Kitchin Hospitality on January 2, 2004, we are now exposed to greater business risks, including the fluctuation of cash flows related to the operation of hotels due to the seasonal nature of our business. Our hotel revenues are generally greater in the second and third quarters than in the first and fourth quarters.

Our short-term liquidity needs include funds for interest and principal payments on our outstanding indebtedness, funds for maturing loans and funds for capital expenditures. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash on hand, refinancing maturing mortgages and, if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of hotel property development, including rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our lines of credit and potentially through the issuance of additional equity securities or through joint ventures. In March 2005, we raised net proceeds of approximately $25.5 million from the Junior Subordinated Notes issued in connection with the trust preferred securities offering. The proceeds were used to retire other indebtedness and for other liquidity needs.

Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flows from operations, available borrowings under our credit facilities and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations for the next twelve months.

Our ability to fund operations, make planned capital expenditures, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating performance and our success in extending or refinancing current debt maturities. Our future operating performance is dependent on a number of factors, many of which are beyond our direct control.

Operating

Our net cash provided by operations during the six months ended June 30, 2005 totaled approximately $6.6 million.

Our other principal sources of liquidity are:

•	existing cash on hand of $10.4 million at June 30, 2005;

•	the remaining availability under the lines of credit ($4.9 million at June 30, 2005);

•	proceeds from the refinancing of Inns with increased borrowing capacity; and

•	net proceeds from potential sales of Inns.

These funds are used to meet the principal repayments of our amortizing debt, the refurbishing costs and capital maintenance of our existing Inns, and certain other cash requirements. Now that we no longer have the requirement to pay annually $6.7 million in preferred dividends, we have greater cash flow to invest in our business.

Investing

We invested a total of $4.8 million in existing properties during this quarter. Additions to property and equipment represent capital expenditures for refurbishing and renovating existing Inns and converting three Signature Inns to the Jameson brand.

We plan to spend approximately $19.0 million during 2005 on refurbishment, renovation and conversion projects of existing Inns. These capital expenditures are expected to be funded from operating cash flows, net proceeds from the disposition of hotels and possibly additional borrowings. The 2005 capital budget includes costs to convert several more of our Signature Inns to our more recognizable Jameson Inn brand. During the first six months of 2005, we have completed the renovation and conversion of three Signature Inns to Jameson Inns. The total cost in 2004 and 2005 of all three conversions was approximately $4.0 million, which included the cost of significantly changing the exterior appearance of one of these Inns. We are currently renovating and converting two additional Signature Inns to Jameson Inns. The total cost of these two conversions is expected to total approximately $4.9 million. We plan to begin converting four additional Signature Inns and renovating several additional Jameson Inns before December 31, 2005. Our plan, subject to the success of the converted Inns and Inns under renovation, is to renovate and convert the remaining Signature Inns excluding the five Inns held-for-sale classified as discontinued operations. The renovation and conversion for the remaining 10 properties are expected to be completed over the next several years.

Financing

Our net cash used in financing activities during the six months ended June 30, 2005 totaled approximately $334,000. This amount included net proceeds of approximately $25.5 million from the Junior Subordinated Notes issued in connection with the trust preferred securities offering, offset by repayments of mortgage notes and related deferred finance costs and lines of credit of approximately $25.8 million.

At June 30, 2005, our outstanding indebtedness was approximately $199.0 million, $172.0 million of which were mortgage notes payable and collateralized by 102 of our 110 owned Inns. The outstanding balance of our debt approximated its fair value. In addition, as of June 30, 2005, we had remaining availability of $3.5 million on a line of credit secured by all of our owned billboards and $1.4 million on a line of credit secured by hotel current accounts receivable. Both lines of credit mature and are renewed on an annual basis.

Current maturities at June 30, 2005 include: maturing mortgage loans totaling approximately $48.5 million secured by 30 Inns; and scheduled principal payments of approximately $5.7 million for the next twelve months. In August 2005, we received a waiver for violation of debt service covenants for the three months ended June 30, 2005 related to one loan due on December 31, 2005 secured by three Inns aggregating approximately $8.1 million which is included in current maturities. Based on discussions with our lenders, we believe we can successfully extend maturities or obtain replacement financing as our mortgage indebtedness and lines of credit mature at satisfactory renewal terms. If we are unsuccessful in refinancing these obligations, we anticipate employing other available resources which include cash, proceeds from refinancing owned Inns with increased borrowing capacity or selling owned Inns to meet the required obligations.

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

While our organizational documents do not limit the amount or percentage of indebtedness that we may incur, we currently have a policy of limiting outstanding indebtedness to 65.0% of the aggregate value of the Inns based on the most recent appraisals obtained on the Inns. Our board of directors could change our current policy, and we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements. This increase could adversely affect our financial condition and results of operations.

Jameson Stock Awards

On July 1, 2005 we launched the Jameson Stock Awards program. The registration statement covering the issuance of 3.0 million shares of common stock through the Jameson Inns Stock Awards Program was declared effective by the Securities and Exchange Commission on June 7, 2005. The frequent guest loyalty program awards participants stock valued at ten percent of their room rate (excluding taxes and other charges), up to $10 credit per night. The stock value will be the average closing price on NASDAQ for the last five trading days of each month. In our financial statements beginning in the third quarter of 2005, the amounts credited to the issuance of these shares will not be reflected as revenues in our statements of operations, but will be recorded as additions to our stockholders’ equity. Under the program, existing shareholders will also be able to purchase stock directly from us.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited, and may in the future limit, our ability to raise room rates in the face of inflation.

Seasonality

Our business is seasonal in nature, with the months from April through September generally accounting for a greater portion of annual lodging revenues than the months from October through March. Therefore, our results for any quarter may not be indicative of the results that may be achieved for a full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflicts, regional economic downturn or poor weather conditions should occur during the months of April through September, the adverse impact to our lodging revenues could likely be greater as a result of our seasonal business.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity.

Impairment of Real Estate Assets

We evaluate the impairment of property and equipment and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. We review quarterly the carrying value of our property and equipment, in relation to historical results, current business conditions and known trends to identify indicators of impairment. If indicators of impairment are present, the expected future results of operations of the asset are projected based on the estimated future earnings before interest expenses, income taxes, depreciation and amortization. Growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in the local markets. In the event assumptions used to perform our review are inappropriate, the carrying value of these properties and our operating results would be misstated.

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

Accounting for Income Taxes

Effective January 1, 2004, we relinquished our status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, we did not record income taxes or related deferred taxes for financial reporting purposes. We did not recognize any income tax benefit for 2004 and during the first six months of 2005 since we are uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. Accordingly, we have a full valuation allowance against our net deferred tax asset at June 30, 2005 and December 31, 2004. We have based this decision on our cumulative history of losses in accordance with SFAS No. 109, Accounting for Income Taxes.

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

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality, LLC on January 2, 2004, changes in interest rates, our franchising, conversions and expansion plans, acquisition or leasing of additional land parcels, construction of new inns and expansion of existing inns, disposition of land parcels and hotels, access to debt financing and capital, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our properties and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	refurbish and rebrand our Signature Inns;

•	refinance on acceptable terms our current indebtedness as it becomes due;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chains;

•	successfully implement our Jameson Stock Awards guest loyalty program;

•	acquire hotels that meet our investment criteria;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	secure construction and permanent financing on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in changing from a REIT to a tax-paying entity.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

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

During the period covered by this report on Form 10-Q, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, a party to certain legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting on June 21, 2005. At the meeting, shareholders re-elected Thomas W. Kitchin and elected Craig R. Kitchin as the Class III directors whose terms will expire in 2008. Thomas W. Kitchin and Craig R. Kitchin received votes as follows:

	Votes for	Votes withheld	Broker non-votes
Thomas W. Kitchin	51,719,817	807,535	—
Craig R. Kitchin	49,394,511	3,132,841	—

Shareholders also (i) ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for 2005. The proposal received votes as follows:

	Votes for	Votes against	Abstentions	Broker non-votes
Proposal to ratify the appointment of Ernst & Young as our independent registered public accounting firm	52,365,774	140,262	21,316	—

ITEM 5. OTHER INFORMATION

On August 11, 2005, the Company issued a press release announcing its financial results for the second quarter of 2005. This information is being furnished for purposes of Regulation FD and is not deemed filed. A copy of this press release is furnished as Exhibit 99.1 to this report.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for the second quarter 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: August 11, 2005	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Martin D. Brew
Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for second quarter 2005