Form 10-Q
period 2005-09-30
JAMESON INNS INC
filed 2005-11-09
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $0.10 par value – 57,458,429 shares outstanding as of November 2, 2005.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$5,382,655	$1,626,322
Restricted cash	600,999	1,745,171
Trade accounts receivable, net of allowance of $110,909 and $124,504 at September 30, 2005 and December 31, 2004, respectively	2,771,256	1,442,912
Other receivables	635,007	206,706
Prepaid expenses	783,360	554,105
Inventory	1,258,636	1,345,261

Total current assets	11,431,913	6,920,477

Operating property and equipment	353,945,948	350,763,365
Property and equipment held for sale	9,152,484	16,754,836
Less accumulated depreciation	(93,142,333)	(91,160,887)

	269,956,099	276,357,314

Deferred finance costs, net	5,130,111	1,881,995
Other assets	664,756	976,554
Investment in Jameson Inns Financing Trust I	812,000	—

Total assets	$287,994,879	$286,136,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$4,880,620	$49,991,739
Line of credit borrowings	1,921	110,216
Accounts payable and accrued expenses	5,928,939	4,582,803
Accrued interest payable	735,391	830,368
Accrued property and other taxes	3,015,645	2,165,734
Accrued payroll	912,119	1,150,571

Total current liabilities	15,474,635	58,831,431

Mortgage notes payable, less current portion	128,314,330	147,737,940
Trust preferred notes	27,062,000	—
Convertible notes	35,000,000	—

Total liabilities	205,850,965	206,569,371

Stockholders’ Equity
Common stock, $0.10 par value, 100,000,000 shares authorized, 57,436,350 shares and 57,052,630 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5,743,635	5,705,263
Contributed capital	110,555,560	110,375,931
Unamortized deferred compensation	(1,764,221)	(1,819,158)
Accumulated deficit	(32,391,060)	(34,695,067)

Total stockholders’ equity	82,143,914	79,566,969

Total liabilities and stockholders’ equity	$287,994,879	$286,136,340

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Lodging revenues	$24,560,566	$22,941,787	$66,514,423	$63,876,382
Other revenues	198,251	130,765	490,690	333,469

Total revenues	24,758,817	23,072,552	67,005,113	64,209,851

Direct lodging expenses	12,791,045	11,800,074	34,968,523	33,698,697
Property and other taxes and insurance	1,108,535	1,291,951	3,966,194	3,901,696
Depreciation	3,630,687	3,082,866	9,944,228	9,946,929
Corporate general and administrative	2,438,480	1,640,985	6,798,889	5,080,878
Interest expense	3,330,629	2,556,695	9,280,156	7,817,035
Early extinguishment of mortgage notes	163,899	22,596	383,543	32,015
Lease termination costs	—	—	—	8,954,361
Loss on impairment of real estate	—	50,000	—	50,000
Gain on sale of property and equipment	—	(663,050)	(4,374)	(732,290)

Total expenses	23,463,275	19,782,117	65,337,159	68,749,321

Income (loss) before income taxes and discontinued operations	1,295,542	3,290,435	1,667,954	(4,539,470)

Deferred tax benefit due to change in taxable status	—	—	—	(1,397,672)
Income tax expense (benefit)	—	1,279,902	—	(7,931)

Net income (loss) from continuing operations	1,295,542	2,010,533	1,667,954	(3,133,867)

Income (loss) from discontinued operations	330,944	81,815	298,886	(497,711)
Loss on impairment related to discontinued operations	—	(4,343,729)	—	(4,343,729)
Gain (loss) on sale of discontinued operations	47,762	(217,909)	337,167	34,638
Income tax benefit	—	(1,742,659)	—	(1,914,631)

Net income (loss) from discontinued operations	378,706	(2,737,164)	636,053	(2,892,171)

Net income (loss)	1,674,248	(726,631)	2,304,007	(6,026,038)
Preferred stock dividends	—	1,037,357	—	4,371,716
Loss on redemption of preferred stock	—	15,954,925	—	15,954,925

Net income (loss) attributable to common stockholders	$1,674,248	$(17,718,913)	$2,304,007	$(26,352,679)

Per common share (basic and diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.02	$(0.34)	$0.03	$(0.98)
Income (loss) from discontinued operations	0.01	(0.06)	0.01	(0.12)

Net income (loss) attributable to common stockholders	$0.03	$(0.40)	$0.04	$(1.10)

Weighted average shares - basic and diluted	56,595,115	44,359,100	56,605,363	23,860,432

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, (unaudited)
	2005	2004
Operating activities
Net income (loss) from continuing operations	$1,667,954	$(3,133,867)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	9,944,228	9,946,929
Loss on impairment of real estate	—	50,000
Amortization of deferred finance costs	398,075	568,476
Stock-based compensation expense	274,554	297,474
Early extinguishment of mortgage notes	383,543	32,015
Lease termination costs- non cash	—	9,215,220
Gain on sale of property and equipment	(4,374)	(732,290)
Deferred income tax benefit	—	(1,399,019)
Changes in assets and liabilities increasing (decreasing) cash:
Trade accounts receivable, net	(1,328,344)	(724,511)
Other receivables	(428,301)	(235,681)
Prepaid expenses and other assets	(226,890)	(803,373)
Inventory	86,625	58,068
Accounts payable and accrued expenses	797,572	(50,874)
Accrued interest payable	(51,277)	(79,604)
Accrued property and other taxes	849,911	1,054,652
Accrued payroll	(238,452)	(441,158)

Net cash provided by operating activities	12,124,824	13,622,457

Investing activities
Reductions from restricted cash for furniture, fixture & equipment reserves	1,144,172	72,830
Proceeds from sale of land, property and equipment	317,807	4,236,149
Additions to property and equipment	(10,695,948)	(2,827,556)

Net cash (used in) provided by investing activities	(9,237,969)	1,481,423

Financing activities
Preferred stock dividends paid	—	(6,039,318)
Payments on redemption of preferred stock, net	—	(75,662,976)
Proceeds from issuance of common stock	516	76,957,098
Proceeds from trust preferred securities offering, net of deferred finance costs of $784,500	25,465,500	—
Proceeds from convertible notes issuance	35,000,000	—
Payments from lines of credit, net	(108,295)	(5,001)
Payments of deferred finance costs	(3,311,755)	(274,426)
Payoffs of mortgage notes payable	(48,441,204)	(4,131,780)
Payments on mortgage notes payable	(6,732,708)	(7,664,744)

Net cash provided by (used in) financing activities	1,872,054	(16,821,147)

Net cash provided by (used in) continuing operations	4,758,909	(1,717,267)
Net cash (used in) provided by discontinued operations	(1,002,576)	1,391,550

Net change in cash and cash equivalents	3,756,333	(325,717)
Cash and cash equivalents at beginning of period	1,626,322	3,549,083

Cash and cash equivalents at end of period	$5,382,655	$3,223,366

See accompanying notes

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

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

At September 30, 2005, the Company owned and operated 93 Jameson Inns, 16 Signature Inns, and franchised the use of the Jameson brand to the owners of 12 other Jameson Inns.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC and relinquished its status as a real estate investment trust (“REIT”), becoming a taxable C-corporation effective as of the beginning of 2004.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other interim period. The hotel industry is seasonal in nature. Lodging revenues are generally greater in the second and third quarters than in the first and fourth quarters.

2. Acquisition of Kitchin Hospitality, LLC

On January 2, 2004, the Company acquired Kitchin Hospitality and relinquished its status as a REIT. The Company and the owners of Kitchin Hospitality reached a definitive agreement on September 10, 2003. The transaction was approved by the Company’s shareholders on December 19, 2003. The Company included Kitchin Hospitality’s operating results in its consolidated financial statements from January 2, 2004.

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

3. Jameson Stock Awards Program

On July 1, 2005 the Company launched the Jameson Stock Awards program. The registration statement on Form S-3 covering the issuance of up to 3.0 million shares of the Company’s common stock through the Jameson Stock Awards Program was declared effective by the Securities and Exchange Commission on June 7, 2005. The Jameson Stock Awards program awards participants common stock of the Company valued at ten percent of their room rate (excluding taxes and other charges). The stock is awarded monthly, and its value is the average of the closing prices on NASDAQ for the last five trading days of each calendar month. Terms of the Jameson Stock Awards Program are in the prospectuses available at www.jamesoninns.com.

The ten percent portion of the room rate credited to the issuance of stock to the participants is recorded as a reduction to lodging revenues. The amount of the reduction is considered to be proceeds from the sale of the stock issued to the participants. For the three months ended September 30, 2005, approximately 4,600 participants had enrolled in the Jameson Stock Awards Program including approximately 2,000 participants who had qualified to receive shares by staying at least three nights. The Company issued 30,758 shares of common stock valued at $70,510. At September 30, 2005, the Company was obligated to issue stock valued at up to $62,710 to participants once they completed their three stays within a twelve-month period.

4. Line of Credit Borrowings

As of September 30, 2005, line of credit borrowings consist of the following:

$3.5 million line of credit secured by billboards, with interest at prime plus 1.0% with a floor of 6.0% and cap of 7.5% (7.5% at September 30, 2005). Payments of interest are due monthly with the principal balance payable upon maturity in March 2006.	$1,000

$1.5 million line of credit based on a percentage of and secured by trade accounts receivable ($1.5 million available at September 30, 2005), with interest at prime plus 0.75% (7.5% at September 30, 2005). Payments of interest are due monthly with the principal balance payable upon maturity in August 2006.	921

$5.5 million aggregate lines of credit secured by five Inns, with interest terms ranging from 5.6% to 7.0% adjusting annually based at prime plus 0.125% to 1.0%. Payments of interest are due monthly for one year; thereafter payments of interest and principal are due until maturity ranging from July 2012 through July 2015.	—

Line of credit borrowings	$1,921

The Company intends to renew the lines of credit on an annual basis.

5. Mortgage Notes Payable

As of September 30, 2005, mortgage notes payable consists of the following:

Terms ranging from four to 21 years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2006 to 2015. Interest rates are adjusted annually and range from 5.63% to 9.00%, and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on 49 Inns.	$82,514,068

Term of ten years with a fixed interest rate of 7.25%. Principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on 12 Inns.	24,310,000

Term of 20 years with a interest rate of 3.75% above a weekly average yield on Treasury securities, adjusted annually (6.35% at September 30, 2005). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on ten Inns.	14,193,238

Term of ten years with a fixed interest rate of 6.85%. Principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on seven Inns.	12,177,644

Total mortgage notes payable	133,194,950

Current maturities of mortgage notes payable	4,880,620

Mortgage notes payable, less current portion	$128,314,330

Current maturities at September 30, 2005 represent scheduled principal payments of long term mortgage notes payable.

The Company’s plan to sell the Inns classified in the held for sale category is expected to result in the payoff of a related mortgage note payable. Of the four Inns classified as held for sale, only one is secured by a mortgage note payable of approximately $1.7 million at September 30, 2005. See also Note 10.

At September 30, 2005, the interest rates of the total outstanding mortgage notes payable are as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate as of September 30, 2005
October 2005	$4.8	6.8%
January 2006	11.6	6.2%
February 2006	17.2	6.5%
March 2006	4.5	6.4%
April 2006	26.1	6.2%
July 2006	17.5	6.6%
August 2006	1.5	7.0%
September 2006	6.7	8.1%

Subtotal variable rate - current	89.9	6.5%
Debt not subject to adjustment in next twelve months	43.3	7.2%

Total mortgage notes payable	$133.2	6.7%

As of September 30, 2005, the mortgage notes payable were collateralized by 78 of the 109 owned Inns.

The weighted average interest rate on mortgage notes payable was 5.9% and 5.2% during the nine months ended September 30, 2005 and 2004, respectively.

6. Trust Preferred Notes

On March 15, 2005, the Company completed a private offering of approximately $26.3 million trust preferred securities through Jameson Inns Financing Trust I, a Delaware statutory business trust sponsored by the Company (the “Trust”).

The Trust used the proceeds of the private offering, together with the Company’s investment of $812,000 in the Trust’s common securities, to purchase approximately $27.1 million aggregate principal amount of the Company’s Junior Subordinated Notes (the “Trust Preferred Notes”) with payment terms that mirror the distribution terms of the trust securities. The Trust Preferred Notes have a fixed rate of 8.46% per annum through March 2010, and thereafter a variable rate through March 2035, the notes’ maturity date.

The proceeds from the private offering, net of costs, were approximately $25.5 million. The Company used the proceeds from the offering to retire existing debt and for general corporate purposes.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Trust is a variable interest entity pursuant to the Interpretation because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trust’s common stock was financed directly by the Trust as a result of its loan of the proceeds to the Company, the investment is not considered to be an equity investment at risk pursuant to the Interpretation. Because the preferred securities holders do not have voting or similar rights, they lack the direct or indirect ability to make decisions about the Trust’s activities and, accordingly, the Trust is a variable interest entity. Since the Company’s common stock investment in the Trust is not a variable interest, the Company is not the primary beneficiary of the Trust. Therefore, the Company does not consolidate the financial statements of the Trust into its condensed consolidated financial statements. Based upon the aforementioned accounting guidance, the condensed consolidated financial statements present the Trust Preferred Notes issued to the Trust as a liability and the investment in the Trust’s common securities as an asset. For financial reporting purposes, the Company records interest expense on the corresponding Trust Preferred Notes to the Trust in its condensed consolidated statements of operations.

7. Convertible Notes

On September 30, 2005, the Company issued an aggregate of $35.0 million of 7.0% Convertible Senior Subordinated Notes due 2010 (the “Convertible Notes”). The Convertible Notes were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The Convertible Notes have a final maturity date of September 30, 2010. Interest is payable semi-annually on June 30 and December 31 of each year, commencing December 31, 2005. The Convertible Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock, at the conversion price of $2.77 per share. If fully converted at the conversion price, the Convertible Notes would convert into 12,635,379 shares of common stock. From September 30, 2008, the Company may redeem all or part of the Convertible Notes at par plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Convertible Notes to payoff mortgage notes that were maturing over the next twelve months and for general corporate purposes.

8. Income Taxes

Effective January 1, 2004, the Company relinquished its status as a REIT for federal income tax purposes and became a taxable C-corporation. As a REIT, the Company did not record income taxes or related deferred taxes for financial reporting purposes. For the year ended December 31, 2004 and the first nine months of 2005, the Company did not recognize any income tax benefit related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. During the fourth quarter of 2004, the Company determined that a full valuation allowance was necessary based on actual 2004 results and reversed income tax benefit previously recognized in the first three quarters of 2004. Accordingly, the Company had a full valuation allowance against its net deferred tax assets at September 30, 2005 and December 31, 2004. The Company does not expect to pay federal or state income taxes for the year ending December 31, 2005.

9. Stock-based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options, restricted stock and other stock awards and recording the related compensation expense, if any. This compensation expense related to restricted stock is included in corporate general and administrative expense. During the third quarter of 2005, the Company accelerated the vesting of all outstanding unvested stock options. By accelerating the vesting of these options, the Company will not be required to recognize any compensation expense in the current year or future periods associated with these options.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table presents a summary of the pro forma effects on reported net income (loss) as if the Company had elected to recognize compensation costs based on the fair value of the incentive options granted as prescribed by SFAS No. 123 (in thousands except per share data). Since accounting for restricted stock does not differ under SFAS No. 123, the difference between expense recognized and expense on a pro forma basis presented below is due to stock options. The compensation expense related to restricted stock is excluded from the below table. The Company uses the straight line method, net of forfeitures, to recognize expense for plans with pro rata vesting. Expense on a proforma basis during the three months ended September 30, 2005 reflects the remaining expense for the accelerated stock options that was previously recognized over the vesting period for the proforma disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Net income (loss) attributable to common stockholders	$1,674	$(17,719)	$2,304	$(26,353)
Less: Total stock-based employee compensation expense determined under fair value based method for stock options	(712)	(74)	(786)	(278)

Pro forma net income (loss) attributable to common stockholders	$962	$(17,793)	$1,518	$(26,631)

Pro forma net income (loss) per share – basic and diluted	$0.02	$(0.40)	$0.03	$(1.11)

10. Discontinued Operations

Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flow of the disposed properties. Results of the discontinued operations are included as a separate component on the condensed consolidated statements of operations. This results in reclassifications of certain 2004 financial statement amounts.

The components of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are:

•	One Signature Inn sold during first quarter 2004

•	One Jameson Inn sold during third quarter 2004

•	Three Signature Inns sold during second quarter 2005

•	One Signature Inn sold during third quarter 2005

•	Four Signature Inns held for sale at September 30, 2005

The following table includes the results of operations of these properties through the date of each respective sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Lodging revenues	$1,454,579	$2,341,360	$5,026,782	$6,190,174

Direct lodging expenses	881,268	1,458,005	3,423,152	4,165,178
Property and other taxes and insurance	118,458	231,427	632,409	725,072
Depreciation	—	243,587	—	805,546
Corporate general and administrative	18,254	16,072	42,362	40,181
Interest expense	105,655	310,454	629,973	951,908

Total expenses	1,123,635	2,259,545	4,727,896	6,687,885

Income (loss) from discontinued operations before income taxes	330,944	81,815	298,886	(497,711)
Loss from impairment of real estate related to discontinued operations	—	(4,343,729)	—	(4,343,729)
Gain (loss) on sale of discontinued operations	47,762	(217,909)	337,167	34,638
Income tax benefit	—	(1,742,659)	—	(1,914,631)

Net income (loss) from discontinued operations	$378,706	$(2,737,164)	$636,053	$(2,892,171)

In October 2005, the Company made a decision to retain two of the four Signature Inns currently classified as held for sale due to favorable changes in the local market conditions. Effective October 1, 2005, these Inns will no longer be included in discontinued operations for financial reporting purposes.

11. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator
Net income (loss) from continuing operations	$1,295,542	$2,010,533	$1,667,954	$(3,133,867)
Preferred stock dividends	—	(1,037,357)	—	(4,371,716)
Loss on redemption of preferred stock	—	(15,954,925)	—	(15,954,925)

Net income (loss) from continuing operations attributable to common stockholders	1,295,542	(14,981,749)	1,667,954	(23,460,508)
Net income (loss) from discontinued operations	378,706	(2,737,164)	636,053	(2,892,171)

Net income (loss) attributable to common stockholders	$1,674,248	$(17,718,913)	$2,304,007	$(26,352,679)

Denominator
Weighted average shares outstanding	57,423,016	44,909,549	57,335,076	24,422,158
Less: Unvested restricted shares	(827,901)	(550,449)	(729,713)	(561,726)

Denominator for income (loss) per share-basic and diluted	56,595,115	44,359,100	56,605,363	23,860,432

Income (loss) Per Common Share
Net income (loss) from continuing operations attributable to common stockholders – basic and diluted	$0.02	$(0.34)	$0.03	$(0.98)
Net income (loss) from discontinued operations – basic and diluted	0.01	(0.06)	0.01	(0.12)

Net income (loss) attributable to common stockholders –basic and diluted	$0.03	$(0.40)	$0.04	$(1.10)

Certain options to purchase shares of common stock were not included in the computations of diluted income (loss) per share because the effect would be antidilutive given the exercise prices of all options and the conversion price of convertible notes exceed the Company’s average market prices for the periods presented.

12. Proforma Effects of Significant Equity Transactions

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

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income (loss) from continuing operations attributable to common stockholders	$2,010,533	$(3,133,867)
Net loss from discontinued operations	(2,737,164)	(2,892,171)

Net loss attributable to common stockholders	$(726,631)	$(6,026,038)

Weighted average shares outstanding for loss per share - basic and diluted	56,511,273	56,502,768

Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.11)

13. Commitments and Contingencies

The Company is a defendant or plaintiff in various legal actions which have arisen in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Jameson Inns, Inc., Kitchin Hospitality and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Inn in Pearl, Mississippi. Pursuant to a motion the Company filed, this case was moved to the Circuit Court of Rankin County by virtue of an order of the Supreme Court of Mississippi entered on November 10, 2004. The Company has denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. The Company will continue to vigorously defend against this claim. The Company is fully insured for this claim and does not expect that this case will have any material adverse effect upon its financial condition.

14. Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R will require the Company to apply fair value recognition provisions to all unvested equity awards effective January 1, 2006. During the third quarter of 2005, the Company accelerated the vesting of all of the Company’s outstanding unvested stock options. By accelerating these options, the Company will not be required to recognize any compensation expense in the current year or in future periods associated with these options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From 1994 through December 31, 2003, we operated as a real estate investment trust (REIT) for federal income tax purposes. On January 2, 2004, we acquired Kitchin Hospitality and relinquished our status as a REIT. With the closing of the acquisition, Kitchin Hospitality became our wholly owned subsidiary and we now both own and operate our Inns. Beginning in 2004, room rental revenues are received directly by us, and we bear all of the hotel operating and administrative costs and expenses. As of September 30, 2005, we owned 93 Jameson Inns and 16 Signature Inns, all of which are classified as being within the economy and mid-scale segments of the lodging industry. We did not purchase, build or expand any hotels in 2004 or during the nine months ended September 30, 2005. In addition to our ownership of our hotels, we also own billboards and other related assets.

Room revenues are affected by a number of factors, including the economy, demand for business and leisure travel, natural disasters, international conflicts, terrorist threat assessments and national security alert levels, regional and local economic factors, the availability of and retail price of oil and gasoline, oversupply of rooms in specific markets, the effects of penetration over the last several years by competitors into certain secondary and tertiary markets in which we have historically operated and direct competition as to room rates.

On July 1, 2005, we launched our Jameson Stock Awards program, a guest frequent stay program, which qualified participants receive shares of our common stock equal in value to ten percent of their room rates paid. The portions of the room rates we receive which are credited to stock awards under this program are not recorded as revenues but, instead, are considered to be contributions of capital for qualified participants and a liability for participants who have not yet qualified. Participants qualify to receive shares by completing stays for at least three nights during a twelve-month period.

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

Based on information from several observers of our industry and our recent experience, we expect demand for lodging services to continue to increase during the last quarter of 2005. As a result, we expect RevPAR growth to continue for the remaining of 2005 due primarily to an expected increase in business and leisure travel.

Management’s Priorities

Our highest priorities for the remainder of 2005 and the calendar year 2006 continue to be achieving RevPAR growth and the on-going re-branding of our Signature Inns to the Jameson Inn brand. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or additional franchising of the brand. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, entry into additional long-term debt financings, and engagement in related lines of new business. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives.

Results of Operations

Key Operating Statistics

The operating data tables below show certain historical financial and other information relating to our owned Inns included in continuing operations. We include in discontinued operations assets held for sale and assets sold whereby we do not enter into, or anticipate entering into, a franchise or other agreement which indicates the Company has some form of continuing involvement in the future cash flows of the disposed properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Jameson Inns:
Occupancy rate	64.1%	59.7%	59.9%	57.2%
ADR	$63.69	$61.34	$63.26	$59.69
RevPAR	$40.80	$36.64	$37.91	$34.11
Lodging revenues (000’s)	$20,755	$17,706	$56,037	$50,288
Room nights available	505,356	477,243	1,466,889	1,428,585

Signature Inns:
Occupancy rate	44.1%	49.5%	38.3%	42.4%
ADR	$69.20	$66.13	$67.39	$66.06
RevPAR	$30.49	$32.72	$25.81	$28.03
Lodging revenues (000’s)	$3,806	$5,236	$10,477	$13,588
Room nights available	122,054	155,388	395,002	462,786

Combined Jameson and Signature Brands:
Occupancy rate	60.2%	57.2%	55.3%	53.6%
ADR	$64.47	$62.36	$63.86	$60.93
RevPAR	$38.80	$35.67	$35.34	$32.62
Lodging revenues (000’s)	$24,561	$22,942	$66,514	$63,876
Room nights available	627,410	632,631	1,861,891	1,891,371

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenues

We recorded lodging revenues of approximately $24.6 million for the three months ended September 30, 2005 versus approximately $22.9 million during the same period in 2004, an increase of 7.1%. The increase in lodging revenues was a result of higher combined ADR and occupancy offset in part by approximately $128,000 in room rates credited to purchase stock under our Jameson Stock Awards program and a 0.8% decrease in the number of room nights available. During third quarter 2004, we sold two properties, resulting in a decrease of approximately 5,200 room nights available in third quarter 2005. These two Inns were not classified as a component of discontinued operations because they were sold with franchise agreements. The combined RevPAR increased 8.8% as a result of a 3.4% increase in ADR and 3.0 percentage point increase in our occupancy rate. RevPAR increased 11.4% for our Jameson Inns and decreased 6.8% for our Signature Inns.

Direct Lodging Expenses

Our direct lodging expenses increased 8.4% or approximately $991,000 in 2005 as a result of higher occupancy, sales and marketing, maintenance and utility expenses.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses decreased 14.2% or approximately $183,000 in 2005 primarily as a result of a property tax refund of approximately $254,000.

Depreciation

Our depreciation expense increased 17.8% or approximately $548,000 in 2005 as a result of the additions through the conversion and renovation programs.

Corporate General and Administrative

Our corporate general and administrative expense increased 48.6% or approximately $797,000 in 2005. The increase results mainly from costs associated with the Sarbanes-Oxley Act compliance project of approximately $410,000, higher payroll costs of approximately $495,000, start up costs associated with the Jameson Stock Awards Program of approximately $77,000, offset by decreases in other expenses including a one time non-cash charge of approximately $102,000 related to straight line rent accrual recorded in the same period of 2004.

Interest Expense

Our interest expense increased 30.3% or approximately $774,000 in 2005. The increase results from the increase of the weighted average interest rate on outstanding notes to 7.0% during third quarter 2005 compared to 5.3% during third quarter 2004, partially offset by reduced mortgage debt balances outstanding.

Early Extinguishment of Mortgage Notes

In the third quarter of 2005, we incurred approximately $164,000 in expense related to the early extinguishment of mortgage notes payable. We incur charges when we pay off a note before its maturity date and expense the unamortized deferred finance costs. We usually pay notes off early as a result of refinancing debt on an Inn or the sale of an Inn.

Gain on Sale of Property and Equipment

In the third quarter of 2004, we had a net gain of approximately $663,000 from the sale of two Inns which are now franchised.

Income Taxes

We do not expect to pay federal or state income taxes for the year ending December 31, 2005. After reviewing our third quarter 2005 financial results and updating our analysis on the realizability of deferred tax assets, we maintained a valuation allowance for 100% of the net deferred tax asset. During fourth quarter 2004, we determined that a full valuation allowance was necessary based on actual 2004 results and reversed income tax benefit previously recognized in the first three quarters of 2004.

Net Income from Continuing Operations

As a result of the above quarter over quarter changes in revenues and expenses, our net income from continuing operations decreased to approximately $1.3 million in the third quarter of 2005 compared to approximately $2.0 million in the same period of 2004.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues

We recorded lodging revenues of approximately $66.5 million for the nine months ended September 30, 2005 versus approximately $63.9 million during the same period in 2004, an increase of 4.1%. The increase in lodging revenue resulted from higher combined ADR and occupancy offset in part by approximately $128,000 in room rates credited to purchase the stock under our Jameson Stock Awards program and a 1.6% decrease in the number of room nights available. During nine months ended September 30, 2004, we sold four properties, resulting in a decrease of approximately 29,500 room nights available in the nine months ended September 30, 2005. These four Inns were not classified as a component of discontinued operations because they were sold with franchise agreements. The combined RevPAR increased 8.3% as a result of a 4.8% increase in ADR, and a 1.7 percentage point increase in occupancy. RevPAR increased 11.1% for our Jameson Inns and decreased 7.9% for our Signature Inns.

Direct Lodging Expenses

Our direct lodging expense increased 3.8% or approximately $1.3 million in 2005 as a result of higher occupancy, sales and marketing, maintenance and utility expenses.

Property and Other Taxes and Insurance

Our property and other taxes and insurance expenses increased 1.7% or approximately $64,000 in 2005 as a result of anticipated increases in tax rates relating to the upgrade of some of our existing Inns through refurbishment, renovation and conversion programs, offset by a property tax refund of approximately $254,000.

Depreciation

Our depreciation expense decreased less than 1.0% or approximately $3,000 in 2005 as a result of fewer rooms available and many of our shorter life assets still in use being fully depreciated, offset by the additions through the conversion and renovation programs.

Corporate General and Administrative

Our corporate general and administrative expense increased 33.8% or approximately $1.7 million in 2005. The increase results mainly from costs associated with the Sarbanes-Oxley Act compliance project of approximately $552,000, higher payroll costs of approximately $842,000, start up costs associated with the Jameson Stock Awards Program of approximately $348,000, and professional fees of approximately $92,000.

Interest Expense

Our interest expense increased 18.7% or approximately $1.5 million, in 2005. The increase was due to an increase of the weighted average interest rate on outstanding notes to 6.1% during the first nine months of 2005 compared to 5.2% during the same period in 2004.

Early Extinguishment of Mortgage Notes

In the first nine months of 2005, we incurred approximately $384,000 in expense related to the early extinguishment of mortgage notes. We incur charges when we pay off a note before its maturity date and expense the unamortized deferred finance costs. We usually pay notes off early as a result of refinancing debt on an Inn or the sale of an Inn.

Lease Termination Costs

For the first nine months of 2004, we recorded a lease termination expense of approximately $9.0 million as a result of the acquisition of Kitchin Hospitality, the former lessee of all our properties.

Gain on Sale of Property and Equipment

In the first nine months of 2005, we had a net gain of approximately $4,000 from the sale of a land parcel. In the first nine months of 2004, we had a net gain of approximately $732,000 on the sale of four Inns and two billboards.

Income Taxes

We do not expect to pay federal or state income taxes for the year ending December 31, 2005. After reviewing our third quarter 2005 financial results and updating our analysis on the realizability of deferred tax assets, we maintained a valuation allowance for 100% of the net deferred tax asset. During fourth quarter 2004, we determined that a full valuation allowance was necessary based on actual 2004 results and reversed income tax benefit previously recognized in the first three quarters of 2004.

Net Income (Loss) from Continuing Operations

As a result of the above period over period changes in revenues and expenses, our net income from continuing operations increased to approximately $1.7 million for the first nine months of 2005 compared to a net loss of approximately $3.1 million for the same period of 2004.

EBITDA- Supplemental Non-GAAP information

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	As Reported	Continuing Operations	Discontinued Operations	As Reported	Continuing Operations	Discontinued Operations
	(dollars in thousands)			(dollars in thousands)
Net income (loss) attributable to common stockholders	$1,674	$1,295	$379	$(17,719)	$(14,982)	$(2,737)
Depreciation	3,631	3,631	—	3,327	3,083	244
Interest expense	3,436	3,331	105	2,867	2,557	310
Income tax expense (benefit)	—	—	—	(463)	1,280	(1,743)

EBITDA	$8,741	$8,257	$484	$(11,988)	$(8,062)	$(3,926)

The items listed below have not been included as adjustments in the above calculation of EBITDA:

(Gain) loss on sale of property and equipment	$(48)	$—	$(48)	$(445)	$(663)	$218
Early extinguishment of mortgage notes	164	164	—	22	22	—
Impairment losses	—	—	—	4,394	50	4,344
Stock based compensation expense	152	152	—	102	102	—
Straight line rent adjustment	—	—	—	102	102	—
Preferred dividends	—	—	—	1,037	1,037	—
Loss on redemption of preferred stock	—	—	—	15,955	15,955	—

	$268	$316	$(48)	$21,167	$16,605	$4,562

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	As Reported	Continuing Operations	Discontinued Operations	As Reported	Continuing Operations	Discontinued Operations
	(dollars in thousands)			(dollars in thousands)
Net income (loss) attributable to common stockholders	$2,304	$1,668	$636	$(26,353)	$(23,461)	$(2,892)
Depreciation	9,944	9,944	—	10,752	9,947	805
Interest expense	9,910	9,280	630	8,769	7,817	952
Income tax benefit	—	—	—	(3,320)	(1,405)	(1,915)

EBITDA	$22,158	$20,892	$1,266	$(10,152)	$(7,102)	$(3,050)

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Gain on sale of property and equipment	$(341)	$(4)	$(337)	$(767)	$(732)	$(35)
Early extinguishment of mortgage notes	383	383	—	32	32	—
Impairment losses	—	—	—	4,394	50	4,344
Stock based compensation expense	275	275	—	297	297	—
Straight line rent adjustment	—	—	—	102	102	—
Lease termination costs	—	—	—	8,954	8,954	—
Preferred dividends	—	—	—	4,372	4,372	—
Loss on redemption of preferred stock	—	—	—	15,955	15,955	—

	$317	$654	$(337)	$33,339	$29,030	$4,309

We use EBITDA to measure the financial performance of our operations because it excludes interest, income taxes, depreciation and amortization, which bear little or no relationship to our hotel operating performance. EBITDA from continuing operations also excludes those items which relate to net income (loss) from discontinued operations. By excluding interest expense, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial performance of our operations excluding factors that its hotels cannot control. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA and EBITDA from continuing operations provides information that is relevant and useful in evaluating our business.

However, because EBITDA excludes depreciation, it does not measure the capital required to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest paid on outstanding debt nor does it show trends in interest costs due to changes in borrowings or changes in interest rates. Our definition of EBITDA may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) (and in the case of EBITDA from continuing operations, to net income (loss) from continuing operations), which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity.

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

Our short-term liquidity needs include funds for operating expenses, interest and principal payments on our outstanding indebtedness and funds for capital expenditures including the on-going conversions of Signature Inn hotels. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash on hand, and if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of hotel property development, including the rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our lines of credit and potentially through the issuance of additional equity securities or through joint ventures. In March 2005, we raised $25.5 million from the 8.46% Junior Subordinated Notes issued in connection with the trust preferred securities offering. Additionally, in September 2005, we raised $35.0 million from the 7.0% Convertible Senior Subordinated Notes issued in a private placement. The net proceeds were used to retire current and other indebtedness and for general corporate purposes.

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

Operating

Cash flow from operating activities, which excludes the cash flow from discontinued operations, for the nine months ended September 30, 2005 totaled $12.1 million, compared to $13.6 million for the same period in 2004. Working capital changes, including receivables, accruals, payables, and inventories, accounted for approximately $539,000 use of cash during the nine months ended September 30, 2005. This was predominantly due to an increase in accounts receivable, other receivables, accrued property taxes, accounts payable and accrued expenses as a result of timing differences and increases in revenues, partially offset by a decrease in inventory and accrued payroll. In the same period in 2004, changes in working capital items accounted for approximately $1.2 million use of cash.

We use cash flow from operating activities to fund our operating expenses, debt service requirements and capital expenditures.

Investing

We invested a total of $10.7 million in existing properties during the nine months ended September 30, 2005. Additions to property and equipment represent capital expenditures for refurbishing and renovating existing Inns and converting five Signature Inns to the Jameson brand.

We plan to spend approximately $19.0 million during 2005 on refurbishment, renovation and conversion projects of existing Inns. These capital expenditures are expected to be funded from operating cash flows, net proceeds from the disposition of hotels and possibly additional borrowings. The 2005 capital budget includes costs to convert several more of our Signature Inns to our more recognizable Jameson Inn brand. During the first nine months of 2005, we have completed the renovation and conversion of three Signature Inns to Jameson Inns, and substantially completed the renovation and conversion of two others. The total cost in 2004 and 2005 of all five conversions was approximately $8.5 million, which included the cost of significantly changing the exterior appearance of one of these Inns. We plan to begin converting four additional Signature Inns and renovating several additional Jameson Inns before December 31, 2005. Additionally, in October 2005, we decided to remove two of the four Signature Inns currently classified as held for sale. We plan to retain and convert them to the Jameson Inn brand. The local markets in which these two Inns are located are performing well relative to prior years. Our plan, subject to the success of the converted Inns, is to renovate and convert the remaining Signature Inns, excluding the two remaining Inns held-for-sale which we intend to sell. The renovation and conversion for the remaining 12 properties are expected to be completed over the next several years.

Financing

Our net cash provided by financing activities during the nine months ended September 30, 2005 totaled approximately $1.9 million. This amount included net proceeds of approximately $25.5 million from the Junior Subordinated Notes issued in connection with the trust preferred securities offering and proceeds of $35.0 million from the Convertible Senior Subordinated Notes issued in a private placement, offset by repayments of mortgage notes and related deferred finance costs and lines of credit of approximately $58.6 million.

At September 30, 2005, our outstanding indebtedness was approximately $195.3 million, $133.2 million of which was secured by mortgages covering 78 of our 109 owned Inns. In addition, as of September 30, 2005, we had availability of $10.5 million on our lines of credit. Current maturities at September 30, 2005 include scheduled principal payments of approximately $4.9 million for the next twelve months. We have no loans maturing in the next twelve months.

Our policy historically has been to finance all of the costs of developing new Inns and expanding existing Inns. However, now that we no longer have the requirement to pay annually $6.7 million in preferred dividends, we have greater cash flow to invest in our business. Nevertheless, incurring additional debt is likely to be a significant means of financing any substantial growth in the future.

Future indebtedness we incur may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We may also use the proceeds from any of our borrowings for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns. We have 31 Inns which are presently not subject to mortgage liens. Most of our mortgage indebtedness is with recourse to us.

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

Jameson Stock Awards

On July 1, 2005 we launched the Jameson Stock Awards program. Under the Jameson Stock Awards program participants who qualify by staying in any of our hotels at least three nights during a twelve-month period receive stock valued at ten percent of their room rate paid (excluding taxes and other charges). The stock is issued monthly and is valued at the average of the closing prices of the stock on the Nasdaq National Market for the last five trading days of each month. In our financial statements beginning in the third quarter of 2005, the amounts credited to the issuance of these shares have not been reflected as revenues in our statements of operations, but are recorded as additions to our stockholders’ equity with respect to shares actually issued or issuable to qualified participants and as a liability with respect to shares which may be awarded in the future to participants who have not yet qualified.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited, and may in the future limit, our ability to raise room rates in the face of inflation.

Seasonality

Our business is seasonal in nature, with the months from April through September generally accounting for a greater portion of annual lodging revenues than the months from October through March. Therefore, our results for any quarter may not be indicative of the results that may be achieved for a full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages, fuel shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflicts, regional economic downturn, fuel shortages, natural disaster or poor weather conditions should occur during the year, the adverse impact to our lodging revenues could likely be greater as a result of our seasonal business.

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

Accounting for Income Taxes

Effective January 1, 2004, we relinquished our status as a REIT for federal income tax purposes and became a taxable corporation. As a REIT, we did not record income taxes or related deferred taxes for financial reporting purposes. We did not recognize any income tax benefit for 2004 and during the first nine months of 2005 since we are uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. Accordingly, we have a full valuation allowance against our net deferred tax asset at September 30, 2005 and December 31, 2004. We have based this decision on our cumulative history of losses in accordance with SFAS No. 109, Accounting for Income Taxes.

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

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about the effects of the relinquishment of our status as a real estate investment trust and our acquisition of Kitchin Hospitality, LLC on January 2, 2004, changes in interest rates, our franchising, conversions and expansion plans, acquisition or leasing of additional land parcels, construction of new Inns and expansion of existing Inns, disposition of land parcels and Inns, access to debt financing and capital, future corporate strategies and direction, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel, the national economic slowdown and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our properties and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	refurbish and rebrand our Signature Inns;

•	refinance on acceptable terms our indebtedness as it becomes due;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;

•	successfully administer our Jameson Stock Awards guest loyalty program;

•	acquire hotels that meet our investment criteria;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	secure construction and permanent financing on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	contract for the construction of new Inns and expansions of existing Jameson Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Uncertainties we might encounter in our change to a tax-paying entity from a REIT.

•	Changes in rates of interest we pay on our mortgage indebtedness.

•	The business opportunities (or lack of opportunities) that may be presented to and pursued by us.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various risks we incur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, approximately 49.5% of our debt was subject to interest rates adjustable to a spread above the prime rate or Treasury Securities, primarily with twelve month interest readjustment dates. As of September 30, 2005, we had debt obligations of $195.2 million, of which 18.6% or $36.5 million were fixed rate debt securities secured by individual Inns. $27.1 million of the debt obligations were uncollateralized debentures from the Trust Preferred offering. $35.0 million of the debt obligations were the Convertible Securities. Both debt obligations for the Trust Preferred and the Convertible Securities were at fixed interest rates and are unsecured. Thus, our total fixed rate indebtedness was 50.5% of total debt.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The private placement of our 7% Convertible Senior Subordinated Notes due 2010 was reported in our Current Report on Form 8-K filed on September 30, 2005 and that disclosure is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

On November 8, 2005, the Company issued a press release announcing its financial results for the third quarter of 2005. This information is being furnished for purposes of Regulation FD and is not deemed filed. A copy of this press release is furnished as Exhibit 99.1 to this report.

ITEM 6. EXHIBITS

(a)	Exhibits

4.1	Copy of the Registration Rights Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers under the Securities Purchase Agreement listed as Exhibit 10.1 is incorporated by reference to Exhibit 4.1 of the Current Report filed by the registrant on September 30, 2005.

4.2	Form of 7.0% Convertible Senior Subordinated Note Due 2010 is incorporated by reference to Exhibit 4.2 of the Current Report filed by the registrant on September 30, 2005.

10.1	Copy of the Securities Purchase Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers as defined therein is incorporated by reference to Exhibit 10.1 of the Current Report filed by the registrant on September 30, 2005.

10.2	Loan Agreement dated as of August 24, 2005, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Wilmington, North Carolina; Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,690,000; Environmental Indemnity Agreement; Undertaking Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc.

10.3	Schedule of documents substantially similar to Exhibit 10.2

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for the third quarter 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: November 8, 2005	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Martin D. Brew
Martin D. Brew
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
4.1	Copy of the Registration Rights Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers under the Securities Purchase Agreement listed as Exhibit 10.1 is incorporated by reference to Exhibit 4.1 of the Current Report filed by the registrant on September 30, 2005.

4.2	Form of 7.0% Convertible Senior Subordinated Note Due 2010 is incorporated by reference to Exhibit 4.2 of the Current Report filed by the registrant on September 30, 2005.

10.1	Copy of the Securities Purchase Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers as defined therein is incorporated by reference to Exhibit 10.1 of the Current Report filed by the registrant on September 30, 2005.

10.2	Loan Agreement dated as of August 24, 2005, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Wilmington, North Carolina; Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,690,000; Environmental Indemnity Agreement; Undertaking Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc.

10.3	Schedule of documents substantially similar to Exhibit 10.2.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release announcing financial results for third quarter 2005.