Form 10-K/A
period 2004-12-31
JAMESON INNS INC
filed 2005-12-20
CIK 914373

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

This Amendment is being filed to address comments received from the staff of the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders held June 21, 2005 are incorporated by reference into Part III.

AMENDMENT NO. 1

TO

FORM 10-K

JAMESON INNS, INC.

ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2004

Explanatory Note

This Amendment is being filed to address comments received from staff of the Securities and Exchange Commission.

i

JAMESON INNS, INC.

AMENDMENT NO. 1

TO

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

Jameson Stock Awards

We have filed a registration statement with the Securities and Exchange Commission covering the proposed issuance of shares of our common stock pursuant to our proposed Jameson Stock Awards program. Under the Jameson Stock Awards program participants who qualify by staying in any of our hotels at least three nights during a twelve-month period would receive stock valued at ten percent of their room rate paid (excluding taxes and other charges). The stock will be issued monthly and is valued at the average of the closing prices of the stock on the Nasdaq National Market for the last five trading days of each month. In our financial statements, the amounts credited to the issuance of these shares will be recorded as a reduction to lodging revenues, with the amounts attributable to shares which are actually issued or issuable to qualified participants being recorded as additions to our stockholders’ equity and the amounts attributable to shares which may be awarded in the future to participants who have not yet qualified being recorded as a liability.

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

Comparison of the Year Ended December 31, 2004 to the Pro Forma Year Ended December 31, 2003

For fiscal 2004, we recorded lodging revenues of $82.6 million versus pro forma lodging revenues of $82.8 million in 2003. Revenues were relatively flat due to a 3.1% rise in RevPAR in 2004, offset by fewer room nights available to rent and a decline in other revenues not included in the calculation of RevPAR in 2004. During 2004, we sold four properties, resulting in a decrease of approximately 29,500 room nights available in the twelve months ended December 31, 2004. These four Inns were not classified as a component of discontinued operations because they were sold with franchise agreements. In 2004 occupancy rates for our hotels increased from 51.7% to 51.8%. Most of our increase in RevPAR is a result of a $1.73 increase in our ADR. Our owned Jameson Inns increased RevPAR by 5.4% in 2004 as a result of a 1.1 point increase in occupancy and a $1.96 increase in ADR. Our Signature Inn RevPAR decreased 4.9% in 2004 as a result of a 2.8 point decrease in occupancy, partially offset by a $1.18 increase in ADR.

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

Our corporate general and administrative expenses increased approximately $1.7 million in 2004.

The increase results primarily from approximately $900,000 increase in payroll related costs, $300,000 increase in audit fees, $268,000 in costs related to the organization and launch of our Jameson Stock Awards program and $232,000 increase in other expenses. Payroll costs increased due to additional staffing, mainly in the marketing department, salary increases and bonus expense that exceeded those recorded in 2003. We expect to incur higher professional fees and expenses in 2005 related to our Sarbanes-Oxley compliance efforts and the launch of our Jameson Stock Awards program and higher payroll expenses, primarily performance bonuses, to reflect our anticipated performance improvements, assuming they in fact occur.

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

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net loss attributable to common stockholders	$(34,106)	$(7,534)	$(5,932)
Depreciation(1)	13,902	17,601	19,728
Interest expense(1)	11,611	12,894	14,934

EBITDA	$(8,593)	$22,961	$28,730

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Gain on sale of property and equipment(1)	(802)	(59)	(568)
Early extinguishment of mortgage notes	66	211	62
Loss on impairment of real estate(1)	6,648	1,310	—
Stock based compensation expense	400	410	417
Straight line rent adjustment	102	—	—
Lease termination	8,954	—	—
Preferred dividends	4,372	6,669	6,668
Loss on redemption of preferred stock	15,955	—	—

	$35,695	$8,541	$6,579

(1)	Includes amounts related to discontinued operations.

We use EBITDA to measure the financial performance of our operations because it excludes interest, income taxes, and depreciation, which bear little or no relationship to hotel operating performance. EBITDA from continuing operations also excludes those items which relate to net loss from discontinued operations. By excluding interest expense, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our hotel operating performance cannot control. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA and EBITDA from continuing operations provide information that is relevant and useful in evaluating our business.

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

Liquidity and Capital Resources

Overview

Prior to 2004, we were organized as a REIT and were required to distribute to stockholders at least 90% of our taxable income. The relinquishment of our status as a REIT in January 2004 eliminated this requirement. However, by relinquishing our status as a REIT beginning in 2004, we are subject to payment of federal and state income taxes. We did not pay federal or state income taxes for the year ended December 31, 2004 because we incurred taxable losses for tax reporting purposes during 2004. In addition, due to the acquisition of Kitchin Hospitality on January 2, 2004, we are now exposed to greater business risks, including the fluctuation of cash flows related to the operation of hotels due to the seasonal nature of our business. Our hotel revenues are generally greater in the second and third quarters than in the first and fourth quarters.

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

Cash Flows From Operating Activities

Cash flow from operating activities, which excludes the cash flow from discontinued operations, for the year ended December 31, 2004 totaled $18.4 million, compared to $15.3 million for the same period in 2003. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like depreciation and amortization, loss on impairment of real estate, early extinguishment of debt, lease termination costs and gain on disposal of property and equipment) totaled approximately $16.8 million. Working capital changes, including receivables, accruals, payables, and inventories, generated approximately $1.6 million of cash during 2004. This was predominantly due to an increase in accrued property taxes, accounts payable and accrued expenses as a result of timing differences, partially offset by a increase in accounts receivable, inventory and other receivables.

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

Our variable debt consists primarily of individual property mortgages that adjust one time per year to an average spread above the prime rate or a Treasury securities rate. The adjustment dates vary for each mortgage loan, as indicated in the table above, and the adjusted rate will apply for the following one-year period. Our variable rate debt consists of $42.4 million that has an average spread of 297 basis points above US Treasury security indices and $129.2 million that has an average spread of 31 basis points above the prime rate. The US Treasury security indices are the weekly or monthly average yields on U.S. Treasury securities adjusted to constant maturities. Yields on Treasury securities at constant maturity are determined by the U.S. Treasury from the daily yield curve. The daily yield curve is based on the closing market bid yields on actively traded Treasury securities in the over-the-counter market. The prime rate is the interest rate published in the Wall Street Journal, Eastern Edition, and is described as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks.

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

Contractual Obligations

The table below summarizes our significant contractual obligations and commitments as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Long-Term Debt Obligations(1)	$236,297,252	$60,157,337	$94,052,817	$29,647,615	$52,439,483
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,421,034	1,887,050	1,194,792	911,138	3,428,054
Purchase Obligations	—	—	—	—	—

Total	$243,718,286	$62,044,387	$95,247,609	$30,558,753	$55,867,537

(1)	Includes estimated principal and interest payments based on the stated interest rates in effect as of December 31, 2004.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements of Jameson Inns, Inc.

        2. Financial Statement Schedules of Jameson Inns, Inc.

(a)    (3) The following exhibits are filed as part of this Amendment No. 1 to Annual Report or incorporated herein by reference:

Exhibit Number	Description
3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 9, 2004 incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

Exhibit Number	Description
10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.25 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.26 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.27 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.28 —	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999, by and among Jameson Inns, Inc., the City of Elkhart, Indiana, Bank One Trust Company, NA as Escrow Trustee and Bank One Trust Company, NA as Prior Trustee; Specimen Irrevocable Letter of Credit dated December 22, 1999 for the benefit of bondholders for the account of Jameson Inns, Inc.;

Exhibit Number	Description
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

10.38 —	Schedule of documents substantially similar to Exhibit 10.31 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.39 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.40 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.41 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.42 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.43 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.44 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.45 —	Employment Agreement with William D. Walker dated February 19, 2004 incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.46 —	Schedule of documents substantially similar to Exhibit 10.45 incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.47 —	Loan Agreement dated as of December 31, 2004, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.48 —	Schedule of documents substantially similar to Exhibit 10.47 incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.49 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.50 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

10.51 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.52 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

10.53 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

10.54 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

Exhibit Number	Description
10.55 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005 incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.56 —	Lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004 incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2004

21.1 —	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on December 20, 2005.

JAMESON INNS, INC.

By:	/s/ CRAIG R. KITCHIN
Craig R. Kitchin, President

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jameson Inns, Inc.

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31
	2004	2003	2002
Lodging revenues	$82,589,556	$—	$—
Other revenues	475,450	89,122	77,971
Lease revenues	—	36,438,912	36,464,349

Total revenues	83,065,006	36,528,034	36,542,320

Direct lodging expenses	44,551,348	—	—
Property and other taxes and insurance	5,412,523	5,550,558	5,007,958
Depreciation	13,096,668	16,292,791	17,962,357
Corporate general and administrative	7,458,796	2,797,676	2,318,239
Interest expense	10,243,858	11,412,430	13,267,903
Early extinguishment of mortgage notes	66,240	211,009	62,153
Acquisition costs	—	1,605,000	—
Lease termination costs	8,954,361	—	—
Loss on impairment of real estate	50,000	710,000	—
Gain on sale of property and equipment	(766,707)	(56,086)	(567,632)

Total expenses	89,067,087	38,523,378	38,050,978

Loss before income taxes and discontinued operations	(6,002,081)	(1,995,344)	(1,508,658)

Deferred tax benefit due to change in taxable status	(1,397,672)	—	—
Income tax expense	1,397,672	—	—

Net loss from continuing operations	(6,002,081)	(1,995,344)	(1,508,658)

(Loss) income from discontinued operations	(1,214,516)	1,726,659	2,244,626
Loss on impairment related to discontinued operations	(6,597,701)	(600,000)	—
Gain on sale of discontinued operations	35,038	3,411	—

Net (loss) income from discontinued operations	(7,777,179)	1,130,070	2,244,626

Net (loss) income	(13,779,260)	(865,274)	735,968
Preferred stock dividends	4,371,706	6,668,760	6,668,441
Loss on redemption of preferred stock	15,954,925	—	—

Net loss attributable to common stockholders	$(34,105,891)	$(7,534,034)	$(5,932,473)

Per common share (basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.82)	$(0.77)	$(0.73)

(Loss) income from discontinued operations	$(0.24)	$0.10	$0.20

Net loss attributable to common stockholders	$(1.06)	$(0.67)	$(0.53)

Weighted average shares—basic and diluted	32,260,713	11,308,041	11,250,021

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock Series A	Preferred Stock Series S	Common Stock	Contributed Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2001	$1,272,727	$2,191,500	$1,172,991	$108,974,581	$(2,900,785)	$(4,095,608)	$106,615,406
Issuance of common stock	—	—	4,132	107,581	—	—	111,713
Issuance of restricted stock grants	—	—	11,240	396,215	(407,455)	—	—
Forfeiture of restricted stock grants	—	—	(2,065)	(76,720)	70,992	—	(7,793)
Vesting of restricted stock grants	—	—	—	—	424,904	—	424,904
Common stock dividends ($.20 per share)	—	—	—	(2,343,275)	—	—	(2,343,275)
Preferred stock dividends—Series S ($1.70 per share)	—	—	—	(3,725,261)	—	—	(3,725,261)
Preferred stock dividends—Series A ($2.31 per share)	—	—	—	(2,207,212)	—	(735,968)	(2,943,180)
Net income	—	—	—	—	—	735,968	735,968

Balance at December 31, 2002	1,272,727	2,191,500	1,186,298	101,125,909	(2,812,344)	(4,095,608)	98,868,482
Issuance of common stock	—	—	3,791	106,856	—	—	110,647
Issuance of restricted stock grants	—	—	6,645	138,881	(145,526)	—	—
Forfeiture of restricted stock grants	—	—	(3,899)	(214,240)	203,719	—	(14,420)
Vesting of restricted stock grants	—	—	—	—	424,007	—	424,007
Common stock dividends ($.15 per share)	—	—	—	(1,786,984)	—	—	(1,786,984)
Preferred stock dividends—Series S ($1.70 per share)	—	—	—	(3,725,580)	—	—	(3,725,580)
Preferred stock dividends—Series A ($2.31 per share)	—	—	—	(2,943,180)	—	—	(2,943,180)
Net loss	—	—	—	—	—	(865,274)	(865,274)

Balance at December 31, 2003	1,272,727	2,191,500	1,192,835	92,701,662	(2,330,144)	(4,960,882)	90,067,698
Issuance of common stock	—	—	398	3,544	—	—	3,942
Secondary stock offering	—	—	4,300,000	72,644,464	—	—	76,944,464
Acquisition of Kitchin Hospitality	—	—	215,337	5,749,487	—	—	5,964,824
Forfeiture of restricted stock grants	—	—	(3,307)	(107,696)	83,695	—	(27,308)
Vesting of restricted stock grants	—	—	—	—	427,291	—	427,291
Preferred stock dividends—Series S ($1.08 per share)	—	—	—	(2,442,309)	—	—	(2,442,309)
Preferred stock dividends—Series A ($1.52 per share)	—	—	—	(1,929,397)	—	—	(1,929,397)
Redemption of Preferred Stock	(1,272,727)	(2,191,500)	—	(56,243,824)	—	—	(59,708,051)
Net loss	—	—	—	—	—	(29,734,185)	(29,734,185)

Balance at December 31, 2004	$—	$—	$5,705,263	$110,375,931	$(1,819,158)	$(34,695,067)	$79,566,969

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

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The disposition of two other inns sold in 2002 was accounted for under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Be Disposed of, since they were classified as held for sale prior to the adoption of SFAS No. 144 on January 1, 2002. As a result, these properties were excluded from reporting in discontinued operations. The Company did not recognize any impairment charges during 2002.

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

The Director Stock Option Plan (1995 Director Plan) reserved 150,000 shares of common stock to attract and retain qualified independent directors. This plan provides that, upon election to the Board of Directors, each

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

director will receive options to purchase 25,000 shares of common stock at the then current market price; such options are fully vested upon issuance. In addition, the Company adopted the 1997 Director Stock Option Plan (1997 Director Plan) which reserved 200,000 shares of common stock. Upon each subsequent annual shareholders meeting, each independent director will also be granted an option to purchase 5,000 shares at the then current market price with all shares becoming fully vested upon issuance. The weighted average fair value of stock options granted during 2004, 2003 and 2002 were $1.51, $1.27 and $2.03, respectively.

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

Compensation expense resulting from the restricted stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant and is recorded over the respective vesting periods using the straight line method, net of forfeitures. The expense recorded was $399,983, $409,587, and $417,114 in 2004, 2003, and 2002, respectively. The Company did not issue any restricted stock grants in 2004. In 2003, the Company granted 66,450 shares with the weighted average grant date fair value of $2.19. In 2002, the Company granted 116,250 shares with the weighted average grant date fair value of $3.74.

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

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for 2004 and 2003:

	2004 Quarters
	First (a)	Second	Third (b)	Fourth (c)
Lodging revenues	$18,798,349	$22,136,246	$22,941,786	$18,713,175
Income from operations	$1,893,385	$4,431,590	$5,256,675	$964,021
Discontinued operations	$(294,627)	$28,058	$(2,737,162)	$(4,773,448)
Net (loss) income	$(6,411,972)	$1,112,565	$(726,631)	$(7,753,222)
Net loss attributable to common stockholders	$(8,079,162)	$(554,604)	$(17,718,913)	$(7,753,212)
Loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.04)	$(0.40)	$(0.14)

	2003 Quarters
	First	Second	Third	Fourth
Lease revenues	$8,396,039	$9,951,260	$9,709,014	$8,382,599
Income from operations	$1,920,581	$3,762,701	$3,746,599	$2,457,128
Discontinued operations	$431,352	$427,942	$412,744	$(141,968)
Net (loss) income	$(615,230)	$1,404,083	$629,259	$(2,283,386)
Net loss attributable to common stockholders	$(2,282,420)	$(263,107)	$(1,037,931)	$(3,950,576)
Loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.02)	$(0.09)	$(0.35)

Reported amounts differ from amounts previously reported in Forms 10-Q due to reclassifications related to discontinued operations (see note 8).

(a)	The Company recorded an expense of approximately $9.0 million in termination costs in connection with the acquisition of Kitchin Hospitality (see note 3).
(b)	The Company recorded a charge of approximately $16.0 million to net income attributable to common stockholders in connection with redemption of the preferred stocks (see note 7).
(c)	The Company recorded an income tax valuation allowance of approximately $5.0 million based on its updated assessment of realizability on deferred tax assets given the Company’s performance in fourth quarter (see note 10).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Jameson Inns, Inc.

December 31, 2004

Column A	Column B	Column C				Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
Year Ended December 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$175,949		$110,985	(B)	$177,058	(A)	$109,876
Valuation allowance for deferred tax assets	$—	$6,092,286	(C)	$—		$—		$6,092,286

(A)	Charge-offs/adjustments for uncollectible amounts, net
(B)	Amount represents allowance for doubtful accounts of Kitchin Hospitality at date of acquisition
(C)	Valuation allowance was recorded based the Company’s review of its estimate of realization of deferred tax assets in accordance with SFAS No. 109

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

Jameson Inns, Inc.

As of December 31, 2004

		Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Property	Mortgage Debt	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Alabama:
Albertville	$1,188,412	$174,000	$—	$418	$1,252,061	$174,418	$1,252,061	$1,426,479	$543,998	1994	1994	(e	)
Alexander City	1,333,089	160,086	—	—	1,971,907	160,086	1,971,907	2,131,993	809,372	1994	1994	(e	)
Arab	1,056,365	131,554	—	—	1,194,453	131,554	1,194,453	1,326,007	464,817	1995	1995	(e	)
Auburn	981,791	227,000	—	—	1,462,508	227,000	1,462,508	1,689,508	500,621	1997	1996	(e	)
Bessemer	1,597,691	327,192	—	—	2,384,438	327,192	2,384,438	2,711,630	646,995	1999	1998	(e	)
Decatur	1,379,617	201,629	—	—	2,220,768	201,629	2,220,768	2,422,397	722,086	1996	1995	(e	)
Eufaula	931,767	228,869	—	5,575	1,396,328	234,444	1,396,328	1,630,772	528,324	1996	1995	(e	)
Florence	1,592,426	313,579	—	1,202	2,185,322	314,781	2,185,322	2,500,103	835,364	1996	1995	(e	)
Greenville	752,414	228,511	—	—	1,621,400	228,511	1,621,400	1,849,911	507,748	1996	1996	(e	)
Jasper	1,338,655	225,633	—	—	2,531,242	225,633	2,531,242	2,756,875	776,549	1997	1997	(e	)
Oxford	1,846,010	307,635	—	(340)	2,516,982	307,295	2,516,982	2,824,277	794,950	1997	1996	(e	)
Ozark	593,229	176,148	—	—	1,298,829	176,148	1,298,829	1,474,977	517,759	1995	1994	(e	)
Prattville	1,420,976	319,736	—	—	2,463,657	319,736	2,463,657	2,783,393	629,414	1998	1998	(e	)
Scottsboro	1,539,141	324,732	—	—	2,559,063	324,732	2,559,063	2,883,795	742,755	1998	1998	(e	)
Selma	1,285,134	143,812	—	22,773	2,171,872	166,585	2,171,872	2,338,457	972,095	1992	1991	(d	)
Sylacauga	1,651,760	224,476	—	(1)	2,538,736	224,475	2,538,736	2,763,211	787,361	1997	1997	(e	)
Trussville	1,196,012	425,438	—	1,377	2,527,516	426,815	2,527,516	2,954,331	818,169	1998	1997	(e	)
Tuscaloosa	1,363,385	—	—	—	2,548,264	—	2,548,264	2,548,264	771,258	1997	1996	(e	)
Florida:
Crestview	1,574,167	471,426	—	10	3,180,518	471,436	3,180,518	3,651,954	849,895	2000	1998	(e	)
Jacksonville	2,216,316	679,519	—	1,448	4,498,311	680,967	4,498,311	5,179,278	1,209,358	2000	1998	(e	)
Lake City	1,564,874	391,456	—	—	3,215,486	391,456	3,215,486	3,606,942	890,241	1999	1998	(e	)
Lakeland	1,875,980	618,636	—	—	3,791,967	618,636	3,791,967	4,410,603	981,548	2000	1999	(e	)
Ormond Beach	1,820,545	497,099	—	10,859	3,835,679	507,958	3,835,679	4,343,637	1,025,774	2000	1998	(e	)
Palm Bay	2,011,104	418,745	—	(11)	3,955,683	418,734	3,955,683	4,374,417	983,283	2000	1999	(e	)
Georgia:
Albany	1,950,000	265,344	—	92,308	1,981,535	357,652	1,981,535	2,339,187	793,848	1995	1994	(e	)
Americus	875,735	131,629	—	72,297	2,709,447	203,926	2,709,447	2,913,373	1,265,552	1992	1991	(d	)
Bainbridge	2,025,000	125,000	—	—	1,800,002	125,000	1,800,002	1,925,002	725,939	1994	1994	(e	)
Brunswick	1,407,036	175,275	—	—	1,990,570	175,275	1,990,570	2,165,845	834,889	1995	1994	(e	)
Calhoun	1,315,809	113,722	—	18,008	2,257,251	131,730	2,257,251	2,388,981	1,006,338	1988	1988	(d	)
Carrollton	1,879,075	225,000	—	50,029	1,914,792	275,029	1,914,792	2,189,821	767,040	1994	1993	(e	)
Conyers	1,544,254	301,128	—	—	2,541,535	301,128	2,541,535	2,842,663	870,582	1996	1996	(e	)
Corporate	1,000	—	441,906	—	57,492	—	499,398	499,398	254,639

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(CONTINUED)

Jameson Inns, Inc.

As of December 31, 2004

		Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Property	Mortgage Debt	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Dalton	1,501,074	546,257	—	1,550	2,338,029	547,807	2,338,029	2,885,836	637,637	1998	1998	(e	)
Dublin	767,651	—	—	—	1,533,528	—	1,533,528	1,533,528	554,423	1997	1997	(e	)
Jesup	1,412,308	89,917	—	14,239	2,291,337	104,156	2,291,337	2,395,493	1,181,180	1990	1990	(d	)
Kingsland	909,086	283,432	—	—	1,514,239	283,432	1,514,239	1,797,671	494,039	1998	1997	(e	)
Lagrange	1,732,390	200,073	—	—	2,100,883	200,073	2,100,883	2,300,956	728,432	1996	1995	(e	)
Newnan	1,837,855	529,377	—	1,006	3,825,091	530,383	3,825,091	4,355,474	947,652	2000	1998	(e	)
Pooler	2,400,000	501,223	—	—	3,196,667	501,223	3,196,667	3,697,890	851,686	2000	1998	(e	)
Rome	2,056,345	254,849	—	—	3,849,844	254,849	3,849,844	4,104,693	1,068,203	1999	1998	(e	)
Thomaston	1,173,757	157,181	—	(50,110)	2,241,953	107,071	2,241,953	2,349,024	1,095,103	1990	1990	(d	)
Thomasville	975,522	331,161	—	—	1,622,954	331,161	1,622,954	1,954,115	504,256	1998	1998	(e	)
Valdosta	1,319,346	166,632	—	—	1,889,480	166,632	1,889,480	2,056,112	809,235	1995	1994	(e	)
Warner Robins	1,602,461	365,853	—	—	2,151,637	365,853	2,151,637	2,517,490	742,210	1997	1997	(e	)
Waynesboro	1,200,000	142,501	—	—	1,413,051	142,501	1,413,051	1,555,552	546,906	1996	1995	(e	)
Waycross	1,412,302	87,000	—	13,777	2,172,494	100,777	2,172,494	2,273,271	957,598	1993	1992	(e	)
Illinois:
Normal	3,744,614	1,076,916	5,163,743	—	720,907	1,076,916	5,884,650	6,961,566	1,355,572	—	1999	(e	)
Peoria	3,233,985	817,523	4,886,124	—	1,118,905	817,523	6,005,029	6,822,552	1,599,609	—	1999	(e	)
Indiana:
Carmel	3,063,572	684,321	3,730,497	—	513,492	684,321	4,243,989	4,928,310	899,891	—	1999	(e	)
Elkhart	2,800,000	637,753	5,834,950	—	538,456	637,753	6,373,406	7,011,159	1,381,111	—	1999	(e	)
Fort Wayne	2,579,320	473,564	3,062,301	—	620,822	473,564	3,683,123	4,156,687	860,637	—	1999	(e	)
Indy Castleton	2,589,193	584,039	5,241,877	—	630,313	584,039	5,872,190	6,456,229	1,252,653	—	1999	(e	)
Indy South	2,212,625	180,071	1,824,161	—	714,706	180,071	2,538,867	2,718,938	885,958	—	1999	(e	)
Indy West	4,234,969	916,161	5,236,594	—	615,936	916,161	5,852,530	6,768,691	1,215,555	—	1999	(e	)
Kokomo	1,917,317	527,376	3,720,270	(5,843)	1,104,016	521,533	4,824,286	5,345,819	1,299,270	—	1999	(e	)
Lafayette	2,287,756	403,849	3,970,336	—	830,218	403,849	4,800,554	5,204,403	1,372,972	—	1999	(e	)
Muncie	2,013,853	407,065	3,392,767	—	500,420	407,065	3,893,187	4,300,252	953,673	—	1999	(e	)
South Bend	2,300,780	585,531	5,836,122	—	843,492	585,531	6,679,614	7,265,145	1,369,547	—	1999	(e	)
Kentucky:
Louisville East	4,586,093	585,491	6,973,653	—	1,183,304	585,491	8,156,957	8,742,448	1,672,572	—	1999	(e	)
Louisville South	4,218,346	644,870	6,509,901	—	2,287,825	644,870	8,797,726	9,442,596	2,051,978	—	1999	(e	)
Richmond	1,879,274	607,095	—	2,858	4,023,890	609,953	4,023,890	4,633,843	931,491	2001	1999	(e	)
Louisiana:
Lafayette	2,455,133	433,291	—	204,546	4,811,150	637,837	4,811,150	5,448,987	1,150,699	2001	1999	(e	)
Shreveport	2,003,149	531,041	—	8,409	4,017,647	539,450	4,017,648	4,557,098	945,095	2001	1999	(e	)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(CONTINUED)

Jameson Inns, Inc.

As of December 31, 2004

		Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Property	Mortgage Debt	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
West Monroe	2,527,909	495,209	—	—	3,999,202	495,209	3,999,202	4,494,411	763,932	2002	2002	(e	)
Mississippi:
Grenada	886,214	350,000	—	2,217	1,637,031	352,217	1,637,031	1,989,248	457,721	1999	1998	(e	)
Jackson	1,903,520	586,831	—	602	3,847,585	587,433	3,847,585	4,435,018	976,768	2000	1998	(e	)
Meridian	1,508,748	419,856	—	2,648	2,530,083	422,504	2,530,083	2,952,587	689,894	1999	1998	(e	)
Pearl	2,113,105	564,932	—	—	3,874,799	564,932	3,874,799	4,439,731	1,023,139	2000	1998	(e	)
Tupelo	1,192,661	427,924	—	1,360	2,616,893	429,284	2,616,893	3,046,177	829,128	1998	1998	(e	)
Vicksburg	1,391,241	326,653	—	1,112	2,472,100	327,765	2,472,100	2,799,865	711,689	1999	1998	(e	)
North Carolina:
Dunn	993,674	202,052	—	—	1,600,558	202,052	1,600,558	1,802,610	529,319	1998	1997	(e	)
Eden	922,798	197,468	—	26	1,586,637	197,494	1,586,637	1,784,131	504,193	1998	1997	(e	)
Forest City	2,400,000	187,294	—	2,950	2,236,447	190,244	2,236,447	2,426,691	780,174	1997	1996	(e	)
Goldsboro	1,780,242	397,096	—	(5,102)	3,790,720	391,994	3,790,720	4,182,714	966,114	2000	1999	(e	)
Greenville	968,954	310,006	—	—	1,575,092	310,006	1,575,092	1,885,098	514,342	1998	1998	(e	)
Henderson	1,820,919	478,688	—	—	3,808,569	478,688	3,808,569	4,287,257	941,718	2000	1999	(e	)
Hickory	1,491,792	412,322	—	—	2,450,054	412,322	2,450,054	2,862,376	685,348	1998	1998	(e	)
Laurinburg	894,737	225,441	—	(181,525)	1,358,268	43,916	1,358,268	1,402,184	490,888	1997	1996	(e	)
Roanoke Rapids	872,170	320,014	—	(4,812)	1,564,542	315,202	1,564,542	1,879,744	514,270	1998	1997	(e	)
Sanford	1,200,000	227,030	—	32,171	1,532,779	259,201	1,532,779	1,791,980	538,346	1997	1996	(e	)
Smithfield	1,200,000	246,092	—	—	1,660,993	246,092	1,660,993	1,907,085	593,711	1998	1997	(e	)
Wilmington	1,936,315	685,078	—	(87)	4,026,425	684,991	4,026,425	4,711,416	972,791	2001	1999	(e	)
South Carolina:
Anderson	875,608	201,000	—	133,385	2,316,571	334,385	2,316,571	2,650,956	1,038,682	1993	1993	(e	)
Cheraw	1,400,868	168,458	—	(49,316)	2,330,026	119,142	2,330,026	2,449,168	711,952	1995	1995	(e	)
Duncan	—	212,246	—	—	1,570,187	212,246	1,570,187	1,782,433	560,621	1998	1997	(e	)
Easley	1,451,532	266,753	—	2,710	1,978,805	269,463	1,978,805	2,248,268	670,228	1995	1994	(e	)
Gaffney	1,615,040	135,025	—	—	1,801,660	135,025	1,801,660	1,936,685	673,229	1995	1995	(e	)
Georgetown	1,766,596	144,353	—	—	2,605,006	144,353	2,605,006	2,749,359	838,935	1996	1996	(e	)
Greenwood	1,691,143	140,231	—	20,741	1,912,741	160,972	1,912,741	2,073,713	718,137	1995	1994	(e	)
Lancaster	1,736,215	150,592	—	—	2,298,871	150,592	2,298,871	2,449,463	778,192	1995	1994	(e	)
Orangeburg	1,784,961	165,010	—	585	2,141,546	165,595	2,141,546	2,307,141	763,857	1995	1995	(e	)
Seneca	1,887,002	204,385	—	—	2,370,346	204,385	2,370,346	2,574,731	752,566	1996	1996	(e	)
Tennessee:
Alcoa	1,798,038	427,803	—	—	4,024,288	427,803	4,024,288	4,452,091	953,282	2001	1999	(e	)
Cleveland	1,527,869	384,688	—	4,343	2,351,159	389,031	2,351,159	2,740,190	655,046	1998	1997	(e	)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(CONTINUED)

Jameson Inns, Inc.

As of December 31, 2004

		Initial Cost		Cost Capitalization Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income Statement is Computed
Property	Mortgage Debt	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Land	Buildings, Equipment & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Columbia	1,647,133	483,568	—	7,389	3,120,088	490,957	3,120,088	3,611,045	781,866	2000	1998	(e	)
Decherd	1,128,685	254,501	—	191	1,458,907	254,692	1,458,907	1,713,599	496,663	1997	1996	(e	)
Gallatin	1,423,231	405,738	—	—	2,356,822	405,738	2,356,822	2,762,560	611,190	1999	1998	(e	)
Greeneville	1,225,930	406,052	—	(274,709)	3,150,902	131,343	3,150,902	3,282,245	853,133	2000	1998	(e	)
Jackson	1,790,020	467,741	—	141	3,774,868	467,882	3,774,868	4,242,750	975,588	2000	1998	(e	)
Johnson City	1,592,426	405,939	—	89	2,269,046	406,028	2,269,046	2,675,074	778,388	1997	1997	(e	)
Kingsport	1,537,209	425,481	—	—	3,122,303	425,481	3,122,303	3,547,784	788,941	2000	1999	(e	)
Knoxville	2,797,952	572,026	3,347,959	—	1,182,156	572,026	4,530,115	5,102,141	1,020,192	—	1999	(e	)
Oakridge	2,475,732	451,037	—	8	4,455,434	451,045	4,455,434	4,906,479	1,218,592	1999	1998	(e	)
Tullahoma	1,857,222	303,536	—	(149,730)	2,403,901	153,806	2,403,901	2,557,707	641,686	1997	1996	(e	)
Virginia:
Harrisonburg	1,858,711	435,000	—	(700)	3,828,731	434,300	3,828,731	4,263,031	963,592	2000	1998	(e	)
Martinsville	1,548,486	411,498	—	3,100	3,145,396	414,598	3,145,396	3,559,994	805,234	2000	1998	(e	)
Billboards and other	110,216	—	2,381,013	—	274,114	—	2,655,127	2,655,127	1,482,206			(e	)

Operating property and equipment	180,061,669	36,988,069	71,554,174	16,171	242,204,951	37,004,240	313,759,125	350,763,365	91,160,887
Evansville	1,917,317	359,102	2,804,892	—	10,062	359,102	2,814,954	3,174,056	981,275	—	1999	(e	)
Indy East	2,280,770	400,007	2,533,921	—	7,274	400,007	2,541,195	2,941,202	811,202	—	1999	(e	)
Indy Northwest	1,785,650	442,666	3,065,576	—	125,153	442,666	3,190,729	3,633,395	1,036,426	—	1999	(e	)
Terre Haute	3,175,000	878,773	223,982	—	18,415	878,773	242,397	1,121,170	43,278	—	1999	(f	)
Springfield	1,531,887	—	2,129,856	—	7,599	—	2,137,455	2,137,455	771,566	—	1999	(e	)
Bettendorf	2,367,282	974,058	2,158,997	—	8,209	974,058	2,167,206	3,141,264	891,264	—	1999	(e	)
Columbus	2,934,669	782,254	3,317,278	—	14,770	782,254	3,332,048	4,114,302	1,204,304	—	1999	(e	)
Dayton	1,785,651	625,512	2,648,253	—	15,417	625,512	2,663,670	3,289,182	1,057,875	—	1999	(e	)

Property and equipment held for sale	17,778,226	4,462,372	18,882,755	—	206,899	4,462,372	19,089,654	23,552,026	6,797,190			(f	)

All Inns	$197,839,895	$41,450,441	$90,436,929	$16,171	$242,411,850	$41,466,612	$332,848,779	$374,315,391	$97,958,077	Various	Various	(d (e (f	) ) )

Jameson Inns, Inc.

Notes to Schedule III

	2004	2003	2002
(a) Reconciliation of real estate
Balance at beginning of year	$384,339,064	$386,544,162	$382,673,457
Net Improvements	6,917,117	4,147,285	12,541,184
Sale of Inns	(10,293,089)	(4,674,753)	(8,670,476)
Impairment of Inns	(6,647,701)	(1,677,630)	—

Balance at end of year	$374,315,391	$384,339,064	$386,544,162

(b) Reconciliation of accumulated depreciation
Balance at beginning of year	$87,222,874	$71,361,281	$54,325,854
Depreciation Expense	13,902,214	17,601,470	19,758,336
Sale of Inns	(3,167,011)	(1,372,247)	(2,722,281)
Impairment of Inns	—	(367,630)	—

Balance at end of year	$97,958,077	$87,222,874	$71,361,281

(c)	The aggregate cost of the land, buildings, and furniture, fixtures and equipment for federal income tax purposes was $275,543,923, $292,454,153 and $307,805,023 in 2004, 2003, and 2002 respectively.

(d)	Depreciation for 1992 and prior additions is computed based on the following useful lives:

Buildings	31.5	years
Land Improvements	15	years
Furniture, fixtures and equipment	5	years

(e)	Depreciation for 1993 and later additions is computed based on the following useful lives:

Buildings	39	years
Land Improvements	15	years
Furniture, fixtures and equipment	3-5	years
Billboards	10	years

(f)	The impairment of $6,597,701 relates to properties held for sale at December 31, 2004. The remaining $50,000 of impairment relates to one operating property and was calculated in accordance with the Company’s policy regarding impairment of long-lived assets.

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such. If no such reference appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 9, 2004 incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit Number	Description

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson Inns, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	1994 Amendment to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Jameson Operating Company) incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Indemnification and Hold Harmless Agreement between Jameson Inns, Inc. and Kitchin Hospitality, LLC (formerly Kitchin Investments, Inc.) incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11, File No. 33-71160

10.25 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.26 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.27 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.28 —	Loan Agreement between the City of Elkhart, Indiana and Jameson Inns, Inc. dated as of December 1, 1999, relating to the issuance of $3,305,000 of Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1999; Trust Indenture between City of Elkhart, Indiana and Firstar Bank, N.A. as Trustee, dated as of December 1, 1999; Escrow Deposit Agreement dated December 22, 1999,

Exhibit Number	Description
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

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.33 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

10.30 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.31 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.32 —	Loan Agreement dated December 27, 2000, between Jameson Properties, LLC and First Bank, Peoria, Illinois for Signature Inn, Normal, Illinois; Mortgage and Security Agreement; Assignment of Leases and Rents; Subordination Agreement; Tenant Estoppel Agreement; Indemnity Agreement; and Promissory Note A for $6,000,000; Promissory Note B for $5,000,000 incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.33 —	Schedule of documents substantially similar to Exhibit 10.32 incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.34 —	Open-end Mortgage dated May 16, 2001 between Jameson Inns, Inc. and Cornerstone Bank for Signature Inn, Columbus, Ohio; Security Agreement, Equipment, Inventory Receivables; Assignment of Rents as Security; Hazardous Substance Indemnity Agreement; Depository Agreement; Promissory Note for $3,900,000; and Addendum to Promissory Note incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.35 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.36 —	Schedule of documents substantially similar to Exhibit 10. 35 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit Number	Description
10.37 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.38 —	Schedule of documents substantially similar to Exhibit 10.31 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.39 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.40 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.41 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.42 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.43 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.44 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.45 —	Employment Agreement with William D. Walker dated February 19, 2004 incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.46 —	Schedule of documents substantially similar to Exhibit 10.45 incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.47 —	Loan Agreement dated as of December 31, 2004, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.48 —	Schedule of documents substantially similar to Exhibit 10.47 incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.49 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.50 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

10.51 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.52 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

Exhibit Number	Description
10.53 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

10.54 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

10.55 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005 incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.56 —	Lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004 incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2004

21.1 —	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002