Form 10-K
period 2005-12-31
JAMESON INNS INC
filed 2006-03-06
CIK 914373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-23256

JAMESON INNS, INC.

(Exact name of Registrant as specified in its charter)

Georgia	58-2079583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Perimeter Center East, Suite 400, Atlanta, Georgia	30346-1604
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 481-0305

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of June 30, 2005: $124,804,061

Number of shares of common stock outstanding on March 3, 2006: 57,075,411.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held June 28, 2006 are incorporated by reference into Part III.

FORM 10-K

JAMESON INNS, INC.

ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2005

i

JAMESON INNS, INC.

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new inns, conversions of and expansion of existing inns, disposition of land parcels and inns, access to debt financing and capital, future corporate strategies and direction, natural disasters, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our hotel properties (“Inns”) and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	refurbish, rebrand and remarket our Signature Inns;

•	refinance our current indebtedness on acceptable terms as it becomes due;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;

•	successfully administer and grow our Jameson Stock Awards guest loyalty program;

•	acquire and convert hotels that meet our investment criteria;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	secure construction and permanent financing on favorable terms and conditions;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	contract for the construction of new Inns, the expansions of existing Jameson Inns and the conversion of Signature Inns in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Changes in rates of interest we pay on our indebtedness.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various business risks we incur.

•	The impact of our recently implemented frequent guest loyalty program.

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

PART I

ITEM 1. BUSINESS

Overview

We are an owner and operator of economy and mid-scale Inns in the southeastern and midwestern United States. As of December 31, 2005, we owned 95 Jameson Inns (including five which are converted Signature Inns), and franchised an additional 12 Jameson Inns in the southeastern and midwestern United States, totaling 6,215 rooms. At the same date, we also owned 12 Signature Inns (including four that were in the process of being converted to Jameson Inns and excluding two that were held-for-sale on that date) in the midwestern United States totaling 1,329 rooms. We also manage one of our franchised Inns.

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

Effective January 1, 2004, we relinquished our status as a REIT for federal income tax purposes and became a taxable corporation. Since we are no longer subject to the restrictions under the Internal Revenue Code imposed upon REITs, we are now able to operate our Inns and receive the full financial benefits from those operations, as well as engage in other related activities such as franchising and hotel management that allow us to capitalize upon our strong brand name.

Business Strategy

In connection with our new corporate structure in January 2004 and the redemption of our preferred stock in August 2004, we revised our business strategy to enhance the expansion and aggressive marketing of the Jameson Inn brand. Our primary means of expanding the Jameson Inn brand in 2006 and 2007 will be through the conversion of our Signature Inns to Jameson Inns. Additionally, we will consider acquiring existing hotel properties that can be refurbished and rebranded as Jameson Inns, along with seeking new hotel development opportunities within or adjacent to the states we currently operate.

We believe that our investment in, and dedication to, the following initiatives will expand our brand presence and generate attractive increases in revenue per available room, or “RevPAR.” Our strategy to achieve these objectives consists of the following elements:

Refurbishing and Rebranding Our Signature Inns. We are in the process of refurbishing and converting our Signature Inns to Jameson Inns. We believe that our Signature Inns are well-located properties in desirable midwestern markets but with limited brand awareness. Signature Inns are quality structures, most of which were built in the 1980s. The buildings are well maintained, but have an outdated appearance, making it more difficult for them to compete with newer, nationally branded hotels. In addition, these Inns have not received the necessary capital improvements in recent years to maintain their competitiveness with similarly located hotel properties operating in the mid-scale segment. For the last several years, Signature Inns have generally underperformed in their markets.

We have designated 17 Signature Inns for conversion to Jameson Inns. As of December 31, 2005, we completed the conversion of five of the 17 Signature Inns to Jameson Inns. The total cost in 2004 and 2005 of all five conversions was approximately $8.5 million, which included the cost of significant changes to the exterior appearance of one of these Inns. We are also currently renovating and converting four additional Signature Inns to Jameson Inns which should be completed in the first and second quarters 2006. The total cost of these four conversions is expected to total approximately $8.9 million. Two Inns which were held-for-sale at December 31, 2005, were sold in February 2006. In addition to the four Inns currently being renovated and converted, two additional Inns will be completed in 2006. The renovation and conversion for the remaining six Inns are expected to be completed by the end of 2007.

We plan to invest approximately $19.0 million during 2006 on refurbishment, renovation and conversion projects of existing Inns. These capital improvements are expected to be funded from operating cash flows, net proceeds from the disposition of Inns and possibly additional borrowings.

We have continued to operate the Signature Inns during the renovation and conversion process. It has been our experience that the occupancy and room rates of those Inns have been negatively affected during this period.

We believe that our capital investment into refurbishing and rebranding our Signature Inns will allow those Inns to significantly improve their operating results as measured by RevPAR and contribution to our earnings before interest, taxes, depreciation and amortization, or EBITDA. By converting these to Jameson Inns, we are increasing the size and overall awareness of the Jameson Inn brand, which we believe will benefit all our Inns.

Aggressively Marketing Our Jameson Inn Brand. We believe that aggressive marketing and promotional efforts can be instrumental in increasing our RevPAR. Our marketing efforts involve promoting our “Perfect Stay Guarantee” program and the Jameson Stock Awards program, our first ever frequent guest loyalty program.

One aspect of our overall marketing effort is the promotion of our “Perfect Stay Guarantee.” We promote the message that every guest should have “a perfect stay, every time,” and commit that if a guest is not completely satisfied with all aspects of a stay at one of our Inns, there is no room charge for that guest. During 2005, we refunded approximately $400,000 as a result of our “Perfect Stay Guarantee”, which represents approximately 0.4% of our lodging revenues. This guarantee is mentioned prominently on our website and in lobby signage and telephone greetings, as well as much of our other advertising.

Jameson Stock Awards program is our frequent guest loyalty program, which awards participants with our company stock valued at ten percent of their room rate (excluding taxes and other charges). The stock is valued at the average closing price on NASDAQ for the last five trading days of the month in which the award is earned. Persons meeting certain eligibility standards may qualify by enrolling online and staying at least three nights at Jameson or Signature Inns during a twelve month period. Participants may also make direct purchases of common stock from us. This program was implemented beginning July 1, 2005.

Additionally, as we complete the refurbishing and rebranding of our Signature Inns, we will re-introduce these Inns to their local markets through a well-coordinated marketing campaign, including a grand opening celebration and enhanced local sales efforts.

We focus our local marketing efforts on the business community in the city or town where the Inn is located. Our general managers make sales calls on local chambers of commerce, businesses, factories, government installations and colleges and universities. The goal of these efforts is to familiarize local business people with our Inns in their community and to solicit their recommendation of the Inns to travelers visiting the community. This hands-on approach to marketing has contributed generally to the development of a strong relationship between our general managers and the local community.

We conduct our advertising primarily through billboards (many of which we own) that are prominently located along the highways near our Inns. We also utilize other types of print advertising, such as advertisements for the Inns in regional and special event publications and in newspapers. We also did limited cable television advertising in regional markets during 2005 that we might continue in the future. We believe that we provide exceptional service to our guests and rely heavily on strong word-of-mouth referrals and repeat business.

All of our Inns have direct links to the Global Distribution System for reservations which provides an interface with major electronic reservation systems and connects the Inns with travel agents nationally and internationally. We also market the Inns through our website www.jamesoninns.com and through our own call center with toll-free numbers. During 2005, combined electronic bookings represented over 10.9 percent of our business.

Disposition of Underperforming Properties. In October 2005, we decided to retain two of the four Signature Inns that were classified as held-for-sale in the third quarter 2005. We plan to convert them to the Jameson Inn brand due to favorable changes in the local market conditions. The remaining two Signature Inns were listed for sale as of December 31, 2005. These two Inns, located in Columbus, Ohio and Indianapolis, Indiana were both under contract at year end and sold during February 2006. The properties sold were Inns that we did not believe would achieve as high a return on the investment necessary to renovate and convert as the other Signature Inns.

Since 2001, we have sold 20 Jameson Inns and have entered into franchising agreements with the buyers of 12 of those Jameson Inns. As of December 31, 2005, we have also sold seven Signature Inns, none of which is currently franchised by us. We do not currently plan to sell any Jameson Inns.

Selective Acquisition, Expansion or Development of Inns. As opportunities arise, we will consider acquiring existing, well-located hotel properties that can be refurbished and rebranded as Jameson Inns. Additionally, we will seek new development opportunities including expansion of certain Jameson Inns where we own adjacent vacant land suitable for expansion.

Since our inception, our strategy has been to grow our hotel portfolio contiguously. Our management team began developing hotels in Georgia and then expanded into surrounding states in the Southeast, completing more than 100 Inns in the past 16 years. In many instances, we also bought enough land in the initial purchase to expand the property if warranted and have expanded 44 Inns since they were initially developed, and currently own 22 Inns with enough land for future expansion.

We plan to take advantage of attractive opportunities where we can continue growing either into other contiguous states or by penetrating larger, feeder markets within or adjacent to the states we currently operate. By growing the Jameson Inn brand, we believe we can increase the value of our all our hotels by increasing our customer base and name recognition of the brand.

Jameson Franchising Program. Until we relinquished our REIT status in 2004, we were unable to franchise our brands to other hotel owners. Our franchise arrangements with purchasers of our Inns were implemented by

Kitchin Hospitality and assumed by us upon our acquisition of Kitchin Hospitality. Our entry into the franchising business has been done at minimal cost. In our efforts to dispose of underperforming Inns, we discovered that, in many cases, potential buyers wanted to retain the Jameson Inn brand. We believe we were able to sell the Inns that remained Jameson Inns more efficiently because the purchasers were not required to obtain franchises from other hotel companies, change the signage at the Inns or incur many of the other costs associated with converting to other brands.

We are currently evaluating the results of our franchising efforts to determine whether to seek additional franchising opportunities. We currently do not plan to sell any more Jameson Inns or to franchise any of the Signature Inns that we have sold, other than for a brief transitional period for several sold Inns. With the implementation of our frequent guest loyalty program, our goal is to improve the operating results of our Inns and assess the impact of our recent initiatives before growing our franchise business. If we later determine to sell Inns that do not meet our strategic objectives, we may license the Jameson Inn name to the purchaser and thereby expand our franchise operations. We feel that our marketing and reservation systems are of great benefit to hotel owners who may not have the financial or operating resources to efficiently absorb the high fixed costs associated with the development of their own systems.

We actively train our franchisees and inspect their Inns through our quality assurance process to ensure a consistent operating standard across all of our Inns. Increasing our franchising efforts will permit us to expand the geographic footprint of the Jameson Inn brand.

Competition

The lodging industry remains highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities, perceived values and quality of accommodations. We compete with other national limited and full service hotel companies as well as various regional and local hotels. Jameson Inns and Signature Inns compete in the economy and mid-scale category. We believe that our primary competitors include Hampton Inn, Holiday Inn Express, Comfort Inn and Fairfield Inn.

Many of our competitors have a larger network of locations and greater brand awareness than we do. Each of our Inns is located in an area that has competing hotels. The more competitive hotels in a particular area, the more difficult it becomes to achieve a desirable occupancy rate and room rate. Many of our Inns are located in cities and communities in which significant new hotel and motel development has occurred in past years. Additional new hotels and other changes in our markets may also adversely impact our results of operations and financial condition.

We believe that we have a number of competitive strengths, including an experienced management team, most of whom have been with us for many years. Our seven senior executives have more than 117 years of combined experience in the lodging industry and they have been a part of the Jameson team an average of 11 years.

We believe we have a strong proprietary brand identity. We own our brand names with the exception of three of our Signature Inns for which we have entered into a co-branding arrangement with Best Western International. We plan to terminate the co-branding arrangement upon the renovation and conversion of the three Signature Inns to the Jameson Inn brand. This allows us greater control over our operations and eliminates franchise fee payments customary with other hotel brands. Additionally, we have also franchised the Jameson Inn name to purchasers of 12 Jameson Inns.

Our Inns are generally situated in convenient locations throughout the southeastern and midwestern states. This regional clustering of our assets enables us to reduce our operating costs through economies of scale. For example, we are able to employ a regional property management infrastructure, spread our advertising investment and other operating overhead over a large number of Inns and increase our visibility and brand recognition.

We have a strong emphasis on guest satisfaction. We believe our “Perfect Stay Guarantee” contributed significantly to the number one ranking for 2005, 2004 and 2003 by Market Metrix, Inc. for Jameson Inns in customer satisfaction among all of our competitors in the economy sector that cater to the general public. Market Metrix, Inc. is a leading provider of comprehensive market research services for the hospitality industry. Market Metrix ranks hotel chains on customer satisfaction based upon the results of its random surveys of over 35,000 people each quarter about their recent hotel and other recent travel experiences.

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

Jameson Inns. Our Jameson Inns are predominately colonial style, white buildings with green trim and are located in eleven southeastern and midwestern states. As of December 31, 2005, the average age of the 95 Jameson Inns we own was approximately 8.9 years. In late 1998, we designed and began building three-story, interior corridor structures, each with 56 to 80 guest rooms with elevator access. Prior to 1998, we built two-story structures having 39 or 40 guest rooms with exterior corridor access to those rooms. For most of the Jameson Inns constructed prior to 1999, we acquired adjacent vacant land parcels to allow us to expand the Inns should market conditions justify such an expansion. We have expanded 44 of these Inns by constructing additional buildings with 16 to 24 guest rooms. There are an additional 22 Inns with potential for expansion. In 2004, we began renovating and converting certain Signature Inns to the Jameson Inn brand. We have converted five Signature Inns to the Jameson Inn brand as of December 31, 2005.

Signature Inns. Through our merger with Signature Inns, Inc. in 1999, we acquired 26 existing Signature Inns generally located in markets larger than our Jameson Inn locations. At December 31, 2005, we had sold seven Signature Inns, and converted five to Jameson Inns. Four were in the process of being converted to Jameson Inns, and eight others have been designated for conversion over the next two years. Two remaining Signature Inns (in Columbus, OH and Indianapolis, IN) were classified as held-for-sale at December 31, 2005 and sold in February 2006. Most of our Signature Inns were constructed by Signature Inns, Inc. between 1981 and 1997, and as of December 31, 2005, the average age of the 12 Signature Inns that are included in continuing operations was approximately 21.5 years. All of these facilities are interior-corridor Inns and typically contain approximately 120 guest rooms. They all have meeting spaces and business centers for our guests, and have larger guest rooms and lobbies than our Jameson Inns.

Amenities. All Inns feature amenities such as swimming pools, fitness centers, remote-controlled color television with cable programming including a premium movie channel, free local calls, complimentary deluxe breakfasts, daily newspapers, high-speed internet service and computer kiosks in the lobbies. Also some of our Inns have indoor swimming pools.

Lodging Industry

The lodging industry is generally divided into three broad categories based on the type of services provided. The first of these categories, full service hotels and resorts, offers guest rooms, meeting rooms, food and beverage services, room service and other guest services, and, in some cases, resort entertainment and activities. The second category, limited service hotels, generally offers rooms and amenities such as swimming pools, continental breakfasts and other limited services. The third category, all suite hotels, typically offers guests more spacious accommodations including kitchen and laundry facilities. Our brands are all limited service hotels.

Smith Travel Research categorizes hotels into seven chain scales. Smith Travel Research classifies our Jameson Inns in the economy category and the Signature Inns in the mid-scale without food and beverage.

Contacting Us

Our mailing address is:

Jameson Inns, Inc.

41 Perimeter Center East, Suite 400

Atlanta, Georgia 30346-1903.

Our toll free telephone number is: (866) 277-3965. Our website is located at www.jamesoninns.com. On our website, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

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

While we have not incurred any costs related to these matters in connection with our Inns or land parcels, we may be potentially liable for such costs. We are not aware of any potential material liability or claims for which we may be responsible. A Phase I environmental assessment has been conducted by a qualified independent engineer for each of our Inns. A Phase I environmental assessment involves researching historical usages of a property, databases containing registered underground storage tanks, and other matters, including an on-site inspection, to determine whether an environmental issue exists with respect to the property which needs to be assessed. We have not encountered any material environmental issues or problems in connection with our ownership and operation of our Inns. However, we cannot be certain that (1) there are no material claims or liabilities related to real property which we own; (2) future laws, ordinances or regulations will not impose any material environmental liability on us; or (3) the current environmental condition of the Inns will not be affected by their operations, by the condition of properties in the vicinity of the Inns (such as the presence of underground storage tanks) or by third parties.

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

Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to remedial costs, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. We believe that all existing Inns are substantially in compliance with these requirements and we intend to construct future Inns in accordance with these requirements as well. We have engaged disabilities consultants at various times to make recommendations regarding compliance of the Inns with the ADA. These consultants submitted reports recommending a number of improvements for access and use by disabled persons with respect to certain of the Inns in operation, and we have made these improvements. We have also incorporated the consultants’ recommendations into the construction of new Jameson Inns and plan to do so in the future.

Employees

At December 31, 2005, we employed approximately 1,750 full- and part-time employees who are primarily engaged in day-to-day operations of the Inns. None of our employees is represented by a union or labor organization, nor have our operations ever been interrupted by a work stoppage. We consider relations with our employees to be excellent.

Conflicts of Interest. Because of Thomas W. Kitchin’s ownership of Kitchin Hospitality prior to January 2, 2004 and his position with Jameson, there were inherent conflicts of interest in the operations of our Inns, the construction of new Jameson Inns, and the expansion, refurbishment and other capital expenditures relating to existing Inns by Kitchin Hospitality. Conflicts of interest also existed in our dealings with Kitchin Hospitality under the master leases and under the cost reimbursement agreement between the two companies. These conflicts of interest were eliminated upon our acquisition of Kitchin Hospitality. In addition, Thomas W. Kitchin has agreed to additional provisions in his employment contract with us that provide that during his employment he will not compete with us in our existing lines of business and territories without the approval of our independent directors. It is our current intention that we will no longer enter into material contracts with companies owned by our officers or directors.

Under the rules of The Nasdaq National Market, transactions between us and one or more of our directors, officers, 5% shareholders or any member of such person’s immediate family, or between us and any other entity in which a director has a financial interest must be approved by our audit committee or another independent body of the board of directors.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Due to the geographic concentration of our Inns, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

All of our Inns are located in the southeastern and midwestern United States. At December 31, 2005, approximately 20.4% of our total rooms were located in Georgia (all of which are Jameson Inns) and approximately 17.2% of our total rooms were located in Indiana (this includes both Jameson Inns and Signature Inns). For the foreseeable future we will continue to have a concentration in those two regions of the country. As a result, our Inns are subject to the effects of adverse economic and competitive conditions and trends in those regions and markets, and we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions than other areas in the United States. The concentration of Inns in one region or in a limited number of markets may expose us to risks of adverse economic developments which are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ properties in these markets and higher local property, sales and income taxes in the geographic markets in which we are concentrated. This geographic concentration also makes us more vulnerable to local and regional occurrences such as seasonal factors and natural disasters. Any of these could cause a reduction or decline in our revenues and cash flow.

Our hotel refurbishment and rebranding for our Signature Inns may be more costly than we anticipate.

We intend to refurbish and rebrand all of our Signature Inns in continuing operations. These projects are subject to a number of risks, including construction delays and cost overruns. Also, we may elect to expand the scope of the refurbishment as we did on certain of the recently completed rebranding projects, which would increase the costs. In this regard, we expanded our original capital budget for 2005 by $5.0 million, to $19.0 million from $14.0 million, to cover the costs of the additional work we decided to do in connection with the Signature Inns that we converted in 2005. Additional financing for future refurbishments and conversions may not be available or, even if available, may not be on favorable terms. Any unanticipated delays or expenses incurred in connection with the refurbishment or rebranding of the Signature Inns could impact expected revenues, negatively affect our reputation among hotel guests and otherwise adversely impact our results of operations and financial condition.

We have incurred a substantial amount of debt, and we may incur additional indebtedness in the future, all of which increases our expenses and the risks of unprofitable operations.

Our outstanding indebtedness as of December 31, 2005 was approximately $195.0 million, of which approximately $94.1 million has adjustable rates. Most of our outstanding indebtedness is secured by individual or a group of Inns. For the year ended December 31, 2005, our outstanding indebtedness had a weighted average annual interest rate of 6.3%. Our ratio of long-term debt (including current portion) to equity was 2.41 to 1. Neither our articles of incorporation nor our bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance renovations and acquisitions and for general corporate purposes. Our board of directors has adopted a policy of limiting our mortgage debt to 65% of the aggregate value of the Inns we own, based on the most recent appraisals we have, however that policy could be changed at any time. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could reduce our operating cash flow.

Our continuing indebtedness could increase our vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Our indebtedness is, and will likely continue to be, secured primarily by mortgages on our owned Inns. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, including our owned Inns, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more owned Inns at times that may not permit realization of the maximum return on our investments. Economic conditions could result in higher interest rates, which would increase debt service requirements on variable rate debt and could reduce the amount of cash available for various corporate purposes.

We have a substantial amount of debt maturing in the next three years. At December 31, 2005, we had scheduled aggregate principal payments and maturing loans of approximately $6.1 million, $25.9 million, and $12.6 million, respectively, for each of the next three years. If we are unable to successfully negotiate renewal or extensions of that debt or obtain refinancing on favorable terms, we may be forced to sell assets or lose Inns to foreclosure.

Our lack of industry diversification makes us more vulnerable to economic downturns.

We currently, and intend in the future to, invest primarily in lodging properties. This concentration of our investments in a single industry segment makes us more vulnerable to adverse effects of occurrences such as economic downturns. A weakness in the economy or a downturn in the lodging industry in general or in the economy and mid-scale segment in particular could have a more significant effect on the operations of our Inns and, therefore, on revenues and cash flow than if our investments were more economically diverse.

Our franchising program depends upon third party owners/operators who may not fulfill their franchising obligations, including failing to make timely payments to us and failing to maintain quality control consistent with the Jameson Inn standards.

The success of our franchising program is in large part dependent upon the manner in which our franchisees adhere to their respective franchise agreements and our operating standards, which include:

•	timely payment of royalties and other fees;

•	commitment to our “Perfect Stay Guarantee” and frequent guest loyalty program;

•	ongoing capital expenditures and maintenance; and

•	proper usage and protection of the Jameson Inn brand and related trademarks.

At December 31, 2005, we were not aware of any defaults by franchisees in their contracts with us. In addition, while we have contractual controls over each franchisee, we do not have control over the day-to-day operations of franchisees. As a result, third party franchisees may not appropriately use and protect our Jameson Inn brand, which may decrease its value or expose it to legal challenges, which, in turn, could subject us to substantial loss and expense. Approximately 6.1% of the total rooms in our system are owned and operated by our franchisees. The fees and other revenues we received from our franchising operations during 2005 represent less than 1% of our total revenues for that period.

Our business could be harmed if key personnel terminate their employment with us.

Our success is dependent on the efforts of our management team. Our seven senior executives have more than 117 years of combined experience in the lodging industry. While we believe we could find replacements for these key personnel, the loss of their services could hurt our efforts to conduct our operations in an effective and efficient manner. We currently own and are the beneficiary of key person life insurance in the amount of $1,000,000 for Thomas W. Kitchin, our chairman and chief executive officer.

We have common stock ownership limitations in our articles of incorporation which could restrict the marketability or liquidity of our common stock.

In connection with our election in 1994 to be taxed as a REIT we included certain ownership restrictions in our articles of incorporation to assist us in our efforts to qualify as a REIT. When we were subject to the REIT rules, not more than 50% of our common stock could be owned by five or fewer individuals. Our articles of incorporation were prepared to assure compliance with these rules and provide that Thomas W. Kitchin cannot own more than 20.75% of our outstanding shares of common stock, American Real Estate Company cannot own more than 9% of outstanding shares and no other stockholder may own more than 6.75% of our outstanding shares. These restrictions apply to ownership by individuals, so ownership by an entity is attributed to the individual owners of the entity in proportion to their ownership in the entity. In order to comply with REIT rules regarding related party relationships, any person owning 10% or more of an entity from whom we derive gross income may not own more than 9.9% of our common stock. The board of directors has the power to grant a waiver of the ownership limit or the related party limit upon application by a stockholder.

Since our status as a REIT has been relinquished, these stock ownership restrictions are no longer needed. Our board of directors approved an amendment to our articles of incorporation to remove all of these provisions to the extent they are applicable to shares of our common stock. However, the proposed amendment was not approved by our stockholders at our annual meeting on June 4, 2004. Consequently, the ownership restrictions remain in place. It is possible that these restrictions could be enforced in the future in a manner that might discourage a change of control.

Provisions in our charter documents may make it difficult for a third party to acquire us and could limit the price of our common stock.

Our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change of control of the Company. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for the shares of our common stock. These provisions include:

•	the authority of the board of directors to issue preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval;

•	the division of our board of directors into three classes of directors with three-year staggered terms; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

Our business is seasonal in nature, with the months from April through September generally accounting for a greater portion of annual revenues than the months from October through March. During the most recently completed three fiscal years, the lodging revenues we received during these months represented an average of 54% of our revenues for the entire year. Our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, natural disaster, regional economic downturn or poor weather conditions should occur during the months of April through September, the adverse impact to our revenues could likely be greater as a result of our seasonal business.

The costs of defending and paying claims asserted against us could be substantial and reduce the funds we would otherwise have available to meet our other working capital needs.

At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings and potential for insurance carrier coverage cannot be predicted. If a plaintiff were successful in a claim against us, we could be faced with the payment of a material sum of money. If this were to occur, it could weaken our financial condition and reduce our prospects for profitability. For the discussion of pending litigation, see “Item 3—Legal Proceedings.”

We may experience material losses in excess of insurance coverage which could hurt our prospects for profitability.

We carry comprehensive liability, public area liability, fire, flood, pollution, environmental, boiler and machinery, extended coverage and business interruption insurance covering our Inns in the aggregate of $326.2 million. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. Due to post-Katrina changes to the property insurance industry, we now have a $500,000 per occurrence wind deductible for Named Storms which applies to six of our owned Inns located in certain costal areas determined to be subject to increased risk of hurricane activity. We cannot assure you that material losses in excess of insurance coverage will not occur in the future. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an Inn, as well as the anticipated future revenue from the Inn. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Inn. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an Inn after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed Inn.

Risks Relating to the Lodging Industry Generally

Our operating results are subject to various operating risks common to the lodging industry, many of which are beyond our control.

Our revenues and operating results are subject to the various operating risks common to the lodging industry, many of which are beyond our control. These include:

•	changes in national, regional and local economic climates;

•	over-building of hotels in our markets, which puts downward pressure on occupancy and revenues at our Inns because of the added competition;

•	actual and threatened terrorist attacks and international conflicts and their impact on travel;

•	dependence on business and commercial travelers and tourism;

•	the attractiveness of the Inns to consumers and competition from other hotels;

•	the quality and performance of the general managers operating our Inns;

•	increases in operating costs due to inflation and other factors such as increases in the price of energy, healthcare or insurance;

•	changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	ongoing repair and renovation of Inns which might result in business interruptions, delays and cost overruns;

•	other risks generally associated with the ownership of hotel properties, as we discuss in detail below.

While indicators of improving industry fundamentals lead us to believe that demand for lodging services will increase during 2006, we are not able to assure you that the recent trend in these results will continue.

If we are unable to compete successfully, our business may be materially harmed.

The lodging industry is highly competitive. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities, perceived values and quality of accommodations. We compete with other national limited and full service hotel companies as well as various regional and local hotels. Many of our competitors have a larger network of locations and greater brand awareness than we do. Each of our Inns is located in an area that has competing hotels. The more competitive hotels in a particular area, the more difficult it becomes to achieve a desirable occupancy rate and room rate. Many of our Inns are located in cities and communities in which significant new hotel and motel development has occurred in recent years. Our competitors may be able to accept more risk than we can manage prudently and may be able to borrow the funds needed to acquire hotels. Additionally, new and existing competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract guests away from our Inns, resulting in a decrease in occupancy rates, average daily revenue (“ADR”) and RevPAR. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our Inn locations, thereby reducing occupancy, ADR and RevPAR and otherwise adversely impacting our results of operations and financial position.

Our expenses may remain constant even if revenues decline, thus restricting our prospects for profitability.

The expenses of owning property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in room revenues. Our Inns have certain fixed operating costs and an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately. In such instances, our financial position and ability to service our indebtedness could be impaired by:

•	rising interest rate levels;

•	the availability of financing; and

•	the cost of compliance with current and future government regulations, including zoning and tax laws.

We are subject to governmental regulations affecting the lodging industry; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial position and results of operations.

We are subject to numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements. Increased government regulation could require us to make unplanned expenditures and result in higher operating costs. Further, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could increase expenses and result in lower operating margins. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We may be required to remove access barriers or make unplanned, substantial modifications to our Inns to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on revenues and earnings. Any failure to comply with ADA requirements or other governmental regulations could result in the U.S. government imposing fines or in private litigants winning damage awards against us. We believe that all existing Inns are in substantial compliance with these requirements and regulations and we intend to construct future Inns in accordance with these requirements.

Failure of the U.S. lodging industry to exhibit continued improvement may impede our ability to execute our business plan.

A substantial part of our business plan is based on our belief that the U.S. lodging markets will continue to benefit from the recent improving economic fundamentals. We cannot be sure as to whether, or to what extent lodging industry fundamentals will in fact continue to improve. In the event conditions in the industry do not continue to improve as we expect, our ability to execute our business plan may be impeded.

The increasing use of third party travel websites by consumers may hurt our profitability.

Some of the rooms at our Inns will be booked through third party travel websites such as Travelocity.com, Expedia.com and Priceline.com. Revenues attributable to bookings through third party websites represented approximately 3% of our total lodging revenues for 2005 and 2004, respectively. If these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three star downtown hotel”) at the expense of brand identification. We believe that these Internet intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Although most of the business for our Inns is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be hurt.

The uncertainty of future terrorist attacks and military actions may negatively impact the travel and lodging industries.

We are unable to predict with certainty the impact that future terrorist attacks, events such as military or police activities in the United States or foreign countries and terrorist activities or threats of such activities, could have on our business. In addition, other terrorist attacks, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on the markets on which shares of our common stock trade, the lodging industry in general, and our results of operations and financial condition.

The existence of mold in our owned Inns could result in substantial costs or restrictions on the use of our Inns.

Some of our owned Inns could have problems with mold caused by excessive moisture, which accumulates in buildings or on building materials. Some molds are known to produce toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals including allergic or other reactions. We have been able to remediate the mold presence discovered in our owned Inns without material cost. However, we may incur substantial remediation costs and lost revenues during any remediation process if we discover mold in our other owned Inns, or if the costs related to mold such as legal and insurance expense continue to increase rapidly, which, in turn, could significantly increase our operating costs and reduce our earnings. At December 31, 2005, none of our Inns had any significant presence of mold.

Risks Related to the Real Estate Industry

Our inability to sell real estate when appropriate may hurt our financial condition.

Real estate assets generally cannot be sold quickly. We may not be able to sell our owned Inns or other real estate promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our assets could hurt our financial position. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our owned Inns.

Risks associated with real estate ownership may restrict revenues or increase expenses.

We are subject to varying degrees of risks that generally arise from the ownership of our Inns. Revenue from our Inns may be restricted or hurt by factors beyond our control, including the following:

•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	increases in interest rates, and other changes in the availability, cost and terms of financing;

•	increases in property and other taxes;

•	the impact of present or future environmental legislation and adverse changes in zoning laws and other regulations; and

•	compliance with environmental laws.

An increase in interest rates or property and other taxes could increase expenses and restrict our cash flow. Adverse conditions such as those discussed above could cause the terms of our existing and future borrowings to become unfavorable to us. In such circumstances, if we were in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to sell one or more Inns at times that might not permit realization of the maximum return on our investment. Unfavorable changes in one or more of these conditions could also result in unanticipated expenses and higher operating costs, thereby reducing operating margins and otherwise hurting our results of operations and financial condition.

Risks Relating to Common Stock Ownership

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated fluctuations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance;

•	fluctuations in the stock market;

•	issuances of additional common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

It is possible that the proceeds from sales of our common stock by a shareholder may not equal or may even exceed the costs and fees associated with selling the stock.

Substantial sales of our common stock or other securities that may be convertible into our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

Substantially all of the shares of our common stock are eligible for immediate resale in the public market. We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The exercise of any options or the vesting of any restricted stock granted to directors, executive officers and other employees under our stock incentive plans, the issuance of common stock or units in connection with property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

Because we do not expect to pay cash dividends on our common stock, our stock may be less desirable as an investment and have a lower market price than it might if we paid dividends.

We do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Instead, we intend to apply any available cash flow to repay indebtedness and to the expansion and development of our business. Our failure to pay dividends on our common stock may make it less desirable as an investment, thus having a depressive effect on its market price compared to what it might be if we did pay dividends.

We may issue additional shares of common stock upon conversion of our convertible notes which could dilute other stockholders’ ownership of our common stock.

The number of shares issuable upon conversion of our 7.0% convertible senior subordinated notes due 2010 could increase if we undergo a change of control on or before September 30, 2008 if at least 10% of the consideration received by our stockholders consists of cash or other property or securities which are not publicly traded. The number of additional shares that could be issued depends upon when such a change of control would become effective and the value per share of our common stock that our stockholders would receive in the transaction, with the number decreasing the longer the period until the effective date and the higher the value received by our stockholders as a result. For example, if a change of control were to become effective March 31, 2006 and the value our stockholders received was $2.26 per share, we would be obligated to issue an additional 4,258,520 shares (in addition to the 12,635,379 shares they would receive based upon the $2.77 conversion price presently applicable) if the holders of these notes elected to convert all of them. Our obligation to issue additional shares upon conversion of the notes based on such a change of control will terminate if the effective date is after September 30, 2008 or if the value received upon any such change of control effective on September 30, 2008 is $2.94 per share or more. The issuance of the additional shares to converting note holders in these circumstances would have a dilutive effect on our stockholders’ ownership of our common stock and the value that they might receive in such a transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Inns. At December 31, 2005, the Company owned and operated 109* Inns, of which 95 are Jameson Inns, located predominantly in the southeastern and midwestern United States, and 14 are Signature Inns, located predominantly in the midwestern United States. The Company franchises the use of the Jameson Inn brand to the owners of 12 additional Jameson Inns.

The Company’s 109 owned and 12 franchised Inns are located in the following states:

	Jameson Inns		Signature Inns		Combined Brands
State	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Percentage of Total Rooms
Georgia	31	1,596	—	—	31	1,596	20.4%
Indiana	2	246	10	1,096	12	1,342	17.2%
Alabama	18	960	—	—	18	960	12.3%
Tennessee	12	780	—	—	12	780	10.0%
N. Carolina	14	677	—	—	14	677	8.7%
S. Carolina	10	577	—	—	10	577	7.4%
Florida	6	390	—	—	6	390	5.0%
Illinois	—	—	3	371	3	371	4.7%
Mississippi	6	349	—	—	6	349	4.5%
Kentucky	3	305	—	—	3	305	3.9%
Louisiana	3	213	—	—	3	213	2.7%
Ohio	—	—	1	125	1	125	1.6%
Virginia	2	122	—	—	2	122	1.6%

Total	107	6,215	14	1,592	121	7,807	100.0%

*	Includes two Signature Inns (totaling 263 rooms) held-for-sale at December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation which, in our judgment, would have a material adverse effect on our operations or financial condition if adversely determined. However, due to the nature of our business, we are, from time to time, a party to certain legal proceedings arising in the ordinary course of our business.

Jameson Inns, Inc., Kitchin Hospitality and an employee were named as defendants in a case filed on January 20, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi by Jim and Barbara Doe, individually and as natural parents of Ann Doe, a minor. The plaintiffs are seeking $20 million actual and $5 million punitive damages for injuries sustained by Ann Doe as a result of an alleged sexual assault by two minor boys who were at the Inn in Pearl, Mississippi. Pursuant to a motion the Company filed, this case was moved to the Circuit Court of Rankin County by virtue of an order of the Supreme Court of Mississippi entered on November 10, 2004. We have denied any liability for any injuries sustained by Ann Doe or her parents based on the factual circumstances and applicable law. We will continue to vigorously defend against this claim. We are fully insured for this claim and do not expect that this case will have any material adverse effect upon our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq National Market under the symbol “JAMS.” As of March 3, 2006, there were approximately 7,500 holders of record of our common stock and, we estimate, approximately 13,700 beneficial holders of our common stock.

Comparative Per Share Market Price and Dividend Information

The following table sets forth the high and low sale prices for our common stock for the periods indicated. The prices are as reported on The Nasdaq National Market based on published financial sources.

	Jameson Common Stock (JAMS)
	High	Low
2005
First Quarter	$2.02	$1.44
Second Quarter	$2.59	$1.40
Third Quarter	$2.59	$1.82
Fourth Quarter	$2.34	$1.75

2004
First Quarter	$3.11	$2.27
Second Quarter	$3.00	$2.02
Third Quarter	$2.40	$1.53
Fourth Quarter	$2.04	$1.58

There were no cash dividends paid in 2005 and 2004. We anticipate that we will not pay dividends on our common stock for the foreseeable future.

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

Historical financial and operating information includes all Inns owned by us. Due to the sale of certain of our Inns, certain information may not be comparable between periods. The selected financial data tables below show certain historical financial and other information relating to our Inns included in continuing operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. Lodging revenues in 2003, 2002 and 2001 were earned by Kitchin Hospitality, the former lessee of our Inns.

JAMESON INNS, INC.

SELECTED FIVE-YEAR FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

	2005	2004	2003	2002	2001
Operating Results
Lodging revenues(1)	$90,577	$84,510	$—	$—	$—
Lease revenues(1)	$—	$—	$37,616	$37,721	$38,454
Income (loss) from continuing operations(1)	$440	$(7,023)	$(1,697)	$(1,106)	$(4,307)
Net income (loss) attributable to common stockholders	$605	$(34,106)	$(7,534)	$(5,932)	$(9,737)

Common Stock Data
Basic and diluted income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.85)	$(0.74)	$(0.69)	$(0.98)
Dividends paid	$—	$—	$0.15	$0.20	$0.98

Financial Position
Total assets	$287,273	$286,136	$309,272	$326,507	$339,361
Long-term obligations(2)	$186,377	$147,738	$183,859	$198,910	$219,495
Current maturities of mortgage notes payable	$6,095	$49,992	$29,954	$23,910	$7,568

(1)	Restated to present current discontinued operations (See note 10)
(2)	2005 includes trust preferred notes and convertible notes

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

Overview

From 1994 through December 31, 2003, we operated as a real estate investment trust (REIT) for federal income tax purposes. On January 2, 2004, we acquired Kitchin Hospitality and relinquished our status as a REIT to become a taxable C-corporation. With the closing of the acquisition, Kitchin Hospitality became our wholly owned subsidiary and we now both own and operate our Inns. Beginning in 2004, room rental revenues are received directly by us, and we bear all of the hotel operating and administrative costs and expenses. As of December 31, 2005, we owned 95 Jameson Inns and 14 Signature Inns (including two that were held-for-sale on that date), all of which are classified as being within the economy and mid-scale segments of the lodging industry. We did not purchase, build or expand any Inns in 2005. In addition to our ownership of our Inns, we also own billboards and other related assets.

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

Key Performance Indicator

The primary financial indicator of our performance is our RevPAR and the factors contributing to it, our occupancy rate and our ADR. Control of our operational and administrative expenses is an important aspect of our business, although many of the operational expenses vary in proportion to the number of rooms that we operate. Thus, we believe that the results of our efforts to grow RevPAR are the single-most important factor in determining our future financial performance.

Based on information from several observers of our industry and our recent experience, we expect demand for lodging services to continue to increase during 2006. As a result, we expect RevPAR growth to continue in 2006 due primarily to an expected increase in business and leisure travel.

Management’s Priorities

Our highest priorities for 2006 continue to be achieving RevPAR growth, administering and promoting the Jameson Stock Awards program and the on-going re-branding of our Signature Inns to the Jameson Inn brand. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or additional franchising of the brand. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, entry into additional long-term debt financings, and engagement in related lines of new business. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives.

Results of Operations

Lodging revenues were earned by our former lessee, Kitchin Hospitality, during 2003. We recorded lease revenues derived from the room revenues based on the master lease agreements we had in place with Kitchin Hospitality. In conjunction with the consummation of the acquisition of Kitchin Hospitality, we now recognize the lodging revenues and expenses in our financial statements. For comparison purposes we are presenting the following unaudited pro forma income statement for the year ended December 31, 2003. Historical amounts for Jameson Inns, Inc. and Kitchin Hospitality, LLC have been restated to reflect reclassifications for discontinued operations.

Jameson Inns, Inc.

Unaudited Pro Forma Condensed Operations Data

Year Ended December 31, 2003

(amounts in thousands, except per share data)

	Historical Jameson Inns	Historical Kitchin Hospitality	Excluded Operations (A)	Pro Forma Adjustments		Pro Forma
Lodging revenues	$—	$85,295	$—	$—		$85,295
Lease revenues	37,616	—	—	(37,616	)(C)	—
Renovation and refurbishment revenues	—	3,801	—	(3,801	)(B)	—
Overhead reimbursements	—	1,824	—	(1,824	)(D)	—
Management and license fee income	—	322	—	—		322
Other income	89	596	(596)	—		89

Total revenues	37,705	91,838	(596)	(43,241)		85,706

Lease expense	—	37,616	—	(37,616	)(C)	—
Costs of renovations and refurbishment	—	3,592	—	(3,592	)(B)	—
Direct lodging expenses	—	43,082	—	—		43,082
Property and other taxes and insurance	5,742	—	—	—		5,742
Depreciation	16,613	712	—	(69	)(B)	17,256
Corporate general and administrative	2,846	4,751	—	(1,824	)(D)	5,773
Interest expense	11,731	—	—	—		11,731
Early extinguishments of mortgage notes	211	—	—	—		211
Cost of acquisition	1,605	181	—	(1,786	)(E)	—
Loss on impairment of real estate	710	—	—	—		710
Gain on sale of assets	(56)	(298)	298	—		(56)

Total expenses	39,402	89,636	298	(44,887)		84,449

(Loss) income before income taxes	(1,697)	2,202	(894)	1,646		1,257
Income tax expense	—	—	—	497	(F)	497

Net (loss) income from continuing operations	(1,697)	2,202	(894)	1,149		760
Preferred stock dividends	6,669	—	—	6,669	(G)	—

Net (loss) income from continuing operations attributable to common stockholders	$(8,366)	$2,202	$(894)	$7,818		$760

Weighted average shares outstanding—basic	11,308			45,153	(H)	56,461

Net (loss) income from continuing operations per share attributable to common stockholders—basic	$(0.74)					$0.01

Weighted average shares outstanding—diluted	11,308			45,180	(I)	56,488
Net (loss) income from continuing operations per share attributable to common stockholders—diluted	$(0.74)					$0.01

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

Key Operating Statistics

The operating data tables below show certain historical financial and other information relating to our owned Inns included in continuing operations. We include in discontinued operations assets held-for-sale and assets sold with respect to which we did not enter into, or anticipate entering into, a franchise or other agreement. Lodging revenues in 2003 were earned by Kitchin Hospitality, the former lessee of the Inns.

	2005	2004	2003
Jameson Inns:
Occupancy rate	59.3%	55.6%	54.5%
ADR	$63.83	$60.31	$58.35
RevPAR	$37.82	$33.50	$31.77
Lodging revenues (000’s)	$75,883	$65,351	$64,379
Room nights available	1,994,663	1,900,085	1,930,596

Signature Inns:
Occupancy rate	36.7%	39.1%	43.3%
ADR	$65.94	$65.70	$63.85
RevPAR	$24.17	$25.70	$27.65
Lodging revenues (000’s)	$14,694	$19,159	$20,916
Room nights available	585,247	709,308	711,725

Combined Jameson and Signature Brands:
Occupancy rate	54.1%	51.1%	51.5%
ADR	$64.15	$61.43	$59.59
RevPAR	$34.72	$31.38	$30.66
Lodging revenues (000’s)	$90,577	$84,510	$85,295
Room nights available	2,579,910	2,609,393	2,642,321

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

For the fiscal year ended 2005, we recorded lodging revenues of $90.6 million compared to lodging revenues of $84.5 million in 2004. Revenues increased due to a 10.6% rise in RevPAR as a result of a 3.0 percentage point increase in occupancy and an increase in ADR of 4.4% in 2005, offset by fewer room nights available to rent. During 2004, we sold four properties in continuing operations, resulting in a decrease of approximately 29,500 room nights available in 2005. Operations for these four sold Inns remain classified in continuing operations because they are currently franchised. In 2005, occupancy rates for our Inns increased to 54.1% from 51.1%. Most of our increase in RevPAR is a result of a $2.72 increase in our ADR. Our owned Jameson Inns increased RevPAR by 12.9% in 2005 as a result of a 3.7 percentage point increase in occupancy and a $3.52 increase in ADR. Our Signature Inn RevPAR decreased 6.0% in 2005 as a result of a 2.4 percentage point decrease in occupancy, partially offset by a minimal increase in ADR.

Our direct lodging expenses increased 5.5%, or $2.5 million, in 2005. The increase in direct lodging expenses resulted from increases of rooms expenses of $202,000, hotel level administrative and general expenses of $838,000, marketing expenses of $622,000, maintenance and repair expenses of $716,000 and utilities expense of $538,000, partially offset by reduced telephone expense of $451,000.

Our property and other taxes and insurance expenses decreased 3.7%, or $208,000, in 2005. The slight decrease is mainly a result from a favorable property tax settlement of $254,000 during 2005.

Our depreciation expense increased 6.8%, or $950,000, in 2005. The increase is result from the increased capital investment in 2005 of $18.6 million compared to $6.8 million in 2004.

Our corporate general and administrative expenses increased $2.0 million in 2005 as a result of our external Sarbanes-Oxley compliance efforts of $881,000, increased payroll expenses of $1.0 million and increased expenses of $217,000 related to our Jameson Stock Awards Program, which had minimal start up costs in 2004. Payroll costs increased due to salary increases and bonus expense that exceeded those recorded in 2004. We expect to incur lower costs in 2006 related to our external Sarbanes-Oxley compliance efforts, offset by higher payroll related costs and other costs due to inflation and cost of living adjustments.

Our interest expense was $13.0 million in 2005 compared to $10.6 million in 2004. The increase is a result of having higher weighted average interest rates during 2005 than in 2004, partially offset by reduced mortgage note balances. Our weighted average interest rate the last two years was 6.3% and 5.2% for 2005 and 2004, respectively.

In 2005, we incurred $385,000 in expense related to the early extinguishment of debt compared to $66,000 in 2004. We incur charges when we pay off a loan before its maturity date and expense the remaining deferred finance costs. We pay loans off early as a result of refinancing debt on a property or the sale of a property.

In 2004, we recorded a lease termination expense of $9.0 million as a result of the acquisition of Kitchin Hospitality, LLC, the former lessee of all our properties. We expensed the consideration for the transaction in 2004.

In 2004, we recorded an impairment charge of $769,000 on a tract of land and one Inn in continuing operations.

In 2005, we had a net gain of approximately $19,000 from the sale of a land parcel, four billboards and miscellaneous equipment. In 2004, we had a net gain of approximately $767,000 on the sale of four Inns, two tracts of land, two billboards and miscellaneous equipment.

We do not expect to pay federal or state income taxes for the year ended December 31, 2005 due to an expected taxable loss for the year. Our net deferred tax assets totaled approximately $5.8 million as of December 31, 2005. In assessing the need for a valuation allowance, we evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable loss. We are uncertain as to whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets; accordingly, we maintain a full valuation allowance against our net deferred tax assets.

For the reasons outlined above, we had net income from continuing operations of $440,000 in 2005 compared to net loss from continuing operations, excluding preferred stock dividends, of $7.0 million in 2004.

Comparison of the Year Ended December 31, 2004 to the Pro Forma Year Ended December 31, 2003

For fiscal 2004, we recorded lodging revenues of $84.5 million versus pro forma lodging revenues of $85.3 million in 2003. Revenues were relatively flat due to a 2.3% rise in RevPAR in 2004, offset by fewer room nights available to rent and a decline in other revenues not included in the calculation of RevPAR in 2004. We sold four Inns in 2004 and two Inns in 2003, resulting in a decrease of approximately 32,900 room nights available in the twelve months ended December 31, 2004. These six Inns were not classified as a component of discontinued operations because they were franchised. In 2004, occupancy rates for our hotels increased to 51.5% from 51.1%. Most of our increase in RevPAR is a result of a $1.84 increase in our ADR. Our owned Jameson Inns increased RevPAR by 5.4% in 2004 as a result of a 1.1 percentage point increase in occupancy and a $1.96 increase in ADR. Our Signature Inn RevPAR decreased 7.1% in 2004 as a result of a 4.2 percentage point decrease in occupancy, partially offset by a $1.85 increase in ADR.

Our direct lodging expenses increased 5.2%, or $2.2 million, in 2004 compared to pro forma 2003. The increase in direct lodging expenses resulted from increases of hotel level administrative and general expenses of $797,000, rooms expenses of $136,000, marketing expenses of $480,000, repair and maintenance expenses of $639,000 and utilities expenses of $175,000.

Our property and other taxes and insurance expenses were down 1.0%, or $50,000, in 2004 compared to pro forma 2003. The slight decrease is a result of us having fewer rooms available to rent in 2004 and property tax rates and insurance premiums being relatively flat.

Our depreciation expense was down $3.4 million in 2004 compared to pro forma 2003 as a result of many of our shorter life assets still in use being fully depreciated and not immediately replaced and the sale of Inns in 2004 and 2003.

Our corporate general and administrative expenses increased $1.7 million in 2004 compared to pro forma 2003. The increase results primarily from approximately $900,000 increase in payroll related costs, $300,000 increase in audit fees, $268,000 in costs related to the organization and launch of our Jameson Stock Awards program and $232,000 increase in other expenses. Payroll costs increased due to additional staffing, mainly in the marketing department, salary increases and bonus expense that exceeded those recorded in 2003.

Our interest expense was $10.6 million in 2004 compared to $11.7 million in 2003. The decrease is a result of having less average debt outstanding and slightly lower interest rates during 2004. Our weighted average interest rate the last two years was 5.2% and 5.5% for 2004 and 2003, respectively.

In 2004, we incurred $66,000 in expense related to the early extinguishment of debt compared to $211,000 in 2003. We incur charges when we pay off a loan before its maturity date and expense the remaining deferred finance costs. We pay loans off early as a result of refinancing debt on a property or the sale of a property.

In 2004, we recorded a lease termination expense of $9.0 million as a result of the January 2004 acquisition of Kitchin Hospitality, LLC, the former lessee of all our properties. We expensed the consideration for the transaction in 2004.

In 2004, we recorded an impairment charge of $769,000 on a tract of land and one Inn in continuing operations. In 2003, we recorded an impairment charge of $710,000 on two Inns in continuing operations.

In 2004, we had a net gain of $767,000 on the four Inns, two tracts of land, two billboards and miscellaneous equipment that we sold during the year. In 2003 we had a net gain of $56,000 on the sale of two Inns and a tract of land.

When we relinquished our tax status as a real estate investment trust, we established a deferred tax asset of $1.4 million to account for our change in taxable status. After reviewing our fourth quarter 2004 financial results and updating our analysis on the realizability of deferred tax assets, we recorded a valuation allowance for 100% of this tax asset. The net effect for the full year was income tax expense of $1.4 million that completely offset the income tax benefit of $1.4 million recognized in the first quarter of 2004.

For the reasons outlined above, we had a net loss from continuing operations, excluding preferred stock dividends, of $7.0 million in 2004 compared to pro forma net income from continuing operations of $760,000 in 2003.

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

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net income (loss) attributable to common stockholders	$605	$(34,106)	$(7,534)
Depreciation	14,824	14,505	17,601
Interest expense	13,516	11,611	12,894

EBITDA	$28,945	$(7,990)	$22,961

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Gain on sale of property and equipment	$(357)	$(802)	$(59)
Early extinguishment of mortgage notes	385	66	211
Loss on impairment of real estate	80	6,648	1,310
Lease termination costs	—	8,954	—
Preferred dividends	—	4,372	6,669
Loss on redemption of preferred stock	—	15,955	—

Adjusted EBITDA	$29,053	$27,203	$31,092

Notes to EBITDA

1.	Adjusted EBITDA from continuing operations was $28,600,000, $26,459,000 and $27,513,000 in 2005, 2004 and 2003, respectively.

2.	Adjusted EBITDA from discontinued operations was $453,000, $744,000 and $3,579,000 in 2005, 2004 and 2003, respectively.

We use EBITDA to measure the financial performance of our operations because it excludes interest, income taxes, depreciation and amortization, which bear little or no relationship to our hotel operating results. EBITDA from continuing operations also excludes those items which relate to net income (loss) from discontinued operations. By excluding interest expense, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial results of our operations excluding factors that our hotel operating performance cannot control. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA and EBITDA from continuing operations provides information that is relevant and useful in evaluating our business.

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

Adjusted EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net income (loss), cash flows from operating activities, or other measures computed in accordance with GAAP. The company uses Adjusted EBITDA to measure its performance and to assist in the assessment of hotel property values. Adjusted EBITDA is also a widely used industry measure which the Company believes provides pertinent information to investors and is an additional indicator of the Company’s operating performance. The company defines Adjusted EBITDA as EBITDA excluding the effects of certain charges such as gains and losses related to the sale of Inns, gains and losses related to early extinguishment of debt, losses on impairment of real estate, costs related to the acquisition of Kitchin Hospitality, preferred dividends and the cost of redemption of preferred stock.

Liquidity and Capital Resources

Overview

We believe we will have adequate liquidity in 2006 to operate our business and to meet our cash requirements.

Our short-term liquidity needs include funds for operating expenses, interest and principal payments on our outstanding indebtedness and funds for capital expenditures, including the on-going renovations and conversions of Signature Inns. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash on hand, and if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of Inn development, including the rebranding of Signature Inns to Jameson Inns, property acquisitions, renovations and other capital improvements through net cash from operations, long-term secured and unsecured indebtedness, including our lines of credit, and potentially through the issuance of additional equity securities or through joint ventures. In March 2005, we raised $25.5 million from the 8.46% Junior Subordinated Notes issued in connection with the trust preferred securities offering. Additionally, in September 2005, we raised $35.0 million from the 7.0% Convertible Senior Subordinated Notes issued in a private placement. The net proceeds were used to retire current and other indebtedness and for general corporate purposes.

Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flows from operations, available borrowings under our credit facilities and borrowing commitments and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital improvements and debt service and other obligations for the next twelve months.

Our ability to fund operations, make planned capital improvements, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating results and our success in extending or refinancing debt maturities. Our future operating results are dependent on a number of factors, many of which are beyond our direct control.

Operating

Cash flow from operating activities-continuing operations for the year ended December 31, 2005 totaled $17.5 million, compared to $18.8 million for the same period in 2004. Net income, after reconciling adjustments to net cash provided by operations (such as non-cash income statement impacts like depreciation and amortization, loss on impairment of real estate, early extinguishment of debt, stock based compensation and gain on disposal of property and equipment) totaled approximately $16.7 million. Working capital changes, including receivables, accruals, and payables, generated approximately $800,000 during 2005. This was primarily due to increases in accrued payroll, accounts payable and accrued expenses as a result of timing differences, partially offset by increases in accounts receivable, other receivables and a decrease in accrued property and other taxes.

We use cash flow from operating activities to fund our operating expenses, debt service requirements and capital improvements.

Investing

Our net cash used in investing activities-continuing operations during 2005 totaled approximately $16.0 million. This amount included $17.4 million invested in existing properties, with approximately $1.1 million funded by restricted cash and approximately $300,000 funded by proceeds from sales of property and equipment.

During 2005, we completed the renovation and conversion of five Signature Inns to Jameson Inns. The total cost in 2004 and 2005 of all five conversions was approximately $8.5 million. We are also currently converting four additional Signature Inns to Jameson Inns which should be completed in first and second quarter 2006. Our plan is to renovate and convert the remaining Signature Inns, other than two Inns held-for-sale at December 31, 2005 which were sold in February 2006. The renovation and conversion for the remaining eight Inns are expected to be completed over the next two years.

Financing

Our net cash provided by financing activities-continuing operations during 2005 totaled approximately $4.0 million. This amount included net proceeds of approximately $25.5 million from the Junior Subordinated Notes issued in connection with the trust preferred securities offering described in note 7, proceeds of $35.0 million from the Convertible Senior Subordinated Notes issued in a private placement described in note 8 and proceeds from lines of credit of approximately $2.4 million, offset by repayments and payoffs of mortgage notes and related deferred finance costs of approximately $58.8 million.

At December 31, 2005, our outstanding indebtedness was approximately $195.0 million, $130.4 million of which was secured by mortgages covering 78 of our 109 owned Inns. Current maturities at December 31, 2005 include one maturing mortgage note payable and scheduled principal payments of approximately $6.1 million for the next twelve months. We were in technical violation of two debt service covenants for loans secured by two Inns at year end; however, in December 2005 we received waivers from the lender for these violations. In addition, as of December 31, 2005, we had availability of $9.5 million on our lines of credit and available borrowing commitments.

Our policy historically has been to finance all of the costs of developing new Inns, expanding existing Inns and converting Signature Inns to Jameson Inns. However, now that we no longer have the requirement to pay annually $6.7 million in preferred dividends, we have greater cash flow to invest in our business. Nevertheless, incurring additional debt is likely to be a significant means of financing any substantial additional hotel growth in the future.

Future indebtedness we incur may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness may be recourse to all or any part of our Inns or may be limited to the Inn to which the indebtedness relates. We have 31 Inns which are presently not subject to mortgage liens. We may also use the proceeds from any of our borrowings for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or development of new Inns. Most of our current mortgage indebtedness is with recourse to us.

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

Contractual Obligations

The table below summarizes our significant contractual obligations and commitments as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Long-term debt obligations(1)	$285,606,129	$19,297,366	$63,159,087	$46,476,810	$156,672,866
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	14,564,561	4,236,528	2,107,627	1,841,471	6,378,935
Purchase obligations	—	—	—	—	—

Total	$300,170,690	$23,533,894	$65,266,714	$48,318,281	$163,051,801

(1)	Includes estimated principal and interest payments based on the stated interest rates in effect as of December 31, 2005 for mortgage notes payable, trust preferred notes, and convertible notes.
(2)	Includes estimated payments based on contractual obligations for office space rent, land lease agreements, billboard space, and long-term cable TV agreements.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. Nevertheless, competitive pressures have limited us in our ability to raise rates in the face of inflation.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Real Estate Assets

We evaluate the impairment of property and equipment and other long-lived assets in accordance with SFAS, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. We review on a quarterly basis the carrying values of our property and equipment, in relation to historical results, current business conditions and known trends to identify indicators of impairment. If indicators of impairment are present, the expected future results of operations of the asset are projected based on the estimated future earnings before interest expenses, income taxes, depreciation and amortization. Growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in the local markets. In the event assumptions used to perform our review are inappropriate, the carrying value of these properties and our operating results would be misstated.

SFAS 144 requires a long-lived asset to be classified as “held-for-sale” in the period in which certain criteria are met. In addition, SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale be reported in discontinued operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. For properties we consider held-for-sale, an impairment charge is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held-for-sale assets are reported at the lower of the carrying amount or the estimated fair value, less the estimated cost to sell. Subsequent to the date that an asset is classified as held-for-sale, depreciation expense is not recorded. Charges recorded in 2005, 2004 and 2003 were related to properties sold or held-for-sale. In the event our estimates of net realizability of assets held-for-sale are inappropriate, the carrying value of these properties and operating results would be misstated.

Accounting for Income Taxes

We provide for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We maintain valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowance from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

We have maintained a full valuation allowance against our deferred tax assets. While we believe our valuation allowance was appropriately stated at December 31, 2005, improvements in our business performance may in the future require us to record a reversal of all or a portion of the remaining valuation allowance because we may reassess our ability to use the related deferred tax assets. Improvement in our projected earnings, changes in tax laws regarding carryforward periods, movement into or out of recent and cumulative loss positions and identification of tax planning strategies, could lead to changes in our expectations regarding utilization of our deferred tax assets.

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

Overhead Allocation from Kitchin Hospitality

Prior to 2004, we reimbursed Kitchin Hospitality for overhead costs pursuant to a cost reimbursement agreement. Effective with the acquisition of Kitchin Hospitality on January 2, 2004, we assumed the full cost of these general and administrative expenses. The overhead allocation pursuant to an agreement between us and Kitchin Hospitality involved a substantial number of estimates pertaining to the allocation between entities of employees’ time and various other costs. Kitchin Hospitality charged us approximately $1.8 million in 2003 for our portion of certain salaries, office overhead and other general and administrative costs pursuant to the agreement. In the event that the assumptions used to determine the overhead allocation were incorrect, we would not have expensed an appropriate amount for such services.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R requires the Company to apply fair value recognition provisions to all unvested equity awards effective January 1, 2006. The Company adopted SFAS 123R using the modified prospective transition method. Stock based compensation expense for restricted stock will not change under FAS 123R except that the Company’s estimate of forfeitures will be reflected in expense recognized. Additionally, upon adoption of SFAS 123R, the Company will estimate forfeitures of currently unvested awards of restricted stock and record a cumulative effect of change in accounting principle to reflect the compensation expense that would have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. During the third quarter of 2005, the Company accelerated the vesting of all of the Company’s outstanding unvested stock options. By accelerating these options, the Company will not be required to recognize any compensation expense in the current year or in future periods associated with these options. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Recent Developments

On January 31, 2006, we entered into a $12.2 million loan agreement at a fixed rate of 7.25% from GE Capital Franchise Finance Corporation. The loans, which mature in ten years, are secured by liens and security interests on seven Inns and are guaranteed by us. The net proceeds of the loans were used to refinance variable rate indebtedness on the seven Inns with fixed rate debt.

In February 2006, the Company sold the remaining two Signature Inns that were classified as held-for-sale for an aggregate sales price totaling $5.7 million with no significant gains or losses.

In February 2006, the Company entered into a letter of intent to refinance 21 hotels for approximately $36.0 million. The interest rate is expected to be fixed for 10 year life of the loan. The proceeds will be used to repay variable interest rate loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had debt obligations of $195.0 million. Approximately 50% of our debt was subject to interest rates adjustable to a spread above the prime rate or Treasury Securities, primarily with twelve month interest re-adjustment dates. Approximately $36.3 million of our fixed rate debt is comprised of mortgage notes secured by individual or groups of Inns. The remaining fixed rate debt includes uncollateralized debentures from the Trust Preferred Notes offering of $27.1 million and convertible notes of $35.0 million of the debt obligations. A hypothetical 100 basis point change on January 1, 2005 in the indices underlying our floating rate debt would have changed our annual interest expense by approximately $1.9 million based on the weighted average of borrowings subject to variable rates during 2004. However, the actual annual impact to interest expense would have been less than $1.9 million due to the various annual interest rate readjustment dates of our variable rate debt.

Additional information regarding this, to the extent that it is relevant to our business, is included in Item 1A of this report under the caption “Risk Factors—Interest Rate Increases Could Increase Our Cost of Current and Future Debt” and in Item 7 under the caption “Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting as of December 31, 2005 is included on page F-1 of this Form 10-K. The attestation report of our independent registered public accounting firm is included on page F-3 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

On March 6, 2006, the Company issued a press release announcing its financial results for the fourth quarter and fiscal year 2005. This information is being furnished for purposes of Regulation FD and is not deemed filed. A copy of this press release is furnished as Exhibit 99.1 to this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the headings “Proposal One—Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the headings “Executive Compensation,” “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be contained in this Item other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the heading “Principal Shareholders and Security Ownership of Management.” The information required by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders	1,653,156	$4.21	393,794	(1)
Equity compensation plans not approved by security holders	145,000	$7.87	55,000	(2)

(1)	The number of securities available for issuance under the Jameson 2003 Stock Option Plan (the “2003 Plan”) was 1,000,000 initially. The number increases automatically by 100,000 shares on each anniversary of the 2003 Plan, and as of December 31, 2005 there were 1,200,000 shares.
(2)	The Jameson Inns, Inc. 1997 Director Stock Option Plan (the “1997 Plan”) was not presented to shareholders for a vote and thus was not approved by security holders. Each director who is not an officer or employee of the Company or any of its affiliated companies is eligible to participate in the 1997 Plan. Participants are granted an option to purchase 5,000 shares of common stock of the Company on the first business date following the annual shareholders meeting. 200,000 shares of common stock were reserved for issuance under the 1997 Plan. No options can be issued after November 19, 2007. Options are not exercisable until six months after the date the option was granted. In addition, options may not be exercised more than (i) three months after the participant’s cessation of service as a director by reason of resignation or failure to be reelected, (ii) one year after the participant’s disability or (iii) 15 months after the date of a participant’s death.

The exercise price for each share subject to an option is the fair market value of the stock on the date the option is granted. “Fair market value” means the closing bid price reported on the Nasdaq National Market System on the date when fair market value is to be determined. Payment of the exercise price must be in cash, through the delivery of shares of common stock previously held by the participant for at least six months and having a fair market value on the date of exercise equal to the full amount of the exercise price or by a combination of these two methods. In lieu of paying the exercise price by cash or delivery of previously held common stock, a participant may elect to have shares of common stock withheld from the shares deliverable upon exercise if such election is delivered to the Company six months prior to the exercise date or prior to the exercise date and in any ten business day period beginning on the third business day following the release of the Company’s annual or quarterly summary statement of sales and earnings.

Options are not transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. Only the director participant or his or her guardian or legal representative can exercise an option during the participant’s lifetime. The shares of common stock issued upon the exercise of options have resale restrictions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the heading “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements

        2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	F-29

Schedules other than that listed above have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(a)    (3) The following exhibits are filed as part of this Annual Report or incorporated herein by reference:

Exhibit Number	Description
3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 9, 2004 incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

4.3 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

4.4 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

4.5 —	Copy of the Registration Rights Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers under the Securities Purchase Agreement listed as Exhibit 10.52 hereto is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated September 30, 2005

4.6 —	Form of 7.0% Convertible Senior Subordinated Note Due 2010 is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 30, 2005

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

Exhibit Number	Description
10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	Amendment No. 2 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.25 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

Exhibit Number	Description
10.26 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.27 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.28 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.30 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.31 —	Schedule of documents substantially similar to Exhibit 10.27 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.32 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.33 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.34 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.35 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.36 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.37 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.38 —	Employment Agreement with Steven A. Curlee dated February 19, 2004

10.39 —	Schedule of documents substantially similar to Exhibit 10.38

10.40 —	Loan Agreement dated as of December 31, 2005, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit Number	Description
10.41 —	Schedule of documents substantially similar to Exhibit 10.40 incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.42 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.43 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.44 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

10.45 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005 incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.46 —	Master lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004 incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.47 —	Schedule of documents substantially similar to Exhibit 10.46

10.48 —	Non-Competition Agreement between the Company and Thomas W. Kitchin dated April 26, 2005 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.49 —	Transition Agreement between Martin D. Brew and Jameson Inns, Inc. dated August 16, 2005

10.50 —	Loan Agreement dated as of August 24, 2005, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Wilmington, North Carolina; Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,690,000; Environmental Indemnity Agreement; Undertaking Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.51 —	Schedule of documents substantially similar to Exhibit 10.49 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.52 —	Copy of the Securities Purchase Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers as defined therein is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 30, 2005

21.1 —	Subsidiaries of the Registrant

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 —	Press Release announcing financial results for the fourth quarter and fiscal year ended December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 6, 2006.

JAMESON INNS, INC.

By:	/s/ CRAIG R. KITCHIN
Craig R. Kitchin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ THOMAS W. KITCHIN Thomas W. Kitchin	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer)	March 6, 2006

/s/ CRAIG R. KITCHIN Craig R. Kitchin	President and Chief Financial Officer, Director (principal financial officer)	March 6, 2006

/s/ MARTIN D. BREW Martin D. Brew	Treasurer and Chief Accounting Officer (principal accounting officer)	March 6, 2006

/s/ DAVID S. FRASER David S. Fraser	Director	March 6, 2006

/s/ ROBERT D. HISRICH Robert D. Hisrich	Director	March 6, 2006

/s/ MICHAEL E. LAWRENCE Michael E. Lawrence	Director	March 6, 2006

/s/ THOMAS J. O’HAREN Thomas J. O’Haren	Director	March 6, 2006

REPORT OF MANAGEMENT ON ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on our assessment and those criteria, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is set forth following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Jameson Inns, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jameson Inns, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jameson Inns, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Jameson Inns, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jameson Inns, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jameson Inns, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Jameson Inns, Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Jameson Inns, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jameson Inns, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jameson Inns, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2006

Jameson Inns, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,721,239	$1,626,322
Restricted cash	675,554	1,745,171
Trade accounts receivable, net of allowance of $106,240 and $124,504 at December 31, 2005 and 2004, respectively	1,967,905	1,442,912
Other receivables	330,214	206,706
Prepaid expenses	658,626	554,105

Total current assets	6,353,538	5,575,216

Operating property and equipment	367,726,058	352,108,626
Less accumulated depreciation	(98,852,841)	(91,160,887)
Property and equipment held for sale, net	5,528,024	16,754,836

	274,401,241	277,702,575

Deferred finance costs, net	5,043,276	1,881,995
Other assets	663,262	976,554
Investment in trust preferred securities	812,000	—

Total assets	$287,273,317	$286,136,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$6,094,895	$49,991,739
Line of credit borrowings	2,502,015	110,216
Accounts payable and accrued expenses	7,119,046	4,582,803
Accrued interest payable	751,009	830,368
Accrued property and other taxes	1,801,260	2,165,734
Accrued payroll	1,850,898	1,150,571

Total current liabilities	20,119,123	58,831,431

Mortgage notes payable, less current portion	124,315,246	147,737,940
Trust preferred notes	27,062,000	—
Convertible notes	35,000,000	—

Total liabilities	206,496,369	206,569,371

Stockholders’ Equity
Common stock, $0.10 par value, 100,000,000 shares authorized, 57,510,490 shares and 57,052,630 shares issued and outstanding at December 31, 2005 and 2004, respectively	5,751,049	5,705,263
Contributed capital	110,705,429	110,375,931
Unamortized deferred compensation	(1,589,541)	(1,819,158)
Retained deficit	(34,089,989)	(34,695,067)

Total stockholders’ equity	80,776,948	79,566,969

Total liabilities and stockholders’ equity	$287,273,317	$286,136,340

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31
	2005	2004	2003
Lodging revenues	$90,577,289	$84,509,633	$—
Other revenues	793,283	475,450	89,122
Lease revenues	—	—	37,616,184

Total revenues	91,370,572	84,985,083	37,705,306

Direct lodging expenses	47,804,628	45,325,170	—
Property and other taxes and insurance	5,484,289	5,692,379	5,741,894
Depreciation	14,824,191	13,874,188	16,613,878
Corporate general and administrative	9,481,671	7,507,013	2,845,892
Interest expense	12,970,200	10,586,296	11,731,012
Early extinguishment of mortgage notes	384,797	66,240	211,009
Acquisition costs	—	—	1,605,000
Lease termination costs	—	8,954,361	—
Loss on impairment of real estate	—	769,400	710,000
Gain on sale of property and equipment	(19,451)	(767,107)	(56,086)

Total expenses	90,930,325	92,007,940	39,402,599

Income (loss) before income taxes and discontinued operations	440,247	(7,022,857)	(1,697,293)

Deferred tax benefit due to change in taxable status	—	(1,397,672)	—
Deferred income tax expense	—	1,397,672	—

Net income (loss) from continuing operations	440,247	(7,022,857)	(1,697,293)

(Loss) income from discontinued operations	(92,336)	(912,740)	1,428,608
Loss on impairment related to discontinued operations	(80,000)	(5,878,301)	(600,000)
Gain on sale of discontinued operations	337,167	34,638	3,411

Net income (loss) from discontinued operations	164,831	(6,756,403)	832,019

Net income (loss)	605,078	(13,779,260)	(865,274)
Preferred stock dividends	—	4,371,706	6,668,760
Loss on redemption of preferred stock	—	15,954,925	—

Net income (loss) attributable to common stockholders	$605,078	$(34,105,891)	$(7,534,034)

Per common share (basic and diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.85)	$(0.74)
Income (loss) from discontinued operations	—	(0.21)	0.07

Net income (loss) attributable to common stockholders	$0.01	$(1.06)	$(0.67)

Weighted average shares—basic and diluted	57,760,147	32,260,713	11,308,041

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock Series A	Preferred Stock Series S	Common Stock	Contributed Capital	Deferred Compensation	Retained Deficit	Stockholders’ Equity
Balance at December 31, 2002	$1,272,727	$2,191,500	$1,186,298	$101,125,909	$(2,812,344)	$(4,095,608)	$98,868,482
Issuance of common stock	—	—	3,791	106,856	—	—	110,647
Issuance of restricted stock	—	—	6,645	138,881	(145,526)	—	—
Forfeiture of restricted stock	—	—	(3,899)	(214,240)	203,719	—	(14,420)
Vesting of restricted stock	—	—	—	—	424,007	—	424,007
Common stock dividends ($.15 per share)	—	—	—	(1,786,984)	—	—	(1,786,984)
Preferred stock dividends—Series S ($1.70 per share)	—	—	—	(3,725,580)	—	—	(3,725,580)
Preferred stock dividends—Series A ($2.31 per share)	—	—	—	(2,943,180)	—	—	(2,943,180)
Net loss	—	—	—	—	—	(865,274)	(865,274)

Balance at December 31, 2003	1,272,727	2,191,500	1,192,835	92,701,662	(2,330,144)	(4,960,882)	90,067,698
Issuance of common stock	—	—	398	3,544	—	—	3,942
Secondary stock offering	—	—	4,300,000	72,644,464	—	—	76,944,464
Acquisition of KH	—	—	215,337	5,749,487	—	—	5,964,824
Forfeiture of restricted stock	—	—	(3,307)	(107,696)	83,695	—	(27,308)
Vesting of restricted stock	—	—	—	—	427,291	—	427,291
Preferred stock dividends—Series S ($1.08 per share)	—	—	—	(2,442,309)	—	—	(2,442,309)
Preferred stock dividends—Series A ($1.52 per share)	—	—	—	(1,929,397)	—	—	(1,929,397)
Redemption of preferred stock	(1,272,727)	(2,191,500)	—	(56,243,824)	—	—	(59,708,051)
Loss on redemption of preferred stock	—	—	—	—	—	(15,954,925)	(15,954,925)
Net loss	—	—	—	—	—	(13,779,260)	(13,779,260)

Balance at December 31, 2004	—	—	5,705,263	110,375,931	(1,819,158)	(34,695,067)	79,566,969
Issuance of common stock	—	—	11,217	229,480	—	—	240,697
Issuance of restricted stock	—	—	44,250	635,408	(679,658)	—	—
Vesting of restricted stock	—	—	—	—	640,985	—	640,985
Forfeitures of restricted stock	—	—	(9,681)	(535,390)	268,290	—	(276,781)
Net income	—	—	—	—	—	605,078	605,078

Balance at December 31, 2005	$—	$—	$5,751,049	$110,705,429	$(1,589,541)	$(34,089,989)	$80,776,948

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004 as revised (see note 2)	2003 as revised (see note 2)
Operating activities
Net income (loss)	$605,078	$(13,779,260)	$(865,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(164,831)	6,756,403	(832,019)
Depreciation	14,824,191	13,874,188	16,613,878
Amortization of deferred finance costs	667,698	765,201	945,943
Stock-based compensation expense	364,204	399,983	409,587
Loss on impairment of real estate	—	769,400	710,000
Early extinguishment of debt	384,797	66,240	211,009
Lease termination costs- non cash	—	9,215,220	—
Gain on sale of property and equipment	(19,451)	(767,107)	(56,086)
Changes in assets and liabilities increasing (decreasing) cash:
Trade accounts receivable, net	(524,993)	69,591	—
Other receivables	(123,508)	(59,791)	—
Prepaid expenses and other assets	99,338	154,980	(49,330)
Receivable from affiliate	—	—	(1,762,845)
Accounts payable and accrued expenses	1,051,619	638,674	820,362
Accrued interest payable	(35,659)	(138,259)	(69,165)
Accrued property and other taxes	(364,474)	522,903	(188,454)
Accrued payroll	700,327	319,150	—

Net cash provided by operating activities—continuing operations	17,464,336	18,807,516	15,887,606
Net cash provided by (used in) operating activities—discontinued operations	304,629	(915,247)	2,389,673

Net cash provided by operating activities	17,768,965	17,892,269	18,277,279

Investing activities
Reductions (additions) to restricted cash	1,069,617	(103,133)	(192,213)
Proceeds from disposition of land, property and equipment	315,951	5,075,397	1,200,135
Additions to property and equipment	(17,396,891)	(7,422,365)	(4,160,200)

Net cash used in investing activities—continuing operations	(16,011,323)	(2,450,101)	(3,152,278)
Net cash provided by investing activities—discontinued operations	7,532,124	4,033,407	2,495,389

Net cash (used in) provided by investing activities	(8,479,199)	1,583,306	(656,889)

Financing activities
Common stock dividends paid	—	—	(1,786,984)
Preferred stock dividends paid	—	(6,039,318)	(6,668,345)
Proceeds from issuance of common stock, net of offering expense	164	76,948,406	110,647
Payments on redemption of preferred stock, net	—	(75,662,976)	—
Advances for mortgage note refinancing	(200,000)	—	—
Proceeds from mortgage notes payable	—	17,050,929	10,470,736
Proceeds from trust preferred securities offering, net of deferred finance costs of $784,500	25,465,500	—	—
Proceeds from issuance of convertible notes	35,000,000	—	—
Proceeds from lines of credit, net	2,391,799	100,541	—
Payments of deferred finance costs	(3,489,074)	(661,225)	(560,781)
Payoffs of mortgage notes payable	(47,247,077)	(19,638,233)	(7,130,040)
Payments on mortgage notes payable	(7,971,875)	(10,511,850)	(10,005,195)

Net cash provided by (used in) financing activities—continuing operations	3,949,437	(18,413,726)	(15,569,962)
Net cash used in financing activities—discontinued operations	(12,144,286)	(2,984,610)	(2,333,822)

Net cash used in financing activities	(8,194,849)	(21,398,336)	(17,903,784)

Net change in cash and cash equivalents	1,094,917	(1,922,761)	(283,394)
Cash and cash equivalents at beginning of year	1,626,322	3,549,083	3,832,477

Cash and cash equivalents at end of year	$2,721,239	$1,626,322	$3,549,083

Supplemental information
Interest paid	$13,595,630	$11,749,446	$12,962,784
Federal income taxes paid	$—	$—	$51,644

See accompanying notes.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the “Company”) develops, owns, operates and franchises limited service hotel properties (the “Inns”) under the trademark “The Jameson Inn®” in the southeastern and midwestern United States. In addition, the Company owns and operates Inns under the trademark “Signature Inn®” in the midwestern United States. The Company also receives rental revenues from the sale of advertising to third parties on owned billboards.

At December 31, 2005, the Company owned and operated 95 Jameson Inns and 14 Signature Inns, and franchised the use of the Jameson brand to the owners of 12 other Jameson Inns.

On January 2, 2004, the Company acquired Kitchin Hospitality, LLC (“Kitchin Hospitality”) and terminated its status as a real estate investment trust (REIT), becoming a taxable C-corporation. With the closing of the transaction, Kitchin Hospitality became a wholly owned subsidiary of the Company (see note 3).

Prior to 2004, the Company had several business relationships with Kitchin Hospitality, including contracts to construct new Inns, expand and renovate existing Inns (see note 14), leases to operate the Inns (see note 13) and leases to use the Company’s billboards for advertising. As of December 31, 2003 Kitchin Hospitality was wholly-owned by Thomas W. Kitchin, the chairman and chief executive officer of the Company, and members of his family including Craig Kitchin, the Company’s president and chief financial officer.

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

Accounts Receivable and Other Receivables

Receivables are recognized and carried at original amount earned, less a provision for estimated uncollectible amounts, which approximates fair value. The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and for those accounts that are past due beyond a certain due date. The receivable and related allowance, if any, are written off when collection is no longer probable.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Property and Equipment

Costs incurred to convert or renovate existing Inns are capitalized at cost when such costs extend the useful lives of property and equipment, and are depreciated over the estimated useful lives of the assets. Upon sale of property, the cost and related accumulated depreciation are eliminated from the accounts, and any related gain or loss is recognized in the accompanying consolidated statements of operations. Maintenance, repairs and minor replacements are charged to expense as incurred.

Property and equipment used in Inn operations is depreciated using the straight-line method based on estimated useful lives as follows:

Land Improvements	15 years
Buildings	31.5-39 years
Furniture, fixtures and equipment	3-5 years
Billboards	10 years
Leasehold improvement	The lesser of the life of the lease or the estimated useful life of the asset

Impairment of Long-lived Assets and Discontinued Operations

Effective January 1, 2002, the Company evaluates the impairment of property and equipment and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. The Company reviews on a quarterly basis the carrying value of its property and equipment, in relation to historical results, current business conditions and known trends to identify indicators of impairment. If indicators of impairment are present, estimated undiscounted future cash flows from related operations are compared with the current carrying values. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

SFAS No. 144 requires a long-lived asset, which is designated for sale, to be classified as “held-for-sale” in the period in which certain criteria are met. In addition, SFAS No. 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale be reported in discontinued operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. For properties the Company considers held-for-sale, an impairment loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held-for-sale assets are reported at the lower of the carrying amount or the estimated fair value, less the estimated cost to sell. Subsequent to the date that an asset is classified as held-for-sale, depreciation expense is not recorded.

Deferred Finance Costs

Deferred finance costs represent fees and other expenses incurred to obtain long-term financing and are amortized to expense over the terms of the loans. Amortization expense is recorded as interest expense in the accompanying consolidated statements of operations.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $3.0 million and $2.5 million in 2005 and 2004, respectively. In 2003, advertising expense was paid by Kitchin Hospitality, and was allocated under the Cost Reimbursement Agreement between the Company and Kitchin Hospitality (see note 13).

During 2005, the Company entered into a barter exchange agreement with a regional television media outlet for 2,500 one-night-stay certificates in exchange for advertising airtime. The advertisements, aired in September and October 2005, were valued at the lower of the Company’s cost or market value of the exchange certificates. The Company recognized an aggregate total of approximately $162,500 in marketing expense during the periods in which the advertisements were aired, and recorded a liability for the same amount. The liability is reduced when certificates are redeemed. Approximately $20,000 has been redeemed as of December 31, 2005. The certificates, which expire in July 2007, have an automatic extension of one year.

Income Taxes

The Company terminated its status as a REIT and became a taxable C-corporation effective January 1, 2004 in connection with the acquisition of Kitchin Hospitality (see note 3). The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets are determined based on the difference between the financial statements and tax basis of assets using enacted rates expected to apply to taxable income in the years those differences are expected to be recovered or settled. The effect of deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when the Company believes that deferred tax assets will not be realized.

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

Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock awards and recording the related compensation expense, if any. This compensation expense related to restricted stock is included in corporate general and administrative expense.

The Company has adopted the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table presents a summary of the pro forma effects on reported net income (loss) as if the Company had elected to recognize compensation costs based on the fair value of the incentive options granted as prescribed by SFAS 123. Since accounting for restricted stock does not differ under SFAS 123, the difference between expense recognized and expense on a pro forma basis presented below is due to stock options. The compensation expense related to restricted stock is excluded from the below table. The Company uses the straight line method, net of forfeitures, to recognize expense for plans with pro rata vesting. Expense on a pro-forma basis during the year

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

ended December 31, 2005 reflects the remaining expense for the accelerated stock options that was previously recognized over the vesting period for the pro-forma disclosure.

	2005	2004	2003
	(Dollars in thousands except per share data)
Net income (loss) attributable to common stockholders	$605	$(34,106)	$(7,534)
Less: Total stock-based employee compensation expense determined under fair value based method for stock options	(786)	(247)	(9)

Pro forma net loss attributable to common stockholders	$(181)	$(34,353)	$(7,543)

Pro forma loss per share-basic and diluted	$—	$(1.06)	$(0.67)

Financial Instruments

The Company considers the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of variable rate debt instruments approximate the carrying value of the debt instruments. The fair value of the $36.3 million fixed rate debt instruments, $27.1 million trust preferred notes and $35.0 million convertible notes at December 31, 2005 is $35.9 million, $26.2 million and $34.1 million, respectively, as determined by market rates.

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

Through December 31, 2003, the Company recognized lease revenues when they were earned under the master leases with Kitchin Hospitality which specified for base rent to be earned and due on a monthly basis. Percentage rent was calculated on a quarterly basis, with quarterly payments (see note 13). Percentage rent was considered earned when the changes in factors on which the contingent rents were based actually occurred.

Income (Loss) per Share

Net income/loss attributable to common stock is adjusted by preferred stock dividends declared through the end of each period to arrive at net loss attributable to common stockholders. Basic loss per share is calculated using weighted average shares outstanding less issued and outstanding but unvested restricted shares of common stock. Given the Company’s loss in prior periods presented, there is no difference between basic and diluted loss per share. Securities excluded from the computation of diluted loss per share for the prior periods presented because their effects would be anti-dilutive include convertible shares and stock options. Options to purchase shares of common stock were not included in the computations of diluted income per share because the effect would be anti-dilutive given the exercise prices of all options and the conversion price of convertible notes exceed the Company’s average market prices for the current period presented.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Compensated Absences

Employees of the Company are entitled to paid time off depending on job classification, length of service and other factors. The Company’s policy is to recognize the costs of compensated absences when actually paid to employees. Earned but unused paid time off is forfeited at the end of the year except where prohibited by state law; accordingly, no liability for compensated future absences is recorded in the accompanying financial statements.

Use of Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or total stockholders’ equity. In 2005, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R requires the Company to apply fair value recognition provisions to all unvested equity awards effective January 1, 2006. The Company adopted SFAS 123R using the modified prospective transition method. Stock based compensation expense for restricted stock will not change under FAS 123R except that the Company’s estimate of forfeitures will be reflected in expense recognized. Additionally, upon adoption of SFAS 123R, the Company will estimate forfeitures of currently unvested awards of restricted stock and record a cumulative effect of change in accounting principle to reflect the compensation expense that would have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. During the third quarter of 2005, the Company accelerated the vesting of all of the Company’s outstanding unvested stock options. By accelerating these options, the Company will not be required to recognize any compensation expense in the current year or in future periods associated with these options. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

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

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Under the applicable tax rules, a hotel REIT is not permitted to operate its hotel properties. After closing the acquisition, the Company began operating its owned hotels and relinquished its election to be treated as a REIT for U.S Federal Income tax purposes. The acquisition accomplished the Company’s goals to (a) become a fully integrated hotel company with the ability to operate its hotels without any REIT restrictions; (b) eliminate the perceived conflicts of interest in its prior relationship with the owners of Kitchin Hospitality; (c) retain future earnings and cash flow to pay down debt and for future development activities; and (d) pursue other business activities not permissible for the Company as a REIT.

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

The Company incurred costs of acquisition related to professional fees (investment banking, legal, and accounting) and a shareholder lawsuit settlement. These costs of approximately $1.6 million were expensed in 2003.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Cash	$1,561
Accounts receivable	1,513
Property and equipment, net	1,622
Trademarks	75
Other receivables	147
Deferred finance costs, net	2
Other assets	317

Total assets acquired	5,237

Accounts payable and accrued expenses	6,926
Line of credit borrowings	1

Total liabilities assumed	6,927

Net liabilities assumed	$1,690

Accounts payable and accrued expenses include a payable to the Company from Kitchin Hospitality of $3,252,659 as of January 2, 2004, which eliminates the Company’s receivable from Kitchin Hospitality of $3,252,659 as of December 31, 2003.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

The adjustments to the historical data reflect the following: (i) the elimination of revenues and related costs of revenues for capital improvements work performed by Kitchin Hospitality for the Company; (ii) the elimination of lease expense recorded by Kitchin Hospitality and lease revenues recorded by the Company; (iii) the elimination of overhead reimbursements recorded by the Company and related revenues recorded by Kitchin Hospitality; (iv) the elimination of preferred stock dividends as a result of the redemption of preferred stock and (v) the income tax expense for the combined company as a taxable corporation. The pro forma adjustments for the acquisition are based upon the available information and certain assumptions that management believes are appropriate. There are additional pro forma disclosures in note 9 related to the August 2004 redemption of preferred stock by the Company.

Year Ended December 31, 2003
(Dollars in thousands, except per share data)
Total revenues	$85,706

Loss from continuing operations attributable to common stockholders	$(5,909)

Weighted average shares outstanding for basic and dilute loss per common share	13,461

Basic and diluted loss from continuing operations attributable to common stockholders per share	$(0.44)

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004
Land and improvements	$52,766,602	$51,048,128
Buildings	247,991,918	240,821,497
Furniture, fixtures and equipment	64,377,348	57,583,163
Billboards	2,590,190	2,655,838

Operating property and equipment	367,726,058	352,108,626
Accumulated depreciation	(98,852,841)	(91,160,887)
Property and equipment held-for-sale, net	5,528,024	16,754,836

	$274,401,241	$277,702,575

Depreciation expense from continuing operations was $14.8 million, $13.9 million and $16.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the Company sold one tract of land, four billboards and miscellaneous equipment, and recorded an aggregate gain of approximately $19,000 as a component of income from continuing operations. Additionally, the Company sold four Signature Inns and recorded a net aggregate gain of approximately $337,000 in discontinued operations. In October 2005, the Company made a decision to retain two of the four Signature Inns previously classified as held-for-sale due to favorable changes in the local market conditions. At December 31, 2005, the Company had two Inns classified as held-for-sale (see note 17). During 2005, the

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Company recorded an impairment charge of $80,000 in discontinued operations. The impairment charge represented an adjustment to reduce the carrying value of two remaining Inns to the estimated sales prices, net of estimated costs to sell.

During 2004, the Company sold two tracts of land, two billboards, four Jameson Inns and miscellaneous equipment, and recorded an aggregate gain of approximately $767,000 as a component of income from continuing operations. The Company retained franchise agreements for these four Inns and therefore they were excluded from discontinued operations. Additionally, the Company sold one Jameson Inn and one Signature Inn and recorded a net aggregate gain of approximately $35,000 in discontinued operations. During third quarter of 2004, the Company implemented a plan to sell eight Signature Inns, and classified them as held-for-sale. In connection with the implementation of the plan to sell these hotels, the Company recorded impairment charges of approximately $5.9 million during 2004. The impairment charges represented an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell, and is included in discontinued operations. Additionally, the Company recognized an impairment charge of approximately $769,000 on a tract of land and one Inn which were reported as a component of continuing operations.

During 2003, the Company sold a tract of land and one Jameson Inn, and recorded an aggregate gain of approximately $56,000. The Company retained a franchise agreement for this Inn, and therefore it was excluded from discontinued operations. Additionally, the Company sold one Signature Inn and recorded a net gain of approximately $3,000 in discontinued operations. During 2003, the Company recorded an impairment charge of $600,000 on a Signature Inn due to the Company’s decision in late December 2003 to close 75 of the rooms. The Company also recorded impairment charges of $710,000 on two Jameson Inns subsequently sold in first quarter 2004.

Property and equipment held-for-sale, net of accumulated depreciation, was approximately $5.5 million and $16.8 million at December 31, 2005 and 2004, respectively.

5. Line of Credit Borrowings

As of December 31, line of credit borrowings consist of the following:

	2005	2004
$3.5 million line of credit secured by billboards ($1.0 million available at December 31, 2005), with interest at prime plus 1.0% with a floor of 6.0% and cap of 7.5% (7.5% at December 31, 2005). Payments of interest are due monthly with the principal balance payable upon maturity in March 2007.	$2,501,015	$11,146

$1.5 million line of credit based on a percentage of and secured by trade accounts receivable ($1.4 million available at December 31, 2005), with interest at prime plus 0.75% (8.0% at December 31, 2005). Payments of interest are due monthly with the principal balance payable upon maturity in August 2006.	1,000	99,070

	$2,502,015	$110,216

The Company intends to renew the lines of credit on an annual basis.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

6. Mortgages Notes Payable

As of December 31, outstanding mortgage notes payable consists of the following:

	2005	2004
Mortgage notes payable:
Terms ranging from four to twenty-one years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2006 to 2017. Interest rates are adjusted annually and range from 5.63% to 9.0% and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on 49 Inns.	$80,112,615	$164,664,256

Term of ten years with a fixed interest rate of 7.25%. Principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on 12 Inns.	24,173,375	—

Term of twenty years and interest rate of 6.35% above a weekly average yield on Treasury securities, adjusted annually (5.05% at December 31, 2005). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on ten Inns.	14,022,807	14,715,423

Term of ten years with a fixed interest rate of 6.85%. Principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on seven Inns.	12,101,344	12,375,000

Terms of seventeen years due in annual installments of principal and monthly installments of interest with any unpaid balances payable in December 2016. The interest rates were adjusted weekly	—	5,975,000

Total mortgage notes payable	130,410,141	197,729,679

Current maturities of mortgage notes payable(1)	6,094,895	49,991,739

Mortgage notes payable, less current portion	$124,315,246	$147,737,940

(1)	Current maturities at December 31, 2005 include: a maturing mortgage note payable of approximately $800,000 and scheduled principal payments of long-term mortgage notes payable of approximately $5.3 million.

The Company’s plan to sell the Inns classified in the held-for-sale category is expected to result in the payoff of a related mortgage note payable. Of the two Inns classified as held-for-sale, only one is secured by a mortgage note payable of approximately $1.7 million at December 31, 2005 (see note 10).

The Company was in technical violation of two covenants for mortgage notes payable secured by two Inns at year end; however, in December 2005, the Company received waivers from the lender for these violations.

As of December 31, 2005, the mortgage notes payable were collateralized by 78 of the 109 owned Inns.

As of December 31, 2005, the Company had available borrowing commitments of approximately $7.0 million aggregate secured by six Inns, with interest terms ranging from 5.6% to 7.0% adjusting annually based at prime plus 0.125% to 1.0%. Payments of interest are due monthly for one year; thereafter payments of interest and principal are due until maturity ranging from July 2012 through July 2015.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

At December 31, 2005, the interest rates of the variable debt of outstanding mortgage notes payable are as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate
January 2006	$11.5	6.2%
February 2006	17.0	6.5%
March 2006	4.4	6.4%
April 2006	24.3	6.1%
July 2006	17.3	6.6%
September 2006	6.6	8.1%
October 2006	6.4	6.9%
February 2007	6.6	7.3%

Total	$94.1

Our variable debt consists primarily of individual property mortgages that adjust one time per year to an average spread above the prime rate or a Treasury securities rate. The adjustment dates vary for each mortgage loan, as indicated in the table above, and the adjusted rate will apply for the following one-year period. The Company’s variable rate debt consists of $33.8 million that has an average spread of 347 basis points above U.S. Treasury security indices and $60.3 million that has an average spread of 41 basis points above the prime rate. The U.S. Treasury security indices are the weekly or monthly average yields on U.S. Treasury securities adjusted to constant maturities. Yields on Treasury securities at constant maturity are determined by the U.S. Treasury from the daily yield curve. The daily yield curve is based on the closing market bid yields on actively traded Treasury securities in the over-the-counter market. The prime rate is the interest rate published in the Wall Street Journal, Eastern Edition, and is described as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks.

The following table summarizes the scheduled aggregate principal payments for mortgage notes payable for the five years subsequent to December 31, 2005:

2006	$6,094,895
2007	25,888,813
2008	12,592,930
2009	10,415,198
2010	15,362,172
Thereafter	60,056,133

$130,410,141

As a result of the early extinguishment of certain debt, the Company expensed unamortized deferred finance costs and prepayment penalties of approximately $385,000, $66,000, and $211,000 in 2005, 2004, and 2003, respectively.

The weighted average interest rate on debt was 6.3%, 5.2%, and 5.5%, during 2005, 2004 and 2003, respectively.

Amortization of deferred financing costs charged to interest expense was approximately $714,000, $942,000 and $946,000 for 2005, 2004 and 2003, respectively. Amortization expense for properties classified as discontinued operations is included in interest expense for discontinued operations (see note 10).

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

7. Trust Preferred Notes

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

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Trust is a variable interest entity pursuant to the Interpretation because the holders of the equity investment at risk do not have adequate decision making ability over the Trust’s activities. Because the Company’s investment in the Trust’s common stock was financed directly by the Trust as a result of its loan of the proceeds to the Company, the investment is not considered to be an equity investment at risk pursuant to the Interpretation. Because the preferred securities holders do not have voting or similar rights, they lack the direct or indirect ability to make decisions about the Trust’s activities and, accordingly, the Trust is a variable interest entity. Since the Company’s common stock investment in the Trust is not a variable interest, the Company is not the primary beneficiary of the Trust. Therefore, the Company does not consolidate the financial statements of the Trust into its consolidated financial statements. Based upon the aforementioned accounting guidance, the consolidated financial statements present the Trust Preferred Notes issued to the Trust as a liability and the investment in the Trust’s common securities as an asset. For financial reporting purposes, the Company records interest expense on the corresponding Trust Preferred Notes to the Trust in its consolidated statements of operations.

8. Convertible Notes

On September 30, 2005, the Company issued an aggregate of $35.0 million of 7.0% Convertible Senior Subordinated Notes due 2010 (the “Convertible Notes”). The Convertible Notes were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The Convertible Notes have a final maturity date of September 30, 2010. Interest is payable semi-annually on June 30 and December 31 of each year, commencing December 31, 2005. The Convertible Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock, at the conversion price of $2.77 per share, subject to adjustment upon the occurrence of certain events including payment of dividends or distributions on common stock in shares, subdivision of the common stock and issuance of other rights or warrants to acquire common stock at less than the market value. If fully converted at the conversion price, the Convertible Notes would convert into 12,635,379 shares of common stock. The Company is required to reserve shares of common stock for issuance on conversion of the Convertible Notes in an amount representing 110% of the number of shares of common stock into which the Notes currently are convertible. If a Convertible Note holder elects to convert its Convertible Notes on or prior to September 30, 2008 in connection with certain change in control transactions in which 10% or more of the consideration for the Company’s common stock consists of cash or securities or other property that is not traded or scheduled to be traded immediately following such transaction on a U.S. national securities exchange or the Nasdaq National Market, the Company will increase the number of shares of common stock to be issued upon conversion as described in the Convertible Notes. Upon a change in control event or if the Company’s common stock is no longer traded on a national exchange or the Nasdaq National Market, a Convertible Note holder may require the Company to repurchase

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

such holder’s Convertible Notes in cash at 105% of the principal amount of the Convertible Notes, plus accrued but unpaid interest, if any, to, but excluding, the repurchase date. The Convertible Notes will be unsecured and subordinated in right of payment to the Company’s existing and future senior indebtedness and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. From September 30, 2008, the Company may redeem all or part of the Convertible Notes at par plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Convertible Notes to pay off mortgage notes that were maturing over the next twelve months and for general corporate purposes.

9. Stockholders’ Equity

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

December 31, 2005, 2004 and 2003

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

Stock Options

A summary of the stock option activity follows:

	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding December 31, 2002	384,100	$3.30 - $11.75	$5.88
Granted in 2003	15,000	$2.41 - $ 2.41	$2.41
Forfeited in 2003	(34,100)	$3.30 - $11.75	$6.03

Options outstanding December 31, 2003	365,000	$2.41 - $11.75	$5.80
Granted in 2004	739,200	$2.59 - $ 2.90	$2.86
Forfeited in 2004	(18,600)	$2.81 - $11.63	$4.23

Options outstanding December 31, 2004	1,085,600	$2.41 - $11.75	$3.83
Granted in 2005	20,000	$2.40 - $ 2.40	$2.40
Forfeited in 2005	(180,700)	$2.81 - $ 3.30	$2.99
Canceled in 2005	(55,000)	$7.25 - $ 8.13	$7.34

Options outstanding December 31, 2005	869,900	$2.41 - $11.75	$5.17

Options exercisable December 31, 2005	869,900	$2.41 - $11.75	$5.17

The average contractual life remaining on options outstanding at December 31, 2005 was 7.2 years. The weighted average fair value of stock options granted during 2004 was $1.51. Options granted in 2005 and 2003 were not significant.

Restricted Stock

As of December 31, 2005, 815,976 restricted shares of common stock remain unvested under the 1993 and 1996 Plans. Holders are entitled to all dividends, if any, prior to forfeiture under these plans. As of December 31, 2005, 343,956 of the shares vest ten years after date of grant, assuming the individual is employed by the Company at that date; 60,250 of the shares vest over a ten-year period, with no vesting until the third anniversary of the grant, at which time the grants will be vested 30%, on each succeeding anniversary an additional 10% will vest, assuming the individual is continuously employed by the Company on each vesting date; 35,770 of the shares vest 20% per year for five years; and the remaining 376,000 shares vest 33.3% per year for three years.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Compensation expense resulting from the restricted stock award is calculated as the fair value of the restricted shares at the date of grant based on the market price at date of grant and is recorded over the respective vesting periods using the straight line method, net of forfeitures. The expense recorded was $364,204, $399,983 and $409,587 in 2005, 2004, and 2003, respectively. In 2005, the Company granted 442,500 shares of restricted stock with the average grant date fair value of $1.54. The Company did not issue any restricted stock grants in 2004. In 2003, the Company granted 66,450 shares with the weighted average grant date fair value of $2.19.

Pro Forma Effects of Stock-Based Compensation

The pro forma information regarding net income and earnings per share required by SFAS 123, as discussed in note 2, requires that the information be determined as if the Company has accounted for its stock options and restricted stock granted subsequent to December 31, 1994, using the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2004: risk-free interest rates of 3.7% to 5.2%, a dividend yield of 0.0% to 5.2%; a volatility factor of the expected market price of the Company’s common stock of 0.199 to 0.434, and expected lives of the options of three to ten years. Options granted in 2005 and 2003 were not significant.

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

Pro Forma Effects of Significant Equity Transactions

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations attributable to common stockholders	$440	$(7,023)	$760
Weighted average shares outstanding for basic income (loss) per share	56,760	56,529	56,461
Weighted average shares outstanding for diluted income (loss) share	56,760	56,529	56,488
Basic income (loss) from continuing operations attributable to common stockholders per common share	$0.01	$(0.12)	$0.01
Diluted income (loss) from continuing operations attributable to common stockholders per common share	$0.01	$(0.12)	$0.01

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Dividend Reinvestment Plans

In April 1995, the Company registered 200,000 shares of common stock for purchase under the Dividend Reinvestment and Stock Purchase Plan. In 2001, the Company registered an additional 200,000 shares of common stock. This plan allowed existing shareholders to reinvest their dividends, if any, in additional shares purchased at a 5% discount from the average market price of the shares. The plan also allowed existing shareholders to make additional cash purchases at the current market price of common stock of up to $5,000 per calendar quarter. During 2005 the plan was canceled. During 2004 and 2003, 2,858 and 37,415 shares, respectively, were purchased through dividend reinvestments and additional cash purchases, resulting in net proceeds to the Company $6,460 and $110,647, respectively.

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

The ten percent portion of the room rate credited to the issuance of stock to the participants is recorded as a reduction to lodging revenues. The amount of the reduction is considered to be proceeds from the sale of the stock issued to the participants. For the year ended December 31, 2005, approximately 9,300 participants had enrolled in the Jameson Stock Awards Program including approximately 3,900 participants who had qualified to receive shares by staying at least three nights. The Company issued approximately 112,000 shares of common stock valued at approximately $240,000. At December 31, 2005, the Company was obligated to issue stock valued at approximately $87,000 to participants once they complete their three stays within a twelve-month period.

10. Discontinued Operations and Property and Equipment Held-for-Sale

Discontinued operations include results of operations for both assets sold during the reporting periods and assets that have been identified for sale. In October 2005, the Company made a decision to retain two Signature Inns previously classified as held-for-sale due to favorable changes in the local market conditions. Consequently, the two Inns classified as held-for-sale at December 31, 2005, the four Inns sold during 2005 and the two Inns sold during 2004 are included in discontinued operations. Discontinued operations exclude properties sold with franchise agreements. Results of discontinued operations are included in a separate component on the consolidated statements of operations and statements of cash flows. This has resulted in reclassifications of certain 2004 and 2003 financial statement amounts.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table includes the results of operations of these discontinued properties through the date of each respective sale.

	Year Ended December 31,
	2005	2004	2003
Lodging revenues	$3,727,890	$5,755,659	$—
Lease revenues	—	—	4,453,452

Total revenues	3,727,890	5,755,659	4,453,452

Direct lodging expenses	2,767,030	3,987,124	—
Property and other taxes and insurance	507,125	1,025,331	874,645
Depreciation	—	631,053	987,592
Interest expense	546,071	1,024,891	1,162,607

Total expenses	3,820,226	6,668,399	3,024,844

(Loss) income from discontinued operations	(92,336)	(912,740)	1,428,608
Loss from impairment related to discontinued operations	(80,000)	(5,878,301)	(600,000)
Gain on sale of discontinued operations	337,167	34,638	3,411

Income (loss) from discontinued operations	$164,831	$(6,756,403)	$832,019

The Company recorded net gains on disposals of approximately $337,000, $35,000 and $3,000 related to the assets sold in 2005, 2004 and 2003, respectively. There are no income tax effects attributable to discontinued operations in 2005 given the Company did not record any net tax expense in 2005.

11. Income (loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2005	2004	2003
Numerator
Net income (loss) from continuing operations	$440,247	$(7,022,857)	$(1,697,293)
Preferred stock dividends	—	(4,371,706)	(6,668,760)
Loss on redemption of preferred stock	—	(15,954,925)	—

Income (loss) from continuing operations attributable to common shareholders	440,247	(27,349,488)	(8,366,053)
Income(loss) from discontinued operations	164,831	(6,756,403)	832,019

Net income (loss) attributable to common stockholders	$605,078	$(34,105,891)	$(7,534,034)

Denominator
Weighted average shares outstanding	57,427,258	32,793,180	11,923,424
Less: Unvested restricted shares	(667,111)	(532,467)	(615,383)

Denominator for earnings per share-basic and diluted	56,760,147	32,260,713	11,308,041

Loss Per Common Share
Net income (loss) from continuing operations attributable to common stockholders-basic and diluted	$0.01	$(0.85)	$(0.74)
Net (loss) income from discontinued operations-basic and diluted	—	(0.21)	0.07

Net income (loss) attributable to common stockholders-basic and diluted	$0.01	$(1.06)	$(0.67)

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

12. Income Taxes

In accordance with SFAS 109, Accounting for Income Tax, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Effective January 1, 2004, the Company relinquished its status as a REIT for federal income tax purposes and became a taxable C-corporation. As a REIT, the Company did not record income taxes or related deferred taxes for financial reporting purposes. As a result of the change in taxable status, a deferred tax benefit of approximately $1.4 million, net of a valuation allowance of $0.1 million, was recorded to establish the Company’s initial deferred tax asset resulting from the difference in basis of its assets and liabilities for financial reporting and income tax purposes. The Company recorded a full valuation allowance in 2004 based on the Company’s review of its estimate of realization of deferred tax assets. Therefore, the Company did not recognize any income tax benefit for 2005 and 2004 related to its taxable losses since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. The Company thus increased its valuation allowance by approximately $6.1 million in 2004 and reduced its valuation allowance by approximately $303,000 in 2005.

The difference between total reported income tax expense and expected income tax expense computed by applying the federal statutory income tax rate of 34% for 2005 to income before income taxes is reconciled as follows:

	2005	2004
Computed federal income tax expense (benefit) at statutory rate	$205,727	$(4,684,948)
Computed state income tax expense at statutory rate	33,884	—
Non deductible permanent items, net	55,343	—
Deferred tax benefit due to change in taxable status	—	(1,397,672)
Adjustments to (decrease) increase valuation allowance	(303,411)	6,092,286
Other	8,457	(9,666)

	$—	$—

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(3,020,877)	$(31,070)

Total deferred tax liabilities	$(3,020,877)	$(31,070)

Deferred tax assets:
Charitable contributions	31,550	—
Accruals	187,816	—
Costs of acquisition	2,563,877	2,920,224
Stock-based compensation	820,881	709,863
Net operating loss carry forwards	5,163,557	2,449,526
Allowance for doubtful accounts	42,071	43,743

Total deferred tax assets	8,809,752	6,123,356
Valuation allowance for deferred tax assets	(5,788,875)	(6,092,286)

Total deferred tax asset, net of valuation allowance	3,020,877	31,070

Net deferred tax asset	$—	$—

Costs of acquisition include costs related to professional fees to be deducted over fifteen years for tax purposes and lease termination costs to be deducted over the remaining terms of the leases (8.5 years). At December 31, 2005, the Company has net operating loss carry forwards of approximately $12.8 million available for federal income tax purposes which begin to expire in 2019.

13. Leases with Kitchin Hospitality

Prior to the acquisition of Kitchin Hospitality (see note 3), the Company leased its owned Inns to Kitchin Hospitality under Master Leases (the “Leases”). The majority of the lease revenue that was recognized by the Company in 2003 was derived from these leases. Additionally, approximately $0.7 million in 2003, of the lease revenue was related to billboards the Company leased to Kitchin Hospitality.

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

Total rent for the Jameson Inns in any calendar year could not exceed 47% of total room rental revenues for that year. The $23.01 and $38.61 per room amount, for Jameson Inns and Signature Inns, respectively, used in

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

calculating percentage rent was subject to adjustment each year based on changes in the Consumer Price Index. Base rent totaled approximately $30.3 million in 2003. Percentage rent totaled approximately $11.1 million in 2003.

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

See note 14 for further description of other transactions with Kitchin Hospitality.

14. Additional Related Party Transactions with Kitchin Hospitality

Prior to the acquisition of Kitchin Hospitality, the Company paid Kitchin Hospitality a total of $4,358,294 for the construction of new Inns, Inn expansions, and renovations during 2003. The Company shared employees and office space with Kitchin Hospitality under the Cost Reimbursement Agreement. Kitchin Hospitality charged the Company approximately $2,505,000 for its allocation of salary, office overhead, and other general and administrative costs in 2003. The Company expensed approximately $1,824,000 of the allocated costs in 2003. The remaining costs represented capitalized expenditures.

15. Other Commitments and Contingencies

The Company has operating leases, including office space leases, billboard leases, long-term cable TV agreements and land leases for certain of its operating Inns and billboard locations. Effective January 2, 2004, the Company assumed the office space and billboard leases with third party companies from Kitchin Hospitality in connection with the Kitchin Hospitality acquisition. Billboard rent expense of approximately $2.1 million and $2.0 million is included in advertising expense as a component of direct lodging expense in 2005 and 2004, respectively. Long-term cable TV expense for 2005 totaled approximately $61,000 and is included as a component of direct lodging expense. This expense is pursuant to the contract we signed in 2005. Land lease expense and office space rent expense of approximately $529,000, $465,000 and $245,000, in 2005, 2004 and 2003, respectively, are included in corporate general and administrative expense. Prior to 2004, billboard rent and office space rent were paid by Kitchin Hospitality under the Cost Reimbursement Agreement with the Company (see note 13).

The future minimum payments for operating leases are as follows:

2006	$4,236,528
2007	1,082,816
2008	1,024,811
2009	1,051,416
2010	790,055
Thereafter	6,378,935

Total	$14,564,561

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

16. 401(k) Retirement Plan

The Company sponsors a 401(k) Plan (the “Plan”). Substantially all employees are eligible for participation in the Plan after completing one year of service. Participants may defer and contribute to the Plan from 1% to 10% of their salary with certain limitations on highly compensated individuals. Beginning January 1, 2005, the Company matches the participant’s contribution dollar for dollar, up to 3% and $.50 per dollar for contributed amounts between 3% and 5% of the participant’s contributions (the “Safe Harbor Match”). The participant’s contributions and the Safe Harbor Match vest 100% immediately, while any additional matching vests over five years. The Company’s total contributions for the years ended December 31, 2005, 2004 and 2003 were approximately $170,000, $43,000 and $38,000, respectively.

17. Subsequent Events

On January 31, 2006, the Company, entered into loan agreements with GE Capital Franchise Finance Corporation. Under the terms of these loan agreements, Jameson Inns Financing 02, L.P., a wholly-owned subsidiary of the Company, borrowed an aggregate sum of $12.2 million at a fixed rate of 7.25% per annum. The net proceeds of the loans were used to refinance the mortgage indebtedness on seven properties and to replace the variable interest rate debt with fixed rate debt.

In February 2006, the Company sold the remaining two properties that were classified as held-for-sale for an aggregate sales price of $5.7 million with no significant gains or losses.

In February 2006, the Company entered into a letter of intent to refinance 21 hotels for approximately $36.0 million. The interest rate is expected to be fixed for 10 year life of the loan. The proceeds will be used to repay variable interest rate loans.

Jameson Inns, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for 2005 and 2004:

	2005 Quarters
	First	Second	Third	Fourth
Lodging revenues	$18,919,386	$24,093,352	$25,225,166	$22,339,385
Net income (loss) from continuing operations	$(1,542,265)	$2,085,801	$1,478,807	$(1,582,096)
Net income (loss) from discontinued operations	$(282,272)	$368,495	$195,441	$(116,833)
Net income (loss)	$(1,824,537)	$2,454,296	$1,674,248	$(1,698,929)
Net income (loss) attributable to common stockholders	$(1,824,537)	$2,454,296	$1,674,248	$(1,698,929)
Income (loss) per share attributable to common stockholders—basic and diluted	$(0.03)	$0.04	$0.03	$(0.03)

	2004 Quarters
	First (a)	Second	Third (b)	Fourth (c)
Lodging revenues	$19,184,628	$22,689,854	$23,504,358	$19,130,793
Net income (loss) from continuing operations	$(6,236,376)	$1,003,255	$1,296,824	$(3,086,560)
Net income (loss) from discontinued operations	$(175,596)	$109,310	$(2,023,455)	$(4,666,662)
Net income (loss)	$(6,411,972)	$1,112,565	$(726,631)	$(7,753,222)
Net income (loss) attributable to common stockholders	$(8,079,162)	$(554,604)	$(17,718,913)	$(7,753,212)
Income (loss) per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.04)	$(0.40)	$(0.14)

Reported amounts differ from amounts previously reported in Forms 10-Q due to reclassifications related to discontinued operations (see note 10).

(a)	The Company recorded an expense of approximately $9.0 million in termination costs in connection with the acquisition of Kitchin Hospitality (see note 3).
(b)	The Company recorded a charge of approximately $16.0 million to net income attributable to common stockholders in connection with redemption of the preferred stock (see note 9).
(c)	The Company recorded an income tax valuation allowance of approximately $5.0 million based on its updated assessment of realizability on deferred tax assets given the Company’s performance in fourth quarter (see note 12).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Jameson Inns, Inc.

December 31, 2005

Column A	Column B		Column C	Column D		Column E
Description	Balance at Beginning of Period		Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period
Year Ended December 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$124,504		$206,828	$225,092	(A)	$106,240
Valuation allowance for deferred tax assets	$6,092,286	(B)	$—	$303,411		$5,788,875

(A)	Charge-offs/adjustments for uncollectible amounts, net
(B)	Valuation allowance was recorded based the Company's review of its estimate of realization of deferred tax assets in accordance with SFAS 109

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such. If no such reference appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 16, 2004 incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

4.3 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

4.4 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

4.5 —	Copy of the Registration Rights Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers under the Securities Purchase Agreement listed as Exhibit 10.52 hereto is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated September 30, 2005

4.6 —	Form of 7.0% Convertible Senior Subordinated Note Due 2010 is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 30, 2005

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

Exhibit Number	Description
10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	Amendment No. 2 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.25 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

Exhibit Number	Description
10.26 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.27 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.28 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.30 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.31 —	Schedule of documents substantially similar to Exhibit 10.27 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.32 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.33 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.34 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.35 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.36 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.37 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.38 —	Employment Agreement with Steven A. Curlee dated February 19, 2004

10.39 —	Schedule of documents substantially similar to Exhibit 10.38

10.40 —	Loan Agreement dated as of December 30, 2004, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit Number	Description
10.41 —	Schedule of documents substantially similar to Exhibit 10.40 incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.42 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.43 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.44 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

10.45 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005 incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.46 —	Master lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004 incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.47 —	Schedule of documents substantially similar to Exhibit 10.46

10.48 —	Non-Competition Agreement between the Company and Thomas W. Kitchin dated April 26, 2005 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.49 —	Transition Agreement between Martin D. Brew and Jameson Inns, Inc. dated August 16, 2005

10.50 —	Loan Agreement dated as of August 24, 2005, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Wilmington, North Carolina; Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,690,000; Environmental Indemnity Agreement; Undertaking Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.51 —	Schedule of documents substantially similar to Exhibit 10.49 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.52 —	Copy of the Securities Purchase Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers as defined therein is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 30, 2005

21.1 —	Subsidiaries of the Registrant

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 —	Press Release announcing financial results for the fourth quarter and fiscal year ended December 31, 2005