Form 10-K/A
period 2005-12-31
JAMESON INNS INC
filed 2006-05-01
CIK 914373

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the Amendment) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the Original Report) to amend Part III of the Original Report in its entirety.

Except as described above, this Amendment does not modify or update disclosures in the exhibits to the Original Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report.

FORM 10-K/A

AMENDMENT NO. 1

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors of Jameson are:

Thomas W. Kitchin, 64, is our Chief Executive Officer and Chairman of the Board of Directors. He has been an officer and director of Jameson since its incorporation in 1988. He served from 1977 until December 1986 as the president and chairman of the board of a public oil and gas company. Prior thereto, Mr. Kitchin was involved in the banking business for 16 years. Mr. Kitchin serves as a member of the board of trustees of Marist School, Jekyll Island Foundation and as a member of the board of councilors of the Carter Center and School of Hospitality of Georgia State University. Thomas W. Kitchin is the father of Craig R. Kitchin, our President, Chief Financial Officer and director.

Craig R. Kitchin, 38, became our Chief Financial Officer in February 1994, President in November 1998 and a director in 2004. He joined us as our controller and treasurer in June 1992 upon receiving his M.B.A. degree from the University of Chicago with concentrations in accounting and finance. Before attending the

University of Chicago, he was a financial analyst with FMC Corporation in Santa Clara, California, from 1989 to 1990. Mr. Kitchin graduated from Santa Clara University with a B.S. degree in finance in 1989. He is a member of the board of advisors of the National Football League’s Youth Education Town Boys and Girls Club. He is the son of Thomas W. Kitchin, our Chairman and Chief Executive Officer.

David S. Fraser, 67, became one of our directors in March 2004. He served as Vice President - Chief Financial Officer of Crown Crafts, Inc, a company in the home textile industry with headquarters in Atlanta, Georgia, from 1998 until he retired in 2000. From 1994 until 1997, he was Chief Financial Officer and Treasurer of Graphic Industries, Inc., a public commercial printing company in Atlanta. From 1981 to 1994, he was President and a principal of Pawly Industries Corporation a private company involved in the manufacture and distribution of marine accessories. From 1977 until 1981, he was Vice-President and Treasurer of Fuqua Industries, Inc., a Fortune 500 company based in Atlanta, Georgia. From 1965 to 1977, he held a variety of positions, including Vice President, Corporate Banking, for Crocker National Bank, a national bank headquartered in Los Angeles, California. Mr. Fraser currently serves as a director for Delta Apparel, Inc., an AMEX listed company based in Duluth, Georgia that is in the active wear apparel industry, and serves as chairman of that company’s audit committee of the board of directors. Mr. Fraser earned a B.S. degree in business administration from the University of California, Los Angeles and served for four years in the Army Corps of Engineers, having graduated with distinction from the U.S. Army Engineer School.

Robert D. Hisrich, Ph. D., 61, became one of our directors in October 1993. Dr. Hisrich is the Garvin Professor of Global Entrepreneurship and Director, Center for Global Entrepreneurship at Thunderbird, The Garvin School of International Management in Glendale, Arizona. He held the A. Malachi Mixon III Chair in Entrepreneurial Studies and was a professor at the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio, from September 1993 to August 2005. From 1985 until his appointment at Case Western Reserve University, Dr. Hisrich held the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was a Professor of Marketing and a Director of the Enterprise Development Center at The University of Tulsa, Tulsa, Oklahoma. Dr. Hisrich was a Visiting Professor at the Technical University of Vienna in Austria in 2001 and at the University of Ljubljana in Slovenia in 2000. In addition, since 1974 Dr. Hisrich has been director of H & B Associates, a marketing and management consulting firm and is a director of Xeta Technologies, Inc., Noteworthy Medical Systems Inc. and NeoMed Technologies Inc. He has also held a number of other academic positions and is widely published in the areas of marketing, management and entrepreneurship. Dr. Hisrich has a B.A. degree in English and science from DePauw University, an M.B.A. degree in marketing from the University of Cincinnati and a Ph.D. degree in business administration from the University of Cincinnati.

Michael E. Lawrence, 61, became one of our directors in April 1994. From March 1994 to March 2005, he was Chief Executive Officer and a director of Sea Pines Associates, Inc., a publicly held corporation which owns and operates real estate and recreational properties on Hilton Head Island, South Carolina. Since March 2005, when Sea Pines Associates, Inc. was merged into the privately held Sea Pines Resort, LLC, he has been Chief Executive Officer. Mr. Lawrence is president of Sea Pines Company, Inc. and Sea Pines Real Estate Company, Inc. Prior to joining Sea Pines Associates, Inc., Mr. Lawrence was a management consultant with Ernst & Young from 1969 through 1989 and was a partner in that firm from 1982 through 1989. Mr. Lawrence is a licensed real estate broker and a certified public accountant with a B.S. degree from Washington & Lee University and an M.B.A. degree from Emory University.

Thomas J. O’Haren, 72, became one of our directors in June 1997. Mr. O’Haren was employed for 40 years in sales and marketing for Cigna Financial Advisors, Inc., a company engaged in the insurance business. From May 1992 through September 1998, Mr. O’Haren served that company both as a regional vice president and as a consultant. Since October 1998, Mr. O’Haren has been a management consultant to the financial services industry. In addition, since 2002, Mr. O’Haren has been an agent for Prudential Financial, Inc. He is active in the insurance industry, including serving as a member of the board of trustees and as adjunct professor of leadership at The American College, the degree-granting college of the insurance industry, as a member of

The American College Leadership Institute and as chairman of the board of trustees of the GAMA Foundation, a research foundation for the insurance industry. He was also a member of the board of trustees of Marist School until he retired in September 2005. Mr. O’Haren has a B.S. degree in finance from Pennsylvania State University and received his Chartered Life Underwriter designation in 1966 and his designation as a Chartered Financial Consultant in 1983.

Officers

The executive officers of Jameson are:

Name	Position
Thomas W. Kitchin	Chief Executive Officer, Chairman of the Board of Directors
Craig R. Kitchin	President, Chief Financial Officer, Director
Steven A. Curlee	Vice President—Legal, General Counsel, Secretary
D. Anthony Maness	Vice President—Hotel Operations of Kitchin Hospitality
W. David Vining	Vice President—Marketing of Kitchin Hospitality
Jeffrey A. Hurley	Vice President—Human Resources of Kitchin Hospitality

Set forth below is certain information concerning our executive officers except for Thomas W. Kitchin and Craig R. Kitchin. Information concerning Thomas W. Kitchin and Craig R. Kitchin is set forth above under the heading “Directors and Executive Officer of the Registrant—Directors.”

Steven A. Curlee, 54, became our General Counsel and Secretary in January 1993 and Vice President—Legal in September 1997. From April 1985 to July 1992, he was general counsel of a public oil and gas company. Prior thereto, he was engaged in the private practice of law in Tulsa, Oklahoma for five years. From 1976 to 1980, Mr. Curlee served on active duty in the U.S. Navy as a Judge Advocate. Mr. Curlee received a B.A. degree in political science and a J.D. degree from the University of Arkansas. He received an L.L.M degree in taxation from Georgetown University.

D. Anthony Maness, 45, became Vice President—Hotel Operations of Kitchin Hospitality, our wholly-owned subsidiary and operator of our hotels, in February 2005. He joined Kitchin Hospitality in July 1998 as a Regional Manager. He later became the Director of Information Systems and from 2003 to 2005 was Chief Information Officer. Prior to joining us, Mr. Maness was President of Winfield Hospitality, Inc. from 1994 to 1998. Prior to joining Winfield Hospitality, he was Executive Vice President of McNeill Hospitality Corporation from 1985 to 1994. From 1980 to 1985, Mr. Maness was with Holiday Inns, Inc. as Manager of Central Site Training. Mr. Maness has a B.A. degree in psychology and a B.S. degree in computer information systems from Freed-Hardeman University.

W. David Vining, 51, is Vice President—Marketing of Kitchin Hospitality. He joined Kitchin Hospitality in May 2004. From May 2001 to September 2003, he was Director of Direct Marketing for Best Software, Inc. From November 1999 to May 2001, Mr. Vining was employed as Director of Customer Marketing by E*Trade Group, Inc. From 1994 to 1999, he was Director of Advertising and Direct Marketing at Compaq Computer Corporation. Prior to 1994, Mr. Vining was Director of Direct Marketing for Holiday Inn Worldwide from 1991 to 1994. He was Vice President of Direct Marketing of Hospitality Franchise Systems from 1989 to 1991 and Vice President of Club Marketing of Days Inns of America, Inc. from 1987 to 1989. Mr. Vining has a B.S. degree in communications from the University of Tennessee.

Jeffrey A. Hurley, 52, has been Vice President—Human Resources of Kitchin Hospitality since August 2005. He has served as Human Resources Director of Kitchin Hospitality since September 2001 and as Associate General Counsel since September 1999. Prior to joining us, he was engaged in the private practice of law in Atlanta, Georgia from 1983 through September 1, 1999. From 1978 to 1982, Mr. Hurley served on active duty in the U.S. Navy as a Judge Advocate and from 1978 to 1980 also as a Special Assistant U. S. Attorney on assignment to the U. S. Department of Justice. Mr. Hurley received a B.A. degree from Stetson University and his J.D. from the University of Georgia.

Audit Committee

We have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee is composed of Dr. Robert H. Hisrich, Michael E. Lawrence, Thomas J. O’Haren and David S. Fraser. The Board of Directors has determined that David S. Fraser is an “audit committee financial expert” for purposes of the SEC rules. The Board made a qualitative assessment of Mr. Fraser’s level of knowledge and experience based on a number of factors including his formal education and experience as chief financial officer of a reporting company. Under currently applicable rules, Mr. Fraser is “independent” as defined under Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports, and we are required to disclose in our annual report any failure to file by these dates during fiscal 2005.

To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2005, all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% shareholders were complied with except for the Form 3 filed by Jeffrey A. Hurley to reflect his promotion to Vice President—Human Resources of Kitchin Hospitality on August 19, 2005, due August 29, 2005, and filed September 21, 2005, and the Form 5 filed by Martin D. Brew to report the acquisition of stock options on August 12, 2005, due on a Form 4 on August 16, 2005, and filed on a Form 5 on February 14, 2006.

Code of Ethics

Our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller are required to abide by our Code of Ethics for CEO and Senior Financial Officers. This Code of Ethics was designed to deter wrongdoing and to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics to an appropriate person, and (5) accountability for adherence to the Code of Ethics.

Our officers and employees are required to abide by our Ethics and Standards of Business Conduct. The full texts of both the Codes of Ethics for CEO and Senior Financial Officers and the Ethics and Standards of Business Conduct are published on our website, at www.jamesoninns.com. We intend to disclose future amendments to, or waivers from, certain provisions of these ethical policies and standards for officers and directors on our website within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and the named executive officers for services in all capacities to the Company during the fiscal years ended December 31, 2003, 2004 and 2005. No information is given as to any person for any fiscal year during which such person was not an executive officer of the Company.

Summary Compensation Table

	Year	Annual Compensation(1)						Long Term Compensation Awards				All Other Compensation
Name and Principal Position		Salary			Bonuses			Restricted Stock Awards(2)(3)		Securities Underlying Options
Thomas W. Kitchin, Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	339,000 339,000 203,180	(4)	$ $ $	220,350 100,000 7,350		$	— 149,000 —	— 100,000 —		$ $ $	22,550 21,152 7,019	(5) (6) (7)

Craig R. Kitchin, President and Chief Financial Officer	2005 2004 2003	$ $ $	225,000 225,000 105,300	(4)	$ $ $	90,000 89,429 7,688	(8)		$74,500 —	— 75,000 —		$ $ $	8,562 663 545	(9) (10) (11)

Steven A. Curlee, Vice President—Legal and Secretary	2005 2004 2003	$ $ $	156,000 156,000 88,400	(4)	$ $ $	50,000 52,885 7,013	(8)		$52,150 —	— 50,000 —		$ $ $	7,240 366 601	(12) (13) (14)

Martin D. Brew, Treasurer, Chief Accounting Officer	2005 2004 2003	$ $ $	150,000 141,000 103,500	(4)	$ $ $	50,000 42,885 7,425	(8)	$	— 44,700 —	75,000 50,000 —	(15)	$ $ $	6,360 549 611	(16) (17) (18)

D. Anthony Maness, Vice President—Hotel Operations of Kitchin Hospitality	2005 2004 2003	$ $ $	154,000 135,000 95,000	(4)	$ $	60,000 8,250 —		$	— 52,150 —	— 40,000 —		$ $	7,000 — 226	(19) (20)

(1)	Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.
(2)	Represents the dollar value of the restricted stock award based on the number of shares granted and the market value of the Company’s common stock on the grant date. All grants of restricted stock are made under the Jameson 2003 Stock Incentive Plan. As of December 31, 2005, the aggregate number of shares of unvested restricted stock held by the named executive officers and the dollar value of such shares was: Thomas W. Kitchin, 260,459 shares ($559,987); Craig R. Kitchin, 139,134 shares ($299,138); Steven A. Curlee, 91,750 shares ($197,263); Martin D. Brew, 52,500 shares ($112,875) and D. Anthony Maness, 46,000 shares ($98,900). The dollar values are based on the closing market price of the Company’s common stock on December 31, 2005, of $2.15 per share.

The restricted stock awards for 2004 were granted to the named executive officers on April 1, 2005. One-third of the restricted shares will vest on each of the first three anniversary dates of the date of grant.

(3)	The Company will pay as an additional bonus a cash amount sufficient to pay the federal and state income taxes incurred as a result of the vesting of the shares of restricted stock which were granted for services provided in 2004. The cash bonuses are to be paid only if and when the restricted shares vest.
(4)

In 2003, these persons held positions with Kitchin Hospitality, as well as with the Company, and received compensation from Kitchin Hospitality. The amount set forth in the table for 2003 represents an allocation to the Company by Kitchin Hospitality of the total compensation from both entities based on the estimated time spent by this person related to the Company. Compensation which this person received for 2003 from

Kitchin Hospitality is not reported in the table. Since we acquired Kitchin Hospitality in January 2004, the compensation for 2004 and 2005 includes compensation from both the Company and Kitchin Hospitality.

(5)	Includes a term life insurance premium of $10,498 and a 401(k) Company match of $12,052.
(6)	Includes a term life insurance premium of $10,498, a 401(k) Company match of $662 and $9,992 as reimbursement for expenses incurred in connection with negotiation of Mr. Kitchin’s employment agreement.
(7)	Includes a term life insurance premium of $6,299 and a 401(k) Company match of $720.
(8)	Includes bonuses paid by Thomas W. Kitchin through Kitchin Residential Construction Company, LLC for services provided to benefit members of the Kitchin family as prior owners of Kitchin Hospitality, in connection with the Company’s acquisition of Kitchin Hospitality.
(9)	Includes a 401(k) Company match of $8,562.
(10)	Includes a term life insurance premium of $285 and a 401(k) Company match of $378.
(11)	Includes a term life insurance premium of $214 and a 401(k) Company match of $331.
(12)	Includes a 401(k) Company match of $7,240.
(13)	Includes a term life insurance premium of $366.
(14)	Includes a term life insurance premium of $311 and a 401(k) Company match of $290.
(15)	Grant of option pursuant to Transition Agreement dated April 12, 2005 between the Company and Mr. Brew to purchase up to 50,000 shares of common stock at an exercise price of $2.90 per share and 25,000 shares of common stock at an exercise price of $3.30 per share. These options were intended to replace the unexercised stock options held by Mr. Brew that expired on May 2, 2006, 30 days after his employment with the Company terminated, and must be exercised on or before April 1, 2011. Options cannot be exercised prior to May 1, 2006, and are fully vested and exercisable on such date.
(16)	Includes a 401(k) Company match of $6,360.
(17)	Includes a term life insurance premium of $420 and a 401(k) Company match of $129.
(18)	Includes a term life insurance premium of $378 and a 401(k) Company match of $233.
(19)	Includes a 401(k) Company match of $7,000.
(20)	Includes a 401(k) Company match of $226.

Aggregated Option Exercises in Last Fiscal Year;

Fiscal Year-End Values of Options

The named executive officers did not exercise any options during 2005. The following table sets forth the values of all options held by the named executive officers as of December 31, 2005.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas W. Kitchin	140,000	-0-	$0	$0
Craig R. Kitchin	105,000	-0-	$0	$0
Steven A. Curlee	75,000	-0-	$0	$0
Martin D. Brew	75,000	-0-	$0	$0
D. Anthony Maness	50,000	-0-	$0	$0

Compensation of Directors

In 2005, we paid each director other than Thomas W. Kitchin and Craig R. Kitchin an annual fee of $10,000. Payment of the annual fee was not contingent upon attendance at Board or committee meetings. We also paid $500 for Board of Directors or Board committee meetings attended and for reimbursement of expenses incurred in attending Board or committee meetings.

In March 2006, the Board approved a revised compensation schedule for directors pursuant to which the Company will pay each of the non-employee directors an annual fee of $20,000 plus $1,000 for attendance at Board or committee meetings ($500 if by telephone). An additional $5,000 retainer will be paid to the audit committee chair.

Under our 1997 Director Stock Option Plan (the “1997 Director Plan”), each of our directors who is serving as a director on the first business day following our annual meeting of shareholders and at such annual meeting was considered as a director who was continuing in office or was reelected as a director and is not otherwise an employee of the Company or an employee of any of our subsidiaries or affiliates is granted an option to purchase 5,000 shares of common stock as of the first business day following the annual meeting of our shareholders. Options granted under the 1997 Director Plan vest immediately at the time of grant and have a per share exercise price equal to the fair market value of a share of common stock at the close of business on the last business day preceding the day of grant.

In March 2006, the Board also approved the 2006 Director Stock Incentive Plan (“2006 Plan”), subject to approval of the shareholders at our 2006 annual meeting of shareholders. Under the 2006 Plan, each of the directors who is serving as a director on the first business day following our annual meeting of shareholders and is not an employee of the Company or any of our affiliated companies, will be granted that number of shares of common stock that is determined by dividing $20,000 by the amount equal to the fair market value of a share of common stock on the annual meeting date, or if the principal national securities exchange on which the common stock is listed or admitted to trading is closed on the annual meeting date, fair market value to be determined as of the last trading day prior to the annual meeting date.

Employment Agreements

On February 19, 2004, we entered into employment agreements with Thomas W. Kitchin, Craig R. Kitchin and Steven A. Curlee. On February 25, 2005, we amended the employment agreement with D. Anthony Maness to reflect his promotion to Vice President of Hotel Operations of Kitchin Hospitality. For 2003 and prior years, our employment agreements provided that the executive officer’s base salary payable by us was the base salary multiplied by the percentage that the time he devoted to the business of Jameson bore to the time he devoted to the business and affairs of Jameson and Kitchin Hospitality. In 2004, we eliminated this provision in light of our acquisition of Kitchin Hospitality. The agreements may be terminated at will by the employee or by us, subject to early termination provisions which may require us to pay certain benefits described below. All of the named executive officers are eligible under the employment agreements to participate in incentive, profit sharing, savings, retirement and welfare benefit plans, and are entitled to expense reimbursement and other fringe benefits.

If Thomas W. Kitchin’s employment is terminated by us without cause or by him for good reason, he is entitled to two times his annual base salary then in effect and the average of his annual bonuses for the two preceding fiscal years. Upon termination by us without cause or by the named executive officer for good reason, Messrs. Curlee and Maness will be entitled to receive payment on a monthly basis for a twelve-month period and Craig Kitchin is entitled to receive payment on a monthly basis for an 18-month period, in an amount equal to one-twelfth of such named executive’s annual base salary then in effect and one-twelfth of the average of his annual bonuses for the two preceding fiscal years. In addition, upon termination as described above, Thomas Kitchin and all of the other named executive officers will be entitled to (a) the vesting of all restricted stock and options to purchase our common stock; (b) certain welfare benefits for two years for Thomas Kitchin, for 18 months for Craig Kitchin, and for 12 months for the other named executive officers; and (c) any other benefits such executive officer is entitled to be paid or provided or is otherwise eligible to receive under any plan, program, policy, contract or agreement.

Each employment agreement provides that in the event the severance payments and other compensation provided for under the agreement become subject to the excess parachute payment excise tax under the Internal Revenue Code of 1986, as amended, we will pay to the named executive officer an additional amount such that the net amount retained by him after deduction of the excise tax and any federal, state or local taxes will equal the total benefits or amounts he would otherwise be entitled to under the employment agreement. Each employment agreement also provides that we will require any successor to all or substantially all of our business and/or assets to assume and perform the employment agreement in the same manner that we would be required to perform.

Each employment agreement provides that we will indemnify the named executive officer in the event he was or is a party or is threatened to be made a party to any proceeding, other than an action by or in the right of us, arising out of the performance of his duties or by reason of the fact that he is or was an officer, employee or agent of us if he acted in good faith and in a manner he reasonably believed to be in our best interests, and with respect to criminal proceedings, had no reasonable cause to believe his conduct was unlawful.

On April 26, 2005, we entered into a Non-Competition Agreement with Thomas W. Kitchin in accordance with the terms of a settlement of a shareholder suit against the Company and its directors. The terms of the Non-Competition Agreement provide that during the term of his employment with the Company, Mr. Kitchin will not provide services as chief executive officer or engage in other senior management functions, whether as an employee, outside advisor or independent consultant, for any organization engaged in owning and operating limited service hotel or motel properties in the states in which we operate properties. In addition, during the term of his employment, Mr. Kitchin will not enter into any business venture or opportunity that is the same or similar to the business of the Company without first offering such opportunity to us.

On August 16, 2005, we entered into a Transition Agreement with Martin D. Brew, our former Treasurer and Chief Accounting Officer. We and Mr. Brew mutually agreed that he would continue in his position as Treasurer and Chief Accounting Officer through April 1, 2006, at which time his employment with us terminated and he began a one-year consulting arrangement with the Company.

Since this arrangement began on April 2, 2006, Mr. Brew, as consultant to the Company, reviewed and evaluated the test results of the financial reporting cycle consisting of the closing of the financial records and reporting process for the first quarter of 2006. For the remainder of the one-year period, he (i) will work with management on the 2006 management letter from our independent registered public accounting firm and its related impact on our disclosures in our 10-K report for 2006, (ii) will attend audit committee meetings at which the 2006 financial statements, audit of those financial statements and assessment of our internal control over financial accounting are discussed, (iii) will review and provide management input on our filings with the SEC, and (iv) will be available for discussion and consultation with the Chief Executive Officer, President and Board members on significant topics and matters affecting the Company.

We will pay Mr. Brew a consulting fee equal to $150,000 per year during the consulting period. We also pay for out-of-pocket expenses in providing consultation.

Pursuant to the terms of the Transition Agreement, Mr. Brew was granted a non-qualified option under our 2003 Stock Incentive Plan (the “2003 Plan”) to purchase up to 75,000 shares of our common stock. The option became exercisable upon the expiration of his previously held options due to the termination of his employment with us. The option price for 50,000 of the shares covered by the option is $2.90 per share (subject to the adjustments provided for in the 2003 Plan or in the form of option agreement entered into with Mr. Brew) and the option price for the remaining 25,000 shares is $3.30 per share, subject to adjustment. The option shall expire on the fifth anniversary of the commencement of Mr. Brew’s position as a consultant with the Company.

During the consulting period, we will indemnify Mr. Brew in the event he was or is a party or is threatened to be made a party to any proceeding, other than an action by or in the right of us, arising out of the performance of his duties or by reason of the fact that he is a consultant or was an officer, employee or agent of us if he acted in good faith and in a manner he reasonably believed to be in our best interests, and with respect to criminal proceedings, had no reasonable cause to believe his conduct was unlawful.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS AND

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information as of May 1, 2006, regarding (a) the ownership of our common stock by all persons known by us to be beneficial owners of more than five percent of such stock, and (b) the ownership of our common stock by (i) each of our directors and nominees for director, (ii) each of our executive officers named in the Summary Compensation Table below, and (iii) all of our executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to their shares.

Name of Owner or Identity of Group	Shares of Common Stock Beneficially Owned (1)	Percentage of Class
Thomas W. Kitchin(2) 41 Perimeter Center East Suite 400 Atlanta, Georgia 30346-1903	2,896,970	5.01%

Robert D. Hisrich(3)(4)	47,849	*

Michael E. Lawrence(3)	45,500	*

Thomas J. O’Haren(5)	151,626	*

David S. Fraser(6)	40,000	*

Craig R. Kitchin(7)	368,112	*

Steven A. Curlee(8)	186,468	*

Martin D. Brew(9)	136,391	*

D. Anthony Maness(10)	104,000	*

Hotchkis and Wiley Capital Management, LLC(11) 725 South Figueroa Street, 39th Floor Los Angeles, California 90017-5439	5,846,217	10.14%

Teachers Insurance and Annuity Association of America(12) 730 Third Avenue New York, New York 10017	5,700,000	9.88%

Amaranth LLC(13) c/o Amaranth Advisors L.L.C. One American Lane Greenwich, Connecticut 06831	5,415,162	9.39%

Rutabaga Capital Management(14) 64 Broad Street 3rd Floor Boston, Massachusetts 02109	5,009,120	8.69%

Wellington Management Company, LLP(15) 75 State Street Boston, Massachusetts 02109	3,465,000	6.01%

All directors and executive officers as a group (10 persons)(16)	3,851,828	6.60%

*	Less than one percent (1%)
(1)	The total number includes shares issued and outstanding as of May 1, 2006, plus shares which the owner shown above has the right to acquire within 60 days after such date. For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after such date, pursuant to the exercise of outstanding stock options.
(2)	Includes 140,000 shares issuable upon the exercise of currently vested stock options, 684,120 shares owned by the Kitchin Children’s Trusts, (the beneficiaries of which are Thomas W. Kitchin’s six children, including Craig R. Kitchin, and of which Thomas W. Kitchin serves as trustee), 268,459 shares of restricted common stock, 106,195 shares owned by Thomas W. Kitchin’s spouse and 18,850 shares owned jointly with Thomas W. Kitchin’s spouse.
(3)	Includes 45,000 shares issuable upon the exercise of currently vested stock options.
(4)	Includes 849 shares owned by Dr. Hisrich’s spouse and children, and 2,000 shares held by a trust for which Dr. Hisrich is the trustee.
(5)	Includes 70,000 shares issuable upon the exercise of currently vested stock options.
(6)	Includes 35,000 shares issuable upon the exercise of currently vested stock options.
(7)	Includes 13,781 shares of restricted stock, 106,197 shares held in trust for which Craig R. Kitchin is the beneficiary and 105,000 shares issuable upon the exercise of currently vested stock options.
(8)	Includes 93,750 shares of restricted stock and 75,000 shares issuable upon the exercise of currently vested stock options.
(9)	Includes 22,500 shares of restricted stock, 75,000 shares issuable upon the exercise of currently vested stock options and 16,891 shares owned jointly with Mr. Brew’s spouse. Mr. Brew resigned as an officer of the Company effective April 2, 2006. See “Employment Agreements” above.
(10)	Includes 50,000 shares of restricted stock and 50,000 shares issuable upon the exercise of currently vested stock options.
(11)	Information based on Schedule 13G filed February 14, 2006. Hotchkis and Wiley Capital Management, LLC (“HWCM”) is an investment adviser and the shares are owned of record by its clients. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities, except Hotchkis and Wiley Small Cap Value Fund. The Board of Trustees of the Hotchkis and Wiley Small Cap Value Fund can direct the disposition of dividends received by such fund and can dispose of such securities. HWCM disclaims ownership of securities for all clients.
(12)	Information based on Schedule 13G filed February 13, 2006. Teachers Insurance and Annuity Association of America holds these shares on behalf of other persons. It reported that it had sole voting and sole dispositive power over 1,958,000 of these shares.
(13)	Information based on Schedule 13G filed October 7, 2005. Amaranth LLC holds the Company’s 7% Convertible Senior Subordinated Notes due 2010 beneficially owned by it, which are convertible into 5,415,162 shares of common stock, through its subsidiary, Amatis Limited.
(14)	Information based on Schedule 13G filed February 14, 2006. It reported that it had sole voting and sole dispositive power over 1,984,300 of these shares.
(15)	Information based on Schedule 13G filed February 14, 2006. The shareholder is an investment adviser and the shares shown are held of record by the shareholder’s clients. The shareholder has shared voting and dispositive power of all of these shares.
(16)	Includes 615,000 shares issuable upon the exercise of currently vested stock options and 622,843 shares of restricted common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Kitchin Hospitality. On January 2, 2004, we completed the acquisition of Kitchin Hospitality, LLC pursuant to a Membership Interest Purchase Agreement dated September 10, 2003 that we entered into with Thomas W. Kitchin, our chairman and chief executive officer, and members of his family including Craig Kitchin, our president, chief financial officer and director, who were the 100% owners of Kitchin Hospitality. Kitchin Hospitality is now our wholly owned subsidiary.

In connection with our acquisition of Kitchin Hospitality, we entered into a shareholders’ agreement and a registration rights agreement with the prior owners of Kitchin Hospitality. Under these agreements, the prior owners of Kitchin Hospitality agree that they:

•	will not acquire, through December 31, 2008 (unless approved by our independent directors), additional equity securities of the Company, if it would increase their aggregate ownership percentage beyond what it was at the time of the acquisition (which was 17.5%);

•	will not vote their shares for a business combination not approved by our Board of Directors prior to January 1, 2009;

•	during the term of the shareholders’ agreement, will not initiate or become involved in any proxy solicitation initiated by a third party without the consent or approval of our Board of Directors;

•	during the term of the shareholders’ agreement, will vote their shares of stock for nominees for directors in proportion to the votes cast with respect to shares owned by other shareholders, except they may vote in favor of their own nominee(s) or at their discretion in connection with an election contest;

•	during the term of the shareholders’ agreement, will agree to vote their shares of stock on shareholder proposals as recommended by the Board of Directors; and

•	may require us to register, for a public offering, the shares of our common stock they received, after January 1, 2005.

The shareholders’ agreement will terminate upon the earlier of the date on which the sellers’ interest falls below 5% and 20 years.

Employment of Matthew Kitchin. Matthew Kitchin, a manager in our marketing department, is the son of Thomas W. Kitchin, our chief executive officer and chairman of the Board of Directors, and is the brother of Craig R. Kitchin, our president, chief financial officer and director. In 2005, Matthew Kitchin earned $89,000 in salary and bonus.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the estimated aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004 by our principal accounting firm, Ernst & Young LLP.

	2005	2004
Audit Fees(1)	$777,534	$720,663
Audit-Related Fees(2)	$1,500	$22,597
Tax Fees(3)	$20,886	$139,813
All Other Fees(4)	—	—

Total	$799,920	$883,073

(1)	The Audit Fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements as well as fees for professional services that must be performed by the independent registered public accounting firm. Audit fees for 2005 include (a) $353,750 for the audit of the consolidated financial statements, (b) $258,500 for the audit of internal control over financial reporting, (c) $74,154 for reviews of our quarterly financial statements and (d) $91,130 for assurance services related to our 2005 debt offerings. Audit fees for 2004 include (a) $104,091 billed to us in 2004 to complete the 2003 audit of Kitchin Hospitality, LLC, which was acquired by us effective January 1, 2004, (b) $375,226 for the 2004 financial statement audit, (c) $67,242 for reviews of our quarterly financial statements, (d) $172,041 for assurance services related to our equity offering completed in July 2004 and (e) $2,063 for other services.
(2)	The Audit-Related Fees represent fees for professional services provided for assurance and related services that are traditionally performed by the independent registered public accounting firm.

(3)	The Tax Fees represent fees for professional services rendered for tax compliance, tax advice and tax planning. Tax compliance fees include fees for preparation and review of tax returns, preparation of claims for refunds and other tax compliance services and assistance.
(4)	We generally do not engage Ernst & Young LLP for “other” services.

The audit committee considered whether Ernst & Young LLP’s services are compatible with maintaining its independence and determined that they are.

Policy on Pre-Approval of Audit Services. The audit committee is required to pre-approve the audit and non-audit services performed by the independent registered public accountants in order to assure that the provision of such services does not impair the accountant’s independence. Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding annually pre-approved cost levels will require specific pre-approval by the audit committee.

The audit committee annually reviews and pre-approves the services that may be provided by the independent registered public accountants without obtaining specific pre-approval from the audit committee. The audit committee revises the list of general pre-approved services from time to time, based on subsequent determinations. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accountants to management.

The audit committee approved 100 percent of the services for Audit Fees, Audit-Related Fees and Tax Fees for the year ended December 31, 2005.

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

(a)    (3) The following exhibits are filed as part of this Annual Report or incorporated herein by reference:

Exhibit Number	Description
3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 9, 2004 incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

4.3 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

4.4 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

4.5 —	Copy of the Registration Rights Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers under the Securities Purchase Agreement listed as Exhibit 10.52 hereto is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated September 30, 2005

4.6 —	Form of 7.0% Convertible Senior Subordinated Note Due 2010 is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 30, 2005

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

Exhibit Number	Description
10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	Amendment No. 2 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.25 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

Exhibit Number	Description
10.26 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.27 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.28 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.30 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.31 —	Schedule of documents substantially similar to Exhibit 10.27 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.32 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.33 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.34 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.35 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.36 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.37 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.38 —	Employment Agreement with Steven A. Curlee dated February 19, 2004*

10.39 —	Schedule of documents substantially similar to Exhibit 10.38*

10.40 —	Loan Agreement dated as of December 31, 2005, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit Number	Description
10.41 —	Schedule of documents substantially similar to Exhibit 10.40 incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.42 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.43 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.44 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

10.45 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005 incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.46 —	Master lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004 incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.47 —	Schedule of documents substantially similar to Exhibit 10.46*

10.48 —	Non-Competition Agreement between the Company and Thomas W. Kitchin dated April 26, 2005 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.49 —	Transition Agreement between Martin D. Brew and Jameson Inns, Inc. dated August 16, 2005*

10.50 —	Loan Agreement dated as of August 24, 2005, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Wilmington, North Carolina; Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,690,000; Environmental Indemnity Agreement; Undertaking Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.51 —	Schedule of documents substantially similar to Exhibit 10.49 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.52 —	Copy of the Securities Purchase Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers as defined therein is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 30, 2005

21.1 —	Subsidiaries of the Registrant*

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with original report on Form 10-K for the year ended December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on May 1, 2006.

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

Exhibit Number	Description
3.1 —	Amended and Restated Articles of Incorporation of the Registrant, as further amended through June 16, 2004 incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2004

3.2 —	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2001

4.1 —	Specimen certificate of Common Stock incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 33-71160)

4.2 —	Junior Subordinated Indenture dated as of March 15, 2005, between Jameson Inns, Inc. and JPMorgan Chase Bank, National Association, as Trustee incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K dated March 15, 2005

4.3 —	Preferred Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K dated March 15, 2005

4.4 —	Common Securities Certificate dated March 15, 2005 incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K dated March 15, 2005

4.5 —	Copy of the Registration Rights Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers under the Securities Purchase Agreement listed as Exhibit 10.52 hereto is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated September 30, 2005

4.6 —	Form of 7.0% Convertible Senior Subordinated Note Due 2010 is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 30, 2005

10.1 —	Master Lease Agreement (relating to Jameson Inns) incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1993

10.2 —	Amendment No. 1 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.3 —	Amendment No. 2 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.4 —	Amendment No. 3 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1996

10.5 —	Amendment No. 4 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Operating Company (revised) incorporated by reference to Exhibit 10.5 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.6 —	Amendment No. 5 to Master Lease Agreement (relating to Jameson Inns) between Jameson Inns., Inc. and Jameson Alabama, Inc., as lessor, and Jameson Development Company, LLC incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-74149

10.7 —	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-74149

10.8 —	Schedule of documents substantially similar to Exhibit 10.6 incorporated by reference by Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-74149

Exhibit Number	Description
10.9 —	Amendment No. 8 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.10 —	Schedule of documents substantially similar to 10.9, incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.11 —	Amendment No. 9 to the Master Lease (relating to Jameson Inns) between Jameson Inns, Inc. and Jameson Alabama, Inc. as lessor, and Kitchin Hospitality, LLC, incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.12 —	Schedule of documents substantially similar to 10.11, incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2001

10.13 —	Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20143

10.14 —	Amendment No. 1 to Master Lease Agreement (relating to Signature Inns) incorporated by reference to Exhibit 10.11 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-20145

10.15 —	Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.22.1 to the Registration Statement on Form S-11, File No. 33-71160

10.16 —	Form of Stock Option Agreement under Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11, File No. 33-71160

10.17 —	Amendment No. 1 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.18 —	Amendment No. 2 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.19 —	Amendment No. 3 to Jameson 1993 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.20 —	Jameson Inns., Inc. Director Stock Option Plan incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.21 —	Jameson 1996 Stock Incentive Plan incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 1995

10.22 —	Jameson 1997 Director Stock Option Plan incorporated by reference to Exhibit 10.17 to the Annual Report filed on Form 10-K for the year ended December 31, 1997

10.23 —	Form of Indemnification Agreement between Jameson Inns., Inc. and Directors and Officers incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11, File No. 33-71160

10.24 —	Deeds to Secure Debt, Mortgages, Assignments and Security Agreements, Assignment of Rents and Leases, Assignments of Income and Promissory Note for $17,171,717 loan from Bank Midwest, N.A. to Jameson Inns, Inc. secured by 14 separate Jameson Inns incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4, File No. 333-74149

10.25 —	Term Loan Agreement dated as of December 28, 1999, between Jameson Inns, Inc. and First National Bank & Trust; Mortgage; Security Agreement; Assignment of Rents and Leases; Mortgage Note for $3.7 million incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended December 31, 1999

Exhibit Number	Description
10.26 —	Loan Agreement dated as of September 27, 2000, between Jameson Inns, Inc. and Geneva Leasing Associates, Inc. for Signature Inn, Fort Wayne, Indiana; Mortgage, Assignment of Rents, Security Agreement and Financing Statement; and Note for $2,825,000 incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.27 —	Loan Agreement dated September 27, 2000, between Jameson Inns, Inc. and Republic Bank, Indianapolis, Indiana for Signature Inn, Indianapolis West; Mortgage, Security Agreement and Fixture Filing; Assignment of Deposits, Leases and Rents; Estoppel Certificate, Subordination and Attornment Agreement; and Promissory Note for $4,745,000 incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.28 —	Real Estate Mortgage dated March 28, 2001 between Jameson Alabama, Inc. and Empire Financial Services, Inc. for Jameson Inn, Tuscaloosa, Alabama; Assignment of Lease; Assignment of Operating Lease; Assignment of Fees and Income; Security Agreement; Adjustable Rate Note for $1,500,000; Unconditional Guaranty of Payment and Performance incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.29 —	Schedule of documents substantially similar to Exhibit 10.28 incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.30 —	Loan Agreement dated March 8, 2001, between Jameson Properties, LLC and Bank of Louisville, Louisville, Kentucky, for Signature Inn, Louisville East; Mortgage and Security Agreement (Fixture Filing Statement); Assignment of Rents and Leases; Subordination Agreement; Promissory Note for $5,000,000; and Guaranty Agreement of Jameson Inns, Inc. incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.31 —	Schedule of documents substantially similar to Exhibit 10.27 incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.32 —	Jameson 2003 Stock Incentive Plan incorporated by reference to the Schedule 14A filed December 8, 2003

10.33 —	Form of Stock Option Agreement under Jameson 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.34 —	Registration Rights Agreement with Thomas W. Kitchin dated January 2, 2004 incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.35 —	Shareholders Agreement dated January 2, 2004 incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.36 —	Employment Agreement with Thomas W. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.37 —	Employment Agreement with Craig R. Kitchin dated February 19, 2004 incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

10.38 —	Employment Agreement with Steven A. Curlee dated February 19, 2004*

10.39 —	Schedule of documents substantially similar to Exhibit 10.38*

10.40 —	Loan Agreement dated as of December 30, 2004, between Jameson Inns Financing 01, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Albany, GA; Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC, Agreement; Promissory Note for $1,950,000; Environmental Indemnity Agreement; Undertaking Agreement; and unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit Number	Description
10.41 —	Schedule of documents substantially similar to Exhibit 10.40 incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.42 —	Purchase Agreement dated as of February 24, 2005, among Jameson Inns, Inc., Jameson Inns Financing Trust I and Taberna Preferred Funding I, Ltd. incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated March 15, 2005

10.43 —	Amended and Restated Trust Agreement dated as of March 15, 2005, among Jameson Inns, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K dated March 15, 2005

10.44 —	Junior Subordinated Note due 2035 dated March 15, 2005 incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K dated March 15, 2005

10.45 —	Summary of Executive Bonus Arrangements for 2004 Bonuses and in respect of Restricted Stock Grants in 2005 incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.46 —	Master lease between Jameson Inns Financing 01, LP and Kitchin Hospitality, LLC dated December 31, 2004 incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2004

10.47 —	Schedule of documents substantially similar to Exhibit 10.46*

10.48 —	Non-Competition Agreement between the Company and Thomas W. Kitchin dated April 26, 2005 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.49 —	Transition Agreement between Martin D. Brew and Jameson Inns, Inc. dated August 16, 2005*

10.50 —	Loan Agreement dated as of August 24, 2005, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Wilmington, North Carolina; Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,690,000; Environmental Indemnity Agreement; Undertaking Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc. incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.51 —	Schedule of documents substantially similar to Exhibit 10.49 incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.52 —	Copy of the Securities Purchase Agreement dated as of September 29, 2005 between Jameson Inns, Inc. and the Buyers as defined therein is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 30, 2005

21.1 —	Subsidiaries of the Registrant*

23.1 —	Consent of Ernst & Young LLP

31.1 —	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with original report on Form 10-K for the year ended December 31, 2005