Form 10-Q
period 2006-03-31
JAMESON INNS INC
filed 2006-05-09
CIK 914373

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period              to             .

Commission file number 0-23256

JAMESON INNS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2079583
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

41 Perimeter Center East, Suite 400

Atlanta, Georgia 30346-1903

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date – Common Stock, $0.10 par value – 56,992,946 shares outstanding as of May 1, 2006.

JAMESON INNS, INC.

Part I

ITEM 1. FINANCIAL STATEMENTS

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$1,010,681	$2,721,239
Restricted cash	731,759	675,554
Trade accounts receivable, net of allowance of $165,280 and $106,240 at March 31, 2006 and December 31, 2005, respectively	2,105,840	1,967,905
Other receivables	746,311	330,214
Prepaid expenses	1,139,068	658,626

Total current assets	5,733,659	6,353,538

Operating property and equipment	369,680,849	367,726,058
Less accumulated depreciation	(100,577,170)	(98,852,841)
Property and equipment held for sale, net	—	5,528,024

	269,103,679	274,401,241

Deferred finance costs, net	5,059,961	5,043,276
Other assets	671,802	663,262
Investment in trust preferred securities	812,000	812,000

Total assets	$281,381,101	$287,273,317

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of mortgage notes payable	$18,520,929	$6,094,895
Line of credit borrowings	3,051,000	2,502,015
Accounts payable and accrued expenses	5,556,466	7,119,046
Accrued interest payable	1,382,874	751,009
Accrued property and other taxes	2,184,086	1,801,260
Accrued payroll	770,831	1,850,898

Total current liabilities	31,466,186	20,119,123

Mortgage notes payable, less current portion	109,654,981	124,315,246
Trust preferred notes	27,062,000	27,062,000
Convertible notes	35,000,000	35,000,000

Total liabilities	203,183,167	206,496,369

Stockholders’ Equity
Common stock, $0.10 par value, 100,000,000 shares authorized, 56,703,410 shares and 56,694,510 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (excluding 832,276 shares and and 815,976 shares of unvested restricted stock at March 31, 2006 and December 31, 2005, respectively)	5,670,341	5,669,451
Contributed capital	109,439,297	109,197,486
Retained deficit	(36,911,704)	(34,089,989)

Total stockholders’ equity	78,197,934	80,776,948

Total liabilities and stockholders’ equity	$281,381,101	$287,273,317

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2006	2005
Lodging revenues	$21,258,705	$18,919,386
Other revenues	101,925	120,066

Total revenues	21,360,630	19,039,452

Direct lodging expenses	11,786,362	10,639,640
Property and other taxes and insurance	1,372,538	1,460,986
Depreciation	4,696,689	3,295,520
Corporate general and administrative	2,503,237	2,353,824
Interest expense	3,683,457	2,831,747
Early extinguishment of mortgage notes	71,784	—
Loss on sale of property and equipment	3,534	—

Total expenses	24,117,601	20,581,717

Net loss from continuing operations	(2,756,971)	(1,542,265)

Loss from discontinued operations	(76,104)	(282,272)
Gain on sale of discontinued operations	11,360	—

Net loss from discontinued operations	(64,744)	(282,272)

Net loss	$(2,821,715)	$(1,824,537)

Per common share (basic and diluted):
Loss from continuing operations	$(0.05)	$(0.03)
Loss from discontinued operations	—	—

Net loss	$(0.05)	$(0.03)

Weighted average shares - basic and diluted	56,739,379	56,544,656

See accompanying notes

Jameson Inns, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, (unaudited)
	2006	2005 as revised (see note 9)
Operating activities
Net loss	$(2,821,715)	$(1,824,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	64,744	282,272
Depreciation	4,696,689	3,295,520
Amortization of deferred finance costs	223,195	165,843
Stock-based compensation expense	68,616	214,706
Early extinguishment of mortgage notes	71,784	—
Loss on sale of property and equipment	3,534	—
Changes in assets and liabilities increasing (decreasing) cash:
Trade accounts receivable, net	(137,935)	(487,356)
Other receivables	(401,097)	26,492
Prepaid expenses and other assets	(63,982)	(279,112)
Accounts payable and accrued expenses	197,190	(599,981)
Accrued interest payable	631,865	180,113
Accrued property and other taxes	382,826	256,221
Accrued payroll	(1,080,067)	(134,652)

Net cash provided by operating activities - continuing operations	1,835,647	1,095,529
Net cash used in operating activities - discontinued operations	(64,744)	(230,551)

Net cash provided by operating activities	1,770,903	864,978

Investing activities
(Additions to) reductions from restricted cash	(56,205)	369,042
Proceeds from sale of land, property and equipment	1,196	—
Additions to property and equipment	(6,485,362)	(1,867,038)

Net cash used in investing activities - continuing operations	(6,540,371)	(1,497,996)
Net cash provided by (used in) investing activities -discontinued operations	5,480,989	(22,196)

Net cash used in investing activities	(1,059,382)	(1,520,192)

Financing activities
(Payments on redemption) proceeds from issuance of common stock	(169)	490
Proceeds from trust preferred securities offering, net of deferred finance costs of $784,500	—	25,465,500
Advances for mortgage note refinancing	(425,000)	—
Proceeds from refinancing mortgage notes payable, net of payoff	595,852	—
Deposits to pay off mortgage notes	—	(6,025,747)
Proceeds from (payments of) lines of credit, net	548,985	(108,216)
Payments of deferred finance costs	(311,664)	(73,036)
Payoffs of mortgage notes payable	—	(9,161,045)
Payments on mortgage notes payable	(1,188,029)	(2,416,124)

Net cash (used in) provided by financing activities - continuing operations	(780,025)	7,681,822
Net cash used in financing activities - discontinued operations	(1,642,054)	—

Net cash (used in) provided by financing activities	(2,422,079)	7,681,822

Net change in cash and cash equivalents	(1,710,558)	7,026,608
Cash and cash equivalents at beginning of period	2,721,239	1,626,322

Cash and cash equivalents at end of period	$1,010,681	$8,652,930

See accompanying notes

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

JAMESON INNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

1. Business and Basis of Financial Statements

Jameson Inns, Inc. (the “Company”) develops, owns, operates and franchises limited service hotel properties (the “Inns”) operating under the trademark “The Jameson Inn®” in the southeastern and midwestern United States. In addition, the Company owns and operates Inns under the trademark “Signature Inn®” (the “Inns to-be-converted”) in the midwestern United States. All of the Inns are classified as being within the economy or mid-scale without food and beverage segments of the lodging industry. The Company also receives rental revenues from the sale of advertising to third parties on owned billboards.

As of March 31, 2006, the Company owned 107 Inns, of which 95 are Jameson Inns and 12 are Inns to-be-converted, and franchised the use of the Jameson brand to the owners of 12 other Jameson Inns.

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation (See Notes 8 and 9).

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other interim period. The hotel industry is seasonal in nature. Lodging revenues are generally greater in the second and third quarters than in the first and fourth quarters.

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

The ten percent portion of the room rate credited to the issuance of stock to the participants is recorded as a reduction to lodging revenues. The amount of the reduction is considered to be proceeds from the sale of the stock issued to the participants. For the three months ended March 31, 2006, approximately 4,300 participants enrolled in the Jameson Stock Awards Program including approximately 1,400 participants who qualified to receive shares by staying at least three nights. Also in the same period, the Company issued 73,000 shares of common stock valued at $174,000. As of March 31, 2006, the Company was obligated to issue stock valued at up to $117,000 to participants once they complete their three stays within a twelve-month period.

Since its inception on July 1, 2005 through March 31, 2006, approximately 13,700 participants enrolled in the Jameson Stock Awards Program, including approximately 5,900 participants who had qualified to receive shares by staying at least three nights. Also in the same period, the Company issued 185,000 shares of common stock valued at $414,000.

3. Line of Credit Borrowings

As of March 31, 2006, line of credit borrowings consist of the following:

$3.5 million line of credit secured by billboards ($1.5 million available at March 31, 2006), with interest at prime plus 1.0% with a floor of 7.5% and cap of 9.5% (8.75% at March 31, 2006). Payments of interest are due monthly with the principal balance payable upon maturity in March 2007.	$2,000,000

$1.5 million line of credit based on a percentage of and secured by trade accounts receivable ($400,000 available at March 31, 2006), with interest at prime plus 0.75% (8.5% at March 31, 2006). Payments of interest are due monthly with the principal balance payable upon maturity in August 2006.	1,051,000

$3,051,000

The Company intends to renew the lines of credit on an annual basis.

4. Mortgage Notes Payable

As of March 31, 2006, mortgage notes payable consists of the following:

Terms ranging from four to 21 years, due in monthly installments of principal and interest with remaining unpaid balances payable at maturity, which range from 2007 to 2015. Interest rates are adjusted annually and range from 5.9% to 9.0%, and are mainly adjustable to a spread above the prime rate or Treasury securities. Secured by mortgages on 40 Inns.	$66,069,466
Term of ten years with a fixed interest rate of 7.25%. Principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on 12 Inns.	24,034,260
Term of 20 years and interest rate of 3.75% above a weekly average yield on Treasury securities, adjusted annually (8.05% at March 31, 2006). Principal and interest payments are due monthly through maturity in 2019. Secured by mortgages on ten Inns.	13,851,298
Term of ten years with a fixed interest rate of 7.25%. Principal and interest payments are due monthly through maturity in 2016. Secured by mortgages on seven Inns.	12,197,245
Term of ten years with a fixed interest rate of 6.85%. Principal and interest payments are due monthly through maturity in 2015. Secured by mortgages on seven Inns.	12,023,641

Total mortgage notes payable	128,175,910
Current maturities of mortgage notes payable (1)	18,520,929

Mortgage notes payable, less current portion	$109,654,981

(1)	Current maturities at March 31, 2006 include: scheduled principal payments for the next twelve months of approximately $3.8 million for long-term mortgage notes payable; five maturing mortgage notes payable totaling approximately $8.5 million secured by five Inns; and two mortgage notes payable totaling approximately $6.2 million that mature in 2010 and 2011 that were in violation of debt service coverage ratio requirements at December 31, 2005. A waiver was granted for both notes with respect to the requirements for the year ended December 31, 2005. Since there is no assurance that the Company will be in compliance with the debt service coverage ratio requirements for the year ended December 31, 2006 or that a waiver will be granted for that period, the full amount of the related long-term debt has been classified as a current liability in the accompanying balance sheet at March 31, 2006.

As of March 31, 2006, the mortgage notes payable were collateralized by 76 of the 107 owned Inns.

As of March 31, 2006, the Company had available borrowing commitments of approximately $7.0 million aggregate secured by six Inns, with interest terms ranging from 5.9% to 7.6% adjusting annually based at prime plus 0.125% to 1.0%. Payments of interest would be due monthly for one year; thereafter payments of interest and principal would be due until maturity ranging from July 2012 through July 2015. These six Inns are also secured by mortgage notes payable.

At March 31, 2006, the interest rates of the total outstanding variable rate portion of mortgage notes payable are as follows:

Adjustment Date	Amount (in millions)	Weighted Average Interest Rate as of March 31, 2006
April 2006	$16.8	6.2%
July 2006	13.6	6.6%
August 2006	0.8	7.0%
September 2006	2.5	9.0%
October 2006	5.6	7.2%
November 2006	0.7	7.1%
January 2007	10.6	7.7%
February 2007	18.7	7.9%
March 2007	4.4	8.0%
February 2008	2.1	7.5%
September 2008	4.1	7.5%

Total	$79.9	7.2%

The Company’s variable debt consists primarily of individual property mortgages that adjust one time per year to an average spread above the prime rate or a Treasury securities rate. The adjustment dates vary for each mortgage loan, as indicated in the table above, and the adjusted rate will apply for the following one-year period. The Company’s variable rate debt consists of $31.8 million that has an average spread of 336 basis points above U.S. Treasury security indices and $48.1 million that has an average spread of 41 basis points above the prime rate. The U.S. Treasury security indices are the weekly or monthly average yields on U.S. Treasury securities adjusted to constant maturities. Yields on Treasury securities at constant maturity are determined by the U.S. Treasury from the daily yield curve. The daily yield curve is based on the closing market bid yields on actively traded Treasury securities in the over-the-counter market. The prime rate is the interest rate published in the Wall Street Journal, Eastern Edition, and is described as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks.

The weighted average interest rate on mortgage notes payable was 7.2% and 5.6% during the three months ended March 31, 2006 and 2005, respectively.

5. Trust Preferred Notes

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

6. Convertible Notes

On September 30, 2005, the Company issued an aggregate of $35.0 million of 7.0% Convertible Senior Subordinated Notes due 2010 (the “Convertible Notes”). The Convertible Notes were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The Convertible Notes have a final maturity date of September 30, 2010. Interest is payable semi-annually on June 30 and December 31 of each year, commencing December 31, 2005. The Convertible Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock, at the conversion price of $2.77 per share, subject to adjustment upon the occurrence of certain events including payment of dividends or distributions on common stock in shares, subdivision of the common stock and issuance of other rights or warrants to acquire common stock at less than the market value. If fully converted at the conversion price, the Convertible Notes would convert into 12,635,379 shares of common stock. The Company is required to reserve shares of common stock for issuance on conversion of the Convertible Notes in an amount representing 110% of the number of shares of common stock into which the Notes currently are convertible. If a Convertible Note holder elects to convert its Convertible Notes on or prior to September 30, 2008 in connection with certain change in control transactions in which 10% or more of the consideration for the Company’s common stock consists of cash or securities or other property that is not traded or scheduled to be traded immediately following such transaction on a U.S. national securities exchange or the Nasdaq National Market, the Company will increase the number of shares of common stock to be issued upon conversion as described in the Convertible Notes. Upon a change in control event or if the Company’s common stock is no longer traded on a national exchange or the Nasdaq National Market, a Convertible Note holder may require the Company to repurchase such holder’s Convertible Notes in cash at 105% of the principal amount of the Convertible Notes, plus accrued but unpaid interest, if any, to, but excluding, the repurchase date. The Convertible Notes will be unsecured and subordinated in right of payment to the Company’s existing and future senior indebtedness and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. From September 30, 2008, the Company may redeem all or part of the Convertible Notes at par plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Convertible Notes to pay off mortgage notes that were maturing over the next twelve months and for general corporate purposes.

7. Income Taxes

In accordance with SFAS 109, Accounting for Income Tax, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

During first quarter 2006 and throughout all of 2005, the Company did not recognize any income tax benefits related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for the utilization of the net deferred tax assets. Accordingly, the Company has a full valuation allowance against its net deferred tax assets at March 31, 2006 and December 31, 2005. The Company does not expect to pay federal income taxes for the year ending December 31, 2006.

8. Stock-based Compensation

At March 31, 2006, the Company had five stock-based compensation plans. Share-based awards under these plans consist of stock option awards and restricted stock awards. A detailed description of these plans can be found in the Company’s 2005 Annual Report on Form 10-K/A.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for awards made under the Company’s stock-based compensation plans. Stock options granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. Restricted stock was valued at fair market value measured at the date of grant, and compensation expense, net of actual forfeitures, was recognized over the vesting period of the award.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective transition method and the disclosures that follow are based on applying SFAS 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Results for prior periods have not been restated. The cumulative effect of adopting SFAS 123R and the effect on stock-based compensation expense for the three months ended March 31, 2006 were not material to the Company’s financial results or statement of financial position. SFAS 123R requires that companies estimate forfeitures (resulting from the failure to satisfy service or performance conditions) when recognizing compensation cost. A company’s estimate of forfeitures should be adjusted as actual forfeitures differ from its estimates, resulting in the recognition of compensation cost only for those awards that actually vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment. This effect was not material to the Company’s financial results or statement of financial position.

Compensation Expense - Stock-based compensation expense for the three months ended March 31, 2006 and 2005 totaled approximately $69,000 and $215,000, respectively, of which all were related to restricted stock. The following table presents a summary of the pro forma effects on reported net loss as if the Company had elected to recognize compensation cost based on the fair value of stock options granted as prescribed by SFAS 123. Fair value of options granted in 2004 and prior years has been determined using a Black-Scholes option pricing model method. Since accounting for restricted stock does not differ under SFAS 123, the difference between expense recognized and expense on a pro forma basis presented below is due only to stock options, and the compensation expense related to restricted stock is excluded from the below table. The Company uses the straight line method to recognize expense for plans with graded vesting.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands except per share data)
Net loss	$(2,822)	$(1,825)
Less: Total stock-based employee compensation expense determined under fair value based method for stock options	—	(55)

Pro forma net loss	$(2,822)	$(1,880)

Net loss per share-basic and diluted
Pro-forma	$(0.05)	$(0.03)

As reported	$(0.05)	$(0.03)

Stock Options - During the third quarter of 2005, the Company accelerated the vesting of all of the Company’s outstanding unvested stock options. By accelerating these stock options, the Company does not have any unrecognized compensation expense associated with these options. No stock options have been granted in 2006. Following is a summary of stock options outstanding at March 31, 2006:

	Number of Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding and exercisable at January 1, 2006	869,900	$2.41 - $11.75	$5.17
Granted in 2006	—	$—	$—
Forfeited in 2006	—	$—	$—
Canceled in 2006	—	$—	$—

Options outstanding and exercisable at March 31, 2006	869,900	$2.41 -$11.75	$5.17

The weighted average contractual life remaining on stock options outstanding at March 31, 2006 was 6.95 years.

Restricted Stock - During the three months ended March 31, 2006, the Company awarded 68,250 shares of restricted stock with fair market values ranging from $2.45 - $2.58 per share. The value of those shares, net of estimated forfeitures, aggregated approximately $88,000 and will be amortized to expense over the five-year vesting period. Following is a summary of restricted stock outstanding at March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	815,976	$6.34
Granted	68,250	$2.57
Forfeitures	(44,950)	$6.17
Vested	(7,000)	$7.00

Unvested at March 31, 2006	832,276	$6.19

At March 31, 2006, there was approximately $1.4 million of unrecognized compensation expense related to unvested restricted stock under the Company’s stock-based compensation plans. The average contractual life remaining on unvested restricted stock at March 31, 2006 was 2.8 years.

During the three months ended March 31, 2005, the Company awarded 63,500 shares of restricted stock with fair market value at $1.81 per share. The value of those shares will be amortized to expense over the five-year vesting period.

In accordance with EITF Topic D-90, equity instruments are now accounted for as recognized when vested and related compensation cost has been recognized. As a result, the Company has reclassified deferred compensation to contributed capital on the consolidated balance sheet for all periods presented.

9. Discontinued Operations

Discontinued operations include results of operations for assets sold during the reporting periods. Two Inns sold during the first quarter 2006 and the four Inns sold during 2005 are included in discontinued operations. Discontinued operations exclude properties sold with franchise agreements. Amounts presented in the Company’s Form 10-Q for the period ended March 31, 2005 were restated in the fourth quarter 2005 as a result of the Company’s decision to retain two Inns. Additionally, in 2006, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Results of discontinued operations are included in a separate component on the consolidated statements of operations and statements of cash flows. This has resulted in reclassifications of certain 2005 financial statement amounts.

The following table includes the results of operations of these properties through the date of each respective sale.

	Three Months Ended March 31,
	2006	2005
Lodging revenues	$159,758	$1,071,440

Direct lodging expenses	188,438	920,454
Property and other taxes and insurance	31,905	179,407
Interest expense	15,519	253,851

Total expenses	235,862	1,353,712

Loss from discontinued operations	(76,104)	(282,272)
Gain on sale of discontinued operations	11,360	—

Net loss from discontinued operations	$(64,744)	$(282,272)

During the three months ended March 31, 2006, the Company sold the remaining two Inns classified as held-for-sale, and recorded an aggregate gain of approximately $11,000.

10. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2006	2005
Numerator
Net loss from continuing operations	$(2,756,971)	$(1,542,265)
Net loss from discontinued operations	(64,744)	(282,272)

Net loss	$(2,821,715)	$(1,824,537)

Denominator
Weighted average shares outstanding	56,739,379	56,544,656

Loss Per Common Share
Net loss from continuing operations– basic and diluted	$(0.05)	$(0.03)
Net loss from discontinued operations – basic and diluted	—	—

Net loss – basic and diluted	$(0.05)	$(0.03)

Options to purchase shares of common stock, unvested restricted stock, and convertible notes were not included in the computations of diluted loss per share because the effect would be antidilutive given the Company’s loss in each period presented.

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

12. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which became effective in the first quarter 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued FAS 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006. This statement amends FAS 140 regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2006, we owned 107 Inns, of which 95 are Jameson Inns and 12 are Signature Inns, including four which were converted to Jameson Inns in early April 2006. The remaining eight Signature Inns (the “Inns to-be-converted”) will be converted later in 2006 and in 2007. All of our Inns are classified as being within the economy or mid-scale without food and beverage segments of the lodging industry. We did not purchase, build or expand any hotels in 2005 or during the three months ended March 31, 2006. During the three months ended March 31, 2006, we sold the two remaining Inns that had been classified as held-for-sale. In addition to our ownership of our hotels, we also own billboards and other related assets. Additionally, we have franchised the use of the Jameson brand to the owners of 12 other Jameson Inns.

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

Based on information from several observers of our industry and our recent experience, we expect demand for lodging services to continue to increase during the remainder of 2006, although we are unable to predict what effect the recent increases in gasoline prices might have on such demand. As a result, we expect RevPAR growth to continue in 2006 due to increases in occupancy and ADR, subject to the impact any volatility in gasoline prices may have.

Management’s Priorities

Our highest priorities for 2006 continue to be achieving RevPAR growth, administering and promoting the Jameson Stock Awards program and the on-going re-branding of our Inns to-be-converted to the Jameson Inn brand. Our long-range plan is to grow the Jameson Inn brand as opportunities for growth become available which may include, among other things, new development or additional franchising of the brand. We also intend to consider other strategic alternatives as a possible means of growth and increasing shareholder value. These include acquisitions of other properties, business combinations, corporate restructuring, entry into additional long-term debt financings, and engagement in related lines of new business. We have made no decisions or commitments at this time, but we intend to continue to consider any of these alternatives.

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

	Three Months Ended March 31,
	2006	2005
Jameson Inns:
Occupancy rate	56.3%	50.3%
ADR	$64.66	$62.96
RevPAR	$36.43	$31.63
Lodging revenues (000’s)	$18,825	$16,490
Room nights available	517,140	516,600

Inns to-be-converted:
Occupancy rate	30.6%	30.4%
ADR	$63.75	$63.19
RevPAR	$19.50	$19.20
Lodging revenues (000’s)	$2,434	$2,429
Room nights available	119,250	119,610

All Inns:
Occupancy rate	51.5%	46.5%
ADR	$64.56	$62.99
RevPAR	$33.26	$29.30
Lodging revenues (000’s)	$21,259	$18,919
Room nights available	636,390	636,210

Comparison of the Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, we recorded lodging revenues of $21.3 million compared to lodging revenues of $18.9 million during the same period in 2005. Revenues increased due to a 13.5% rise in RevPAR as a result of a 5.0 percentage point increase in occupancy and an increase in ADR of 2.5% in the first quarter of 2006. Our owned Jameson Inns increased RevPAR by 15.2% in the first quarter of 2006 as a result of a 6.0 percentage point increase in occupancy and a $1.70 increase in ADR. Our Inns to-be-converted RevPAR increased 1.6% in the first quarter of 2006 as a result of a 0.2 percentage point increase in occupancy and a $0.56 increase in ADR. Overall, in the first quarter of 2006, occupancy for our Inns increased to 51.5% from 46.5% and ADR for our Inns increased $1.57.

Our direct lodging expenses increased 10.8%, or $1.1 million, as a result of increases of room expenses of $528,000, utilities expenses of $122,000, hotel level administrative and general expenses of $202,000 and maintenance and repair expenses of $282,000, partially offset by reduced telephone expenses of $55,000. Room expenses and utilities expenses increased primarily as a result of increases in occupancy and higher utility rates. Hotel level administrative and general expenses increased as a result of higher workers compensation insurance premiums, credit card processing fees and bad debt expenses. Maintenance and repair expenses increased as a result of additional work necessary for our Inns to meet our standards as they age.

Our property and other taxes and insurance expenses decreased 6.1%, or $88,000, in the first quarter of 2006. The decrease is a result of reduction in insurance premiums and anticipated refunds of 2005 overpayments of franchise taxes.

Our depreciation expense increased 42.5%, or $1.4 million, in the first quarter of 2006. This is a result from the increased capital investments of $18.6 million for 2005 and $4.9 million in the first quarter of 2006 compared to $6.8 million for 2004 and $1.7 million in the first quarter of 2005. The greater capital investments over the past fiscal year and quarter are primarily a result of our conversion of five Inns to-be-converted to Jameson Inns during 2005, and the conversion of four Inns to-be-converted during the quarter ended March 31, 2006.

Our corporate general and administrative expenses increased $149,000 in the first quarter of 2006 as a result of increased payroll expenses of $168,000 and increased travel expenses of $30,000, offset by decreased Jameson Stock Awards Program expenses of $58,000, which had start up costs in the same period of 2005. Payroll costs increased due to salary increases and bonus accruals that exceeded those recorded in the same period of 2005. We expect to incur lower costs for full year 2006 related to our external Sarbanes-Oxley compliance efforts, offset by higher payroll-related costs and other costs due to inflation and cost of living adjustments.

Our interest expense increased $852,000 in the first quarter of 2006 as a result of having higher weighted average interest rates during the first quarter of 2006 than in the same period of 2005, partially offset by reduced mortgage note balances. Our weighted average interest rate for all of our debt was 7.3% in the first quarter of 2006, compared to 5.6% in the same period of 2005.

In the first quarter of 2006, we incurred $72,000 in expense related to the early extinguishment of debt. The charges we incur when we pay off a loan before its maturity date relate to the expensing of remaining deferred finance costs. We pay loans off early as a result of refinancing debt on a property or the sale of a property.

We do not expect to incur federal or state income taxes for the year ending December 31, 2006. In assessing the need for a valuation allowance, we evaluated all significant available positive and negative evidence, including the existence of taxable losses in recent years and our forecast of future taxable losses for 2006. After reviewing our first quarter 2006 financial results, we maintained a full valuation allowance against our net deferred tax assets and recorded no income tax benefit related to our first quarter loss.

For the reasons outlined above, we had net loss from continuing operations of $2.8 million in the first quarter of 2006 compared to net loss from continuing operations of $1.5 million in the same period of 2005.

EBITDA from Continuing Operations- Supplemental Non-GAAP information

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

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net loss from continuing operations	$(2,757)	$(1,542)
Depreciation	4,697	3,296
Interest	3,683	2,832

EBITDA	$5,623	$4,586

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Early extinguishment of mortgage notes	$72	$—
Loss on sale of property and equipment	4	—

Adjusted EBITDA	$5,699	$4,586

We use EBITDA to measure the financial performance of our operations because it excludes interest, income taxes and depreciation, which bear little or no relationship to our hotel operating results. EBITDA from continuing operations also excludes those items which relate to net loss from discontinued operations. By excluding interest expense, EBITDA measures financial performance irrespective of our capital structure or how we finance our hotel properties and operations. By excluding income taxes, EBITDA provides a basis for measuring the financial results of our operations excluding factors that our hotel operating performance cannot control. By excluding depreciation expense, which can vary from hotel to hotel based on historical cost and other factors unrelated to the hotels’ financial performance, EBITDA measures the financial performance of our operations without regard to their historical cost. For all of these reasons, we believe that EBITDA and EBITDA from continuing operations provide information that is relevant and useful in evaluating our business.

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

Adjusted EBITDA is a non-GAAP measure and should not be used as a substitute for measures such as net loss, cash flows from operating activities, or other measures computed in accordance with GAAP. The Company uses Adjusted EBITDA to measure its performance and to assist in the assessment of hotel property values. Adjusted EBITDA is also a widely used industry measure which the Company believes provides pertinent information to investors and is an additional indicator of the Company’s operating performance. The Company defines Adjusted EBITDA as EBITDA excluding the effects of certain charges such as gains and losses related to the sale of property and equipment and gains and losses related to early extinguishment of debt.

Liquidity and Capital Resources

Overview

We believe we will have adequate liquidity in 2006 to operate our business and to meet our cash requirements.

Our short-term liquidity needs include funds for operating expenses, interest and principal payments on our outstanding indebtedness and funds for capital improvements, including the on-going renovations and conversions of Inns to-be-converted. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash on hand, and if necessary, by drawing upon our lines of credit.

In general, we expect to meet our long-term liquidity requirements for the funding of Inn development, including the rebranding of Inns to-be-converted to Jameson Inns, property acquisitions, renovations and other capital improvements through net cash generated from operations, long-term secured and unsecured indebtedness, including our lines of credit and available borrowing commitments, and potentially through the issuance of additional equity securities or through joint ventures.

Historically, our cash and capital requirements have been satisfied through cash generated from operating activities, borrowings under our credit facilities, and the issuance of equity securities. We believe cash flows from operations, available borrowings under our credit facilities and borrowing commitments and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital improvements and debt service and other obligations during 2006.

Our ability to fund operations, make planned capital improvements, and be in compliance with the financial covenants under our debt agreements will be dependent on our future operating results and our success in extending or refinancing debt maturities. Our future operating results are dependent on a number of factors, many of which are beyond our direct control.

Operating

Cash flow provided by operating activities-continuing operations for the three months ended March 31, 2006 totaled $1.8 million, compared to $1.1 million for the same period in 2005. Net loss, after reconciling adjustments to net cash provided by continuing operations (such as non-cash income statement impacts like depreciation and amortization, early extinguishment of debt, stock based compensation and loss on disposal of property and equipment), totaled approximately $2.3 million. Working capital changes, including receivables, accruals, and payables, used approximately $471,000 during the three months ended March 31, 2006. This was primarily due to decreases in accrued payroll, accounts payable and accrued expenses as a result of timing differences, partially offset by increases in accounts receivable, other receivables and accrued property and other taxes.

We use cash flow from operating activities to fund our operating expenses, debt service requirements and capital improvements.

Investing

Our net cash used in investing activities-continuing operations during the first quarter of 2006 totaled approximately $6.5 million for capital improvement projects, including the four conversion projects completed in early April 2006.

We plan to spend approximately $19.5 million during all of 2006 on refurbishment, renovation and conversion projects of existing Inns. These capital investments are expected to be funded from operating cash flows and possibly additional borrowings. The 2006 capital budget includes costs to convert six of our Inns to-be-converted to our more recognizable Jameson Inn brand. Four of those conversions were substantially completed during the first three months of 2006, at a total cost of approximately $9.4 million. We plan to complete the conversion of two additional Inns to-be-converted by the end of 2006 and the remaining six by the end of 2007.

Financing

Our net cash used in financing activities-continuing operations during the three months ended March 31, 2006 totaled approximately $780,000. This amount included combined proceeds from the refinance of mortgage notes and net proceeds on lines of credit of approximately $1.1 million, offset by combined advances for mortgage note refinancing, repayments and payoffs of mortgage notes and related deferred finance costs of approximately $1.9 million.

At March 31, 2006, our outstanding indebtedness was approximately $193.3 million, $128.2 million of which was secured by mortgages covering 76 of our 107 owned Inns. Current maturities at March 31, 2006 include scheduled principal payments of approximately $3.8 million for long-term mortgage notes payable and five maturing mortgage notes payable totaling approximately $8.5 million secured by five Inns; as well as two mortgage notes payable totaling approximately $6.2 million that mature in 2010 and 2011 but were in violation of debt service coverage ratio requirements at December 31, 2005. A waiver was granted for both notes with respect to the requirements for the year ended December 31, 2005. Since there is no assurance that we will be in compliance with the debt service coverage ratio requirements for the year ended December 31, 2006 or that a waiver will be granted for that period, the full amount of the related long-term debt has been classified as a current liability in the accompanying balance sheet at March 31, 2006. In addition, as of March 31, 2006, we had aggregate availability of approximately $8.9 million on our lines of credit and available borrowing commitments.

Our policy historically has been to finance all of the costs of developing new Inns, expanding existing Inns. Incurring additional debt is likely to be a significant means of financing any substantial additional hotel growth in the future.

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

Seasonality

Our business is seasonal in nature, with the months from April through September generally accounting for a greater portion of annual lodging revenues than the months from October through March. Therefore, our results for any quarter may not be indicative of the results that may be achieved for a full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages, fuel shortages, rising costs of gasoline and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflicts, regional economic downturn, fuel shortages, rising costs of gasoline, natural disaster or poor weather conditions should occur during the year, the adverse impact to our lodging revenues could likely be greater as a result of our seasonal business.

New Accounting Standards

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective transition method. The cumulative effect of adopting SFAS 123R and the effect on stock-based compensation expense for the three months ended March 31, 2006 were not material to the Company’s financial results or statement of financial position. SFAS 123R requires that companies estimate forfeitures (resulting from the failure to satisfy service or performance conditions) when recognizing compensation cost. The estimated of forfeitures should be adjusted as actual forfeitures differ from its estimates, resulting in the recognition of compensation cost only for those awards that actually vest. The effect of a change in estimated forfeitures is recognized through a cumulative catch-up adjustment. This effect was not material to our financial results or statement of financial position. During the third quarter of 2005, the Company accelerated the vesting of all of the Company’s outstanding unvested stock options. By accelerating these stock options, the Company does not have any unrecognized compensation expense associated with these options. In accordance with EITF Topic D-90, equity instruments are now accounted for as recognized when vested and related compensation cost has been recognized. As a result, we have reclassified deferred compensation to contributed capital on the consolidated balance sheet for all periods presented. At March 31, 2006, there was approximately $1.4 million of unrecognized compensation expense related to unvested restricted stock under the Company’s stock-based compensation plans. The average contractual life remaining on unvested restricted stock at March 31, 2006 was 2.8 years.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Real Estate Assets

We evaluate the impairment of property and equipment and other long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 states that an impairment of long-lived assets has occurred whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Impairment charges are recorded based upon the difference between the carrying value and the fair value of the asset. We review on a quarterly basis the carrying values of our property and equipment, in relation to historical results, current business conditions and known trends to identify indicators of impairment. If indicators of impairment are present, the expected future results of operations of the asset are projected based on the estimated future earnings before interest expenses, income taxes, depreciation and amortization. Growth assumptions are based on assumed future changes in the economy and changes in demand for lodging in the local markets. In the event assumptions used to perform our review are inappropriate, the carrying value of these properties and our operating results would be misstated.

SFAS 144 requires a long-lived asset to be classified as “held-for-sale” in the period in which certain criteria are met. In addition, SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale be reported in discontinued operations. Discontinued operations exclude properties sold with franchise or other agreements which indicate the Company has some form of continuing involvement in the future cash flows of the disposed properties. For properties we consider held-for-sale, an impairment charge is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the asset. Held-for-sale assets are reported at the lower of the carrying amount or the estimated fair value, less the estimated cost to sell. Subsequent to the date that an asset is classified as held-for-sale, depreciation expense is not recorded. There was no impairment charges recorded in the first quarter of 2006 and the same period of 2005 relating to properties sold or held-for-sale. In the event our estimates of net realizability of assets held-for-sale are inappropriate, the carrying value of these properties and operating results would be misstated.

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

We have maintained a full valuation allowance against our deferred tax assets. While we believe our valuation allowance was appropriately stated at March 31, 2006, improvements in our business performance may in the future require us to record a reversal of all or a portion of the remaining valuation allowance because we may reassess our ability to use the related deferred tax assets. Improvement in our projected earnings, changes in tax laws regarding carryforward periods, movement into or out of recent and cumulative loss positions and identification of tax planning strategies, could lead to changes in our expectations regarding utilization of our deferred tax assets.

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

Stock-Based Compensation

Stock based compensation expense is recorded at the fair value of awards at the date of issuance. The determination of fair value of stock options requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that we will recognize over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs for our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income. This issue is not currently critical to our financial statements since all options are currently vested; however, if we choose to issue stock options in the future, this will become more significant to our financial statements. In addition, we will estimate the number of shares and options that will be forfeited by employees before the vesting requirements are met. We base our estimate of forfeitures on the historical forfeiture rate realized on prior awards, and revise our estimate on an ongoing basis to reflect actual forfeitures.

Recent Developments

In February 2006, we entered into a letter of intent to refinance 22 hotels for approximately $32.0 million. If the loan is consummated, the interest rate would be fixed for the 10-year life of the loan, and the proceeds will be used to repay variable interest rate loans.

Forward-Looking Statements

This report, including the documents incorporated in this report by reference, contains certain forward-looking statements. These include statements about changes in interest rates, our expansion plans, acquisition or leasing of additional land parcels, construction of new inns, conversions of and expansion of existing inns, disposition of land parcels and inns, access to debt financing and capital, future corporate strategies and direction, natural disasters, effects and circumstances relating to terrorist acts similar in nature to those which occurred on September 11, 2001, on-going military actions and the anticipated negative impact on travel and other matters. These statements are not historical facts but are expectations or projections based on certain assumptions and analyses made by our senior management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors. Whether actual results and developments will conform to our expectations and predictions is, however, subject to a number of risks and uncertainties. These include, but are not limited to:

•	Our ability to:

•	operate our Inns and manage our business in a cost-effective manner given the number of Inns we own and operate and the geographic areas in which they are located;

•	refurbish, rebrand and remarket our Inns to-be-converted;

•	refinance our current indebtedness on acceptable terms as it becomes due;

•	provide ongoing renovation and refurbishment of the Inns sufficient to maintain consistent quality throughout the chain;

•	successfully administer and grow our Jameson Stock Awards guest loyalty program;

•	assess accurately the market demand for new Inns and expansions of existing Jameson Inns;

•	identify and purchase or lease new sites which meet our various criteria, including reasonable land prices or ground lease terms, and

•	acquire and convert hotels that meet our investment criteria;

•	sell, dispose of or otherwise deal with Inns and land parcels which do not meet our investment criteria;

•	raise additional equity capital adequate for our future plans;

•	secure construction and permanent financing on favorable terms and conditions;

•	contract for the construction of new Inns, the expansions of existing Jameson Inns and the conversion of Inns to-be-converted in a manner which produces Inns consistent with our present quality and standards at a reasonable cost and without significant delay.

•	General economic, market and business conditions, particularly those in the lodging industry and in the geographic markets in which the Inns are located.

•	Increases in retail gasoline prices.

•	Changes in rates of interest we pay on our indebtedness.

•	Changes in laws or regulations.

•	Availability and cost of insurance covering the various business risks we incur.

•	The impact of our recently implemented frequent guest loyalty program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, we had debt obligations of $193.3 million. Approximately 43% of our debt was subject to interest rates adjustable to a spread above the prime rate or Treasury Securities, primarily with twelve month interest re-adjustment dates. Approximately $48.3 million of our fixed rate debt is comprised of mortgage notes secured by individual or groups of Inns. The remaining fixed rate debt includes uncollateralized debentures from the Trust Preferred Notes offering of $27.1 million and convertible notes of $35.0 million.

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

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors we described in our Annual Report on Form 10-K/A for the year ended December 31, 2005, we believe that the following is an additional risk that should be noted:

Risks Related to the Lodging Industry Generally

Retail prices of gasoline have increased significantly in recent months and could lead to less automobile travel.

If the price of gasoline remains at the recent high levels or undergoes further increases, travelers may restrict their amount of automobile use. If there were a material decline in automobile travel, it would most likely result in a decline in the occupancy rates that we and our competitors experience. In addition, we might be required to lower our average daily rates in order to compete more effectively.

ITEM 5. OTHER INFORMATION

On May 9, 2006, the Company issued a press release announcing its financial results for the first quarter of 2006. This information is being furnished for purposes of Regulation FD and is not deemed filed. A copy of this press release is furnished as Exhibit 99.1 to this report.

2006 Bonus Program for Senior Executives

On May 4, 2006, the Board of Directors established a bonus program for 2006 (the “Bonus Program”) for our top six executive officers, including the five “named executive officers” who appear in our Annual Report on Form 10-K/A for the year ended December 31, 2005. The purpose of the Bonus Program is to enhance shareholder value by providing these officers with an added incentive to achieve specific targets set by the Board.

Bonuses awarded to the executive officers will be determined by applying each officer’s allocated percentage of the pool to the total bonus pool. The amount of the bonus pool will be determined based on the Company’s percentage growth in Adjusted EBITDA over its results for 2005, as indicated in the table below.

Allocation of Bonus Pool

Job Description	Percent of Bonus Pool Allocation
CEO	42.7%
President & CFO	17.5%
VP Operations	11.7%
VP Legal	9.7%
VP Marketing	8.7%

Amount of Bonus Pool

Percentage growth in Adjusted EBITDA over 2005	Adjusted EBITDA For 2006 Fiscal Year	Bonus Pool
22%	$34,750,000	$1,165,000
21%	34,500,000	1,115,000
20%	34,250,000	1,065,000
19%	34,000,000	1,015,000
18%	33,750,000	965,000
17%	33,500,000	915,000
16%	33,250,000	865,000
15%	33,000,000	815,000
15%	32,750,000	765,000
14%	32,500,000	715,000
13%	32,250,000	665,000
12%	32,000,000	615,000
11%	31,750,000	565,000
10%	31,500,000	515,000
9%	31,250,000	465,000
8%	31,000,000	415,000
8%	30,750,000	365,000
7%	30,500,000	315,000
6%	30,250,000	265,000
5%	30,000,000	215,000
4%	29,750,000	165,000
3%	29,500,000	115,000
2%	29,250,000	65,000
1%	29,000,000	15,000
2005 actual	28,600,000	0

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of January 31, 2006, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Dunn, North Carolina; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,235,000; Environmental Indemnity Agreement; Loan Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc.

10.2	Schedule of documents substantially similar to Exhibit 10.1

10.3	Summary of Director Compensation for 2006 dated March 1, 2006

10.4	Summary of Executive Bonus Arrangements for 2005 Bonuses dated March 1, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release announcing financial results for the first quarter 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jameson Inns, Inc.

Dated: May 9, 2006	By:	/s/ Thomas W. Kitchin
Thomas W. Kitchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig R. Kitchin
Craig R. Kitchin
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of January 31, 2006, between Jameson Inns Financing 02, L.P. and GE Capital Franchise Finance Corporation, for Jameson Inn, Dunn, North Carolina; Subordination, Attornment and Lessee-Lessor Estoppel Agreement with Kitchin Hospitality, LLC; Promissory Note for $1,235,000; Environmental Indemnity Agreement; Loan Agreement; and Unconditional Guaranty of Payment and Performance of Jameson Inns, Inc.

10.2	Schedule of documents substantially similar to Exhibit 10.1

10.3	Summary of Director Compensation for 2006 dated March 1, 2006

10.4	Summary of Executive Bonus Arrangements for 2005 Bonuses dated March 1, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release announcing financial results for first quarter 2006.